Form 10-Q/A
period 2015-09-30
Aclaris Therapeutics, Inc.
filed 2015-12-03
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Aclaris Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the Securities and Exchange Commission on November 18, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II

Item 6. Exhibits

Exhibit No.	Document

3.1*

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the Commission on October 13, 2015).

3.2*

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the Commission on October 13, 2015).

4.1*

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the Commission on September 25, 2015).

10.1*	Amended and Restated Employment Agreement, by and between the Registrant and Neal Walker, dated as of October 5, 2015.

10.2*	Employment Agreement, by and between the Registrant and Stuart Shanler, dated as of October 4, 2015.

10.3*	Employment Agreement, by and between the Registrant and Christopher Powala, dated as of September 17,

Exhibit No.	Document

2015.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      These exhibits were previously included or incorporated by reference in Aclaris Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 18, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: December 3, 2015	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: December 3, 2015	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Document

3.1*

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the Commission on October 13, 2015).

3.2*

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the Commission on October 13, 2015).

4.1*

Specimen stock certificate evidencing shares of Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the Commission on September 25, 2015).

10.1*	Amended and Restated Employment Agreement, by and between the Registrant and Neal Walker, dated as of October 5, 2015.

10.2*	Employment Agreement, by and between the Registrant and Stuart Shanler, dated as of October 4, 2015.

10.3*	Employment Agreement, by and between the Registrant and Christopher Powala, dated as of September 17, 2015.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      These exhibits were previously included or incorporated by reference in Aclaris Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 18, 2015.