Form 10-K/A
period 2015-12-31
Aclaris Therapeutics, Inc.
filed 2016-04-25
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File Number 001-37581) (the “10-K”), as filed by the Registrant with the Securities and Exchange Commission (the “SEC”), on March 23, 2016. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Registrant’s 2016 Annual Meeting of Stockholders. This Amendment hereby amends and restates Part III, Items 10 through 14 of the 10-K as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the Registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Aclaris,” “we,” “us,” “our” and “the Company” refer to Aclaris Therapeutics, Inc. and, where appropriate, its subsidiary.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers, including their ages as of April 15, 2016. There are no family relationships among any of our directors or executive officers.

For our directors, the biographies below include information, as of April 15, 2016, regarding the specific and particular experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director of our company.

NAME	AGE	POSITION
Executive Officers:
Neal Walker (1)	46	President, Chief Executive Officer and Director
Christopher Powala (2)	56	Chief Operating Officer
Stuart Shanler, M.D. (2)	55	Chief Scientific Officer
Kamil Ali-Jackson (1)	57	Chief Legal Officer
Frank Ruffo (1)	50	Chief Financial Officer
Non-management Directors:
Stephen A. Tullman	50	Chairman of the Board of Directors
Richard A. Bierly	60	Director
Albert Cha, M.D., Ph.D.	44	Director
Anand Mehra, M.D.	40	Director
Christopher Molineaux	50	Director

(1)	This executive officer is a member of another company that has a wholly owned subsidiary that leases office space to us. See “Subleases” under Item 13 below for additional information.
(2)

This executive officer provides part-time services to another company under common control with us. Under a services agreement with NST Consulting, LLC, we are reimbursed by NST Consulting, LLC for the services provided by the executive officer to the other company. See “Services Agreements” under Item 13 below for additional information.

Executive Officers

Neal Walker

Neal Walker co-founded our company and has served as President and Chief Executive Officer and a member of our Board since our inception in July 2012. Dr. Walker co-founded NeXeption, LLC, a biopharmaceutical assets management company, in August 2012. Between July 2011 and July 2012, Dr. Walker served as a consultant to a number of pharmaceutical companies. Dr. Walker co-founded and served as President and Chief Executive Officer and a member of the board of directors of Vicept Therapeutics, Inc., a dermatology-focused specialty pharmaceutical company, from 2009 until its acquisition by Allergan, Inc. in July 2011. Previously, Dr. Walker co-founded and led a number of life science companies, including Octagon Research Solutions, Inc., a software and services provider to biopharmaceutical companies (acquired by Accenture plc), Trigenesis Therapeutics, Inc., a specialty dermatology company, where he served as Chief Medical Officer (acquired by Dr. Reddy's Laboratories Inc.), and Cutix Inc., a commercial dermatology company. He began his pharmaceutical industry career at Johnson and Johnson, Inc. Dr. Walker is a director of Alderya Therapeutics, Inc, a publicly held biotechnology company, as well as several private biotechnology companies. Dr. Walker received his M.B.A. degree from The Wharton School, University of Pennsylvania, his Doctor of Osteopathic Medicine degree from the Philadelphia College of Osteopathic Medicine and a B.A. degree in Biology from Lehigh University. Dr. Walker's experience as a board-certified dermatologist and the founder of our company and other pharmaceutical companies, his background in clinical and product development in dermatology and other fields, and his knowledge of the pharmaceutical industry contributed to the conclusion of our Board that he should serve as a director of our company.

Christopher Powala

Christopher Powala co-founded our company and has served as our Chief Operating Officer since our inception in July 2012. Since January 2014, Mr. Powala has served part-time as a regulatory consultant at Ralexar Therapeutics, Inc. (formerly Alexar Therapeutics, Inc.), a specialty dermatology company. Between July 2011 and July 2012, Mr. Powala served as a consultant to a number of pharmaceutical companies. Mr. Powala co-founded and served as Chief Operating Officer of Vicept Therapeutics, Inc. from 2009 until its acquisition by Allergan, Inc. in July 2011. Prior to joining Vicept Therapeutics, Inc., from 2008 to 2009, he served as Vice President, Clinical Operations & Global Regulatory Affairs for Vital Therapies, Inc., a biotechnology company. From 1993 to 2008, Mr. Powala was with CollaGenex Pharmaceuticals, Inc, a dermatology-focused specialty pharmaceutical company, where he served as Vice President, Drug Development and Regulatory Affairs. Previously, Mr. Powala also held various positions in product development and regulatory affairs at Wyeth Laboratories, Inc. Mr. Powala received his bachelor's degree in Biology from State University of New York-Regents College.

Stuart Shanler, M.D.

Stuart Shanler, M.D. co-founded our company and has served as our Chief Scientific Officer since our inception in July 2012. Since January 2014, Dr. Shanler has served part-time as a medical and clinical development consultant at Ralexar Therapeutics, Inc., a specialty dermatology company. Between July 2011 and July 2012, Dr. Shanler served as a consultant to a number of pharmaceutical companies. Dr. Shanler co-invented a topical rosacea drug for, and co-founded and served as Chief Scientific Officer of, Vicept Therapeutics, Inc. from 2009 until its acquisition by Allergan, Inc. in July 2011. Previously, Dr. Shanler was a dermatologic surgeon in private practice. Dr. Shanler is a board-certified dermatologist and received his M.D. degree from Albany Medical College of Union University and received B.S. degrees in Biology and the Biological Basis of Behavior from the University of Pennsylvania.

Kamil Ali-Jackson

Kamil Ali-Jackson co-founded our company and has served as our Chief Legal Officer since our inception in July 2012. Ms. Ali-Jackson also serves as Chief Compliance Officer and Secretary. In addition, since May 2011, Ms. Ali-Jackson has served as the Chief Legal Officer of NeXeption, Inc. and certain of its affiliates. From January 2014 to December 2015, Ms. Ali-Jackson served part-time as the Chief Legal Officer of Ralexar Therapeutics, Inc., a specialty dermatology company. From May 2011 until its acquisition by Actelion US Holdings Company, a subsidiary of Actelion Ltd., in September 2013, Ms. Ali-Jackson served as Chief Legal Officer, Chief Compliance Officer and Secretary of Ceptaris Therapeutics, Inc., a biotechnology company. From October 2010 to September 2011, she was a consultant to a private specialty pharmaceutical company. From 2006 to May 2010, she served as General Counsel and Secretary of Ception Therapeutics, Inc., a biotechnology company that was acquired by Cephalon, Inc. Previously, Ms. Ali-Jackson served as legal counsel and a licensing business executive for a number of pharmaceutical companies, including Merck & Co., Inc., Dr. Reddy's Laboratories Inc. and Endo Pharmaceuticals, Inc. Ms. Ali-Jackson received her J.D. degree from Harvard Law School and A.B. degree in Politics from Princeton University.

Frank Ruffo

Frank Ruffo co-founded our company and has served as our Chief Financial Officer since our inception in July 2012. From January 2014 to December 2015, Mr. Ruffo served part-time as a financial consultant at Ralexar Therapeutics, Inc., a specialty dermatology company. Mr. Ruffo also served part-time as the Chief Financial Officer of VenatoRx Pharmaceuticals Inc., a pharmaceutical company, from October 2011 to November 2014 and the Chief Financial Officer of BioLeap, Inc. from January 2010 to January 2013. Prior to joining our company, Mr. Ruffo co-founded and served as Chief Financial Officer of Vicept Therapeutics, Inc. from 2009 until its acquisition by Allergan, Inc. in July 2011. Prior to joining Vicept Therapeutics, Inc., from 1996 to 2008, Mr. Ruffo served as the Vice President, Finance and Controller of CollaGenex Pharmaceuticals, Inc. He is a certified public accountant in Pennsylvania (inactive since 2008). Mr. Ruffo received his B.S. degree in Accounting from LaSalle University.

Non-management Directors

Stephen A. Tullman

Stephen A. Tullman has served as Chairman of our Board since August 2012. Mr. Tullman co-founded NeXeption, Inc. in May 2011 and NeXeption, LLC in August 2012 and currently serves as the managing member of NeXeption, LLC and certain of its affiliates. He previously served as Chairman, President and Chief Executive Officer of Ceptaris Therapeutics, Inc., a biopharmaceutical company, from May 2011 until its acquisition by Actelion US Holdings Company, a subsidiary of Actelion Ltd, in September 2013. Mr. Tullman served as Chairman of Vicept Therapeutics, Inc. from 2009 until its acquisition by Allergan, Inc. in July 2011. In 2005, Mr. Tullman co-founded Ception Therapeutics, Inc. and served as its President and Chief Executive Officer until its acquisition by Cephalon, Inc. in 2010. In 2003, Mr. Tullman co-founded Trigenesis Therapeutics, Inc., where he served as its Chief Business Officer (acquired by Dr. Reddy's Laboratories Inc.) Mr. Tullman began his career at SmithKline Beecham, a pharmaceutical company, where he held positions of increasing responsibility in finance, sales, marketing, and research and development. Mr. Tullman currently serves as the chairman of the board of directors of Ralexar Therapeutics, Inc., a specialty dermatology company, and on the boards of directors of several other privately held companies. Mr. Tullman received a B.S. degree in Accounting from Rutgers University. Our Board believes that Mr. Tullman's leadership, executive, managerial and business experience with several life sciences companies qualify him to serve as a director of our company.

Richard A. Bierly

Richard A. Bierly was appointed to our Board as of the date of October 6, 2015. From March 2014 until April 2016, Mr. Bierly served as the chief financial officer of Medivation, Inc., a publicly traded biopharmaceutical company. Mr. Bierly will retire from Medivation in July 2016, after which he will remain a consultant until September 2016. Mr. Bierly served as an executive director in Ernst & Young LLP's Financial Accounting Advisory Services practice for life sciences and other clients from September 2013 to March 2014, where he provided advisory services in connection with finance function transformations. From 1999 to 2012, he served in several leadership roles at Johnson & Johnson, including from August 2010 to 2012 as vice president, global finance services, where he was responsible for a New Jersey-based shared services center providing financial accounting services to Johnson & Johnson’s U.S.-based operating companies. At Johnson & Johnson, Mr. Bierly also served as vice president, finance of Centocor, Inc., and as vice president, finance, of Ortho Biotech LP, both subsidiaries of Johnson & Johnson. Mr. Bierly received his Bachelor of Business Administration degree from Pennsylvania State University and is a certified public accountant in Pennsylvania (inactive) and New Jersey (inactive). Our Board believes that Mr. Bierly's financial acumen and substantial biotechnology industry experience qualify him to serve as a director of our company.

Albert Cha, M.D., Ph.D.

Albert Cha, M.D., Ph.D. has served as a member of our Board since August 2012. In 2000, Dr. Cha joined Vivo Capital, a healthcare investment firm, where he has served in various positions, and he currently serves as a managing partner. Dr. Cha currently serves as a member of the boards of directors of several privately held biotechnology and medical device companies. Dr. Cha holds B.S. and M.S. degrees in Electrical Engineering from Stanford University and an M.D. degree and Ph.D. degree in Neuroscience from the University of California at Los Angeles. Our Board believes that Dr. Cha's substantial experience with companies in the healthcare sector and his financial and business experience qualify him to serve as a director of our company.

Anand Mehra, M.D.

Anand Mehra, M.D. has served as a member of our Board since September 2014. Dr. Mehra joined Sofinnova Ventures, a venture capital firm, in 2007 and currently serves as a general partner. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan's private equity and venture capital group, and before that, Dr. Mehra was a consultant in McKinsey & Company's pharmaceutical practice. Dr. Mehra currently serves on the boards of directors of the publicly held companies Spark Therapeutics, Inc., Aerie Pharmaceuticals, Inc. and Marinus Pharmaceuticals, Inc., as well as several private companies. Dr. Mehra received his B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University's College of Physicians and Surgeons. Our Board believes that Dr. Mehra is qualified to serve on our Board because of his extensive experience in the life sciences industry, his service on the boards of directors of other public life sciences companies and his extensive leadership experience.

Christopher Molineaux

Christopher Molineaux has served as a member of our Board since January 2014. Since 2009, Mr. Molineaux has served as President and Chief Executive Officer of Pennsylvania Bio, a pharmaceutical and biotech industry advocacy organization. Prior to joining Pennsylvania Bio, Mr. Molineaux served as worldwide Vice President of pharmaceutical communication and public affairs for Johnson & Johnson. Mr. Molineaux previously served as Vice President for Public Affairs at the Pharmaceutical Research and Manufacturers Association. He holds a B.A. degree from the College of the Holy Cross. Our Board believes that Mr. Molineaux's substantial pharmaceutical and biotechnology industry experience qualifies him to serve as a director of our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities.  Officers, directors and more than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and written representations provided to us by all of our directors and executive officers and certain of our more than 10% stockholders, we believe that during the year ended December 31, 2015, our directors, executive officers and more than 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted the Aclaris Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees.  The Code of Business Conduct and Ethics is available on our website at www.aclaristx.com.    If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are currently Mr. Bierly, Mr. Molineaux and Dr. Mehra. Mr. Bierly is the Chairman of the Audit Committee.

The Board reviews the NASDAQ Stock Market (“NASDAQ”) listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards and under Rule 10A-3 under the Exchange Act).

The Board has also determined that Mr. Bierly qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Mr. Bierly’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

ITEM 11.EXECUTIVE COMPENSATION

For the year ended December 31, 2015, our Chief Executive Officer and our two other most highly compensated executive officers were:

•	Neal Walker, our President and Chief Executive Officer;

•	Christopher Powala, our Chief Operating Officer; and

•	Stuart Shanler, our Chief Scientific Officer.

We refer to these executive officers herein as our named executive officers.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2015 and 2014. Under a services agreement, we provided the part-time services of Mr. Powala and Dr. Shanler to Ralexar Therapeutics, Inc., a company under common control with us, and NST Consulting, LLC reimbursed us for these services based on the percentage of time the named executive officer spent on matters related to Ralexar.  The salary amounts set forth in the table below represent the total salary earned by the named executive officer during the indicated year, including amounts reimbursed by NST Consulting, LLC to us. For more information regarding our services agreement with NST Consulting, LLC, see “Services Agreements” under Item 13 below.

				Stock	Non- Equity Incentive Plan	All Other
		Salary	Option Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
Neal Walker	2015	344,999	4,707,527	335,556	138,000	11,120	5,537,202
President and Chief Executive Officer	2014	339,900	241,420	—	101,970	10,968	694,258
Christopher Powala	2015	305,271	1,838,108	186,420	91,581	11,948	2,433,328
Chief Operating Officer	2014	300,760	79,875	—	90,228	11,708	482,571
Stuart Shanler	2015	287,499	1,710,920	166,344	86,250	45,278	2,296,291
Chief Scientific Officer	2014	283,250	77,602	—	84,975	45,188	491,015

(1)

The amounts reflect the full grant date fair value for awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing options and stock awards are described in Note 8 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(2)

The amounts reflect the portion of each officer’s target bonus paid based on the achievement of our corporate goals, which for 2015 are discussed further below under “—Narrative to Summary Compensation Table—Annual Bonus.”

(3)

In 2014 and 2015, we reimbursed Dr. Shanler an amount of $33,600 for corporate housing expenses that he incurred. The other amounts shown in the “All Other Compensation” column primarily consist of company matching contributions to the officer’s 401(k) plan account.

Narrative to Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

The Compensation Committee of our Board has historically determined our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, the Compensation Committee then recommends the compensation for each executive officer. Our Compensation Committee, without members of management present, discusses and ultimately approves the compensation of our executive officers. Prior to 2015, our Compensation Committee had not engaged a compensation consultant or adopted a peer group of companies for purposes of determining executive compensation. In August 2015, the Compensation Committee retained Compensia, Inc., a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program.

Annual Base Salary

The following table presents the base salaries for each of our named executive officers for 2016, 2015 and 2014.  The base salaries for 2016 became effective on January 1, 2016 for all of our named executive officers.

Name	2016 Base Salary ($)	2015 Base Salary ($)	2014 Base Salary ($)
Neal Walker	420,000	344,999	339,900
Christopher Powala	345,000	305,271	300,760
Stuart Shanler	330,000	287,499	283,250

Annual Bonus

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations for each fiscal year. For each of 2015 and 2014, the target bonus was 30% of each named executive officer's base salary.  For 2016, the target bonus for Dr. Walker is 50% of his base salary and the target bonus for each of Mr. Powala and Dr. Shanler is 35% of each of their respective base salaries.

For 2015, bonuses were awarded based on our achievement of specified corporate goals, including our clinical development and capital raising activities. Based on the level of achievement, our Compensation Committee awarded Dr. Walker 133% of his target bonus for 2015 and awarded Mr. Powala and Dr. Shanler 100% of their target bonuses for 2015. These actual bonus amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Long-Term Incentives

Our 2012 equity compensation plan (the “2012 Plan”) authorized us to make grants to eligible recipients of non-qualified stock options, incentive stock options and restricted stock awards. All of our awards under this plan were in the form of stock options. Effective upon the consummation of our initial public offering in October 2015, no further options or stock awards may be granted under our 2012 Plan, but all outstanding stock awards will continue to be governed by their existing terms. In connection with the initial public offering, our Board adopted, and our stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to our employees and our parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, including officers, consultants and directors. Our 2015 Plan also provides for the grant of performance cash awards to our employees, consultants and directors. We have issued stock options and restricted stock units from the 2015 Plan.

We award stock options on the date the Compensation Committee approves the grant. We set the option exercise price and grant date fair value based on our per-share valuation on the date of grant. The shares underlying options granted under our 2012 Plan typically vest 25% one year from the date of grant and the remaining shares vest in 36 equal monthly installments thereafter.  Under our 2015 Plan, restricted stock units and shares underlying stock options typically vest in four annual increments.

In September 2015, our Compensation Committee awarded options to Dr. Walker, Mr. Powala and Dr. Shanler to purchase 211,019 shares, 69,636 shares and 66,471 shares of our common stock, respectively. Each of these options has an exercise price of $10.66 per share. In December 2015, our Compensation Committee approved additional option grants to Dr. Walker, Mr. Powala and Dr. Shanler to purchase 137,335 shares, 58,516 shares and 53,833 shares of our common stock, respectively. Each of these options has an exercise price of $28.68 per share. In December 2015, our Compensation Committee also approved restricted stock unit awards to Dr. Walker, Mr. Powala and Dr. Shanler in the amount of 11,700 shares, 6,500 shares and 5,800 shares of our common stock, respectively.

Employment Arrangements

Please see “—Potential Payments upon Termination of Employment or upon Change in Control” below for information regarding the employment and severance agreements for each of our named executive officers.

Outstanding Equity Awards at End of 2015

The following table provides information about outstanding stock options and restricted stock units held by each of our named executive officers at December 31, 2015. None of our named executive officers held other stock awards at the end of 2015.

			Option Awards				Stock Awards
			Number of Securities Underlying Unexercised Options (#)
Name	Type of Award	Equity Incentive Plan	Exercisable	Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)(7)
Neal Walker	Option	2012	14,516	29,032(2)	0.73	08/12/2024
	Option	2012	29,710	89,130(3)	1.52	12/07/2024
	Option	2012	—	211,019(4)	10.66	8/31/2025
	Option	2015	—	137,335(5)	28.68	12/17/2025
	RSU	2015					11,700(6)	315,198
Christopher Powala	Option	2012	4,820	9,642(2)	0.73	08/12/2024
	Option	2012	9,818	29,457(3)	1.52	12/07/2024
	Option	2012	—	69,636(4)	10.66	08/31/2025
	Option	2015	—	58,516(5)	28.68	12/17/2025
	RSU	2015					6,500(6)	175,110
Stuart Shanler	Option	2012	4,820	9,642(2)	0.73	08/12/2024
	Option	2012	9,456	28,370(3)	1.52	12/07/2024
	Option	2012	—	66,471(4)	10.66	8/31/2025
	Option	2015	—	53,833(5)	28.68	12/17/2025
	RSU	2015					5,800(6)	156,252

(1)

All options granted to date under our 2012 Plan to the named executive officers are exercisable immediately, subject to a repurchase right in our favor that lapses as the option vests. This column reflects the number of options held by our named executive officers that were unvested, as opposed to unexercisable, as of December 31, 2015.

(2)

25% of the total shares underlying this option vested on August 13, 2015. The remaining shares vest 1/36th monthly through August 13, 2018, subject to the officer’s continued service through each applicable vesting date.

(3)

25% of the total shares underlying this option vested on December 8, 2015. The remaining shares vest 1/36th monthly through December 8, 2018, subject to the officer’s continued service through each applicable vesting date.

(4)

25% of the total shares underlying this option will vest on September 1, 2016. The remaining shares vest 1/36th monthly through September 1, 2019, subject to the officer’s continued service through each applicable vesting date.

(5)

25% of the total shares underlying this option will vest on December 18, 2016. The remaining shares vest 1/36th monthly through December 18, 2019, subject to the officer’s continued service through each applicable vesting date.

(6)

25% of the total shares subject to restriction will vest on December 18, 2016. The remaining shares vest 1/3rd annually through December 18, 2019, subject to the officer’s continued service through each applicable vesting date.

(7)	Based on the closing price of our common stock of $26.94 per share as of December 31, 2015.

Potential Payments upon Termination of Employment or upon Change in Control

In 2015, we entered into employment agreements with Dr. Walker under which he serves as our President and Chief Executive Officer, Mr. Powala under which he serves as our Chief Operating Officer and Dr. Shanler under which he serves as our Chief Scientific Officer. The employment agreements became effective as of October 6, 2015. Under these agreements, Dr. Walker, Mr. Powala and Dr. Shanler are each eligible to receive severance benefits in specified circumstances.

Employment Agreements with Dr. Walker, Mr. Powala and Dr. Shanler

Pursuant to our employment agreements with Dr. Walker, Mr. Powala and Dr. Shanler, each executive officer is eligible for severance benefits in specified circumstances. In the event that we terminate Dr. Walker, Mr. Powala or Dr. Shanler without cause, he resigns for good reason or his employment is terminated due to death or disability, he, or his estate, will be entitled to receive, upon execution and effectiveness of a release of claims, (i) continued payment of his then-current salary for a period of 12 months following termination for Dr. Walker and for a period of nine months following termination for each of Mr. Powala and Dr. Shanler, in each case payable in accordance with our normal payroll practices, (ii) a lump sum payment of any approved but unpaid bonuses or portion thereof for the preceding year or the year of termination and (iii) a direct payment by us to the applicable healthcare provider of 100% of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he is eligible and has appropriately elected through the earlier of (A) 12 months following termination for Dr. Walker and nine months following termination for each of Mr. Powala and Dr. Shanler and (B) the date he becomes eligible for substantially equivalent coverage in connection with new employment.

In addition, in the event of termination without cause, for good reason, or due to death or disability of each of Dr. Walker, Mr. Powala or Dr. Shanler occurs on or within three months prior to, or within 12 months following, a change of control, he will be entitled to (i) continuation of his base salary for an additional 12 months for Dr. Walker and six months for each of Mr. Powala and Dr. Shanler following the end of the initial severance period, (ii) up to six additional months of paid COBRA premiums (or until he receives substantially equivalent coverage in connection with new employment, if earlier) and (iii) if the termination occurs on or within three months prior to the change of control, all of his unvested stock options and other equity awards outstanding on the effective date of termination will become fully vested on the effective date of the change of control, or if the termination occurs within 12 months following the effective date of the change of control, provided that any surviving corporation or acquiring corporation assumes his stock options or other equity awards, as applicable, or substitutes similar stock options or equity awards for his stock options or equity awards, as applicable, in accordance with the terms of the applicable equity incentive plans, all unvested stock options and other equity awards outstanding on the effective date of termination will become fully vested on the date of termination.

In the event Dr. Walker's, Mr. Powala's or Dr. Shanler's employment is terminated upon nonrenewal of the employment agreement by us, he will continue to receive his salary and benefits during the 90-day nonrenewal notice period, and, upon execution and effectiveness of a release of claims, he will be entitled to receive (i) continued payment of his then-current salary for a period of 12 months following termination for Dr. Walker and for a period of nine months following termination for each of Mr. Powala and Dr. Shanler, in each case payable in accordance with our normal payroll practices, (ii) a lump sum payment of any approved but unpaid bonuses or portion thereof for the preceding year or the year of termination and (iii) a direct payment by us to the applicable healthcare provider of 100% of the medical, vision and dental coverage premiums due to maintain any COBRA coverage for which he is eligible and has appropriately elected through the earlier of (A) eight months following termination for Dr. Walker and five months following termination for each of Mr. Powala and Dr. Shanler and (B) the date the officer becomes eligible for substantially equivalent coverage in connection with new employment.

The following definitions have been adopted in these employment agreements:

•

“cause” means: (i) his conviction of, or guilty plea to, a crime of moral turpitude, whether or not a felony, or a felony, other than traffic violations; (ii) any act or omission by him which constitutes gross negligence or a material breach of his duty of loyalty; (iii) any material breach by him of our personnel policies, including those prohibiting acts of discrimination, harassment or retaliation; (iv) any act constituting dishonesty, fraud, immoral or disreputable conduct; (v) refusal to follow or implement a clear and reasonable directive; (vi) breach of fiduciary duty; or (vii) a material violation or breach by him of his employment agreement, subject to specified exceptions, or any other agreement with us;

•

“good reason” means, in the absence of events that would support a termination for cause: (i) there is a material failure by us or our successor to pay his salary or additional compensation or benefits in accordance with the employment agreement; (ii) his annual base salary is materially decreased without his prior written consent; (iii) he is assigned duties substantially inconsistent with his title and the responsibilities set forth in his job description without his prior written consent; (iv) his place of employment is changed to a location that is greater than 50 miles from his current place of employment; or (v) any other material violation or breach by us of his employment agreement; provided, however, none of the above events will constitute good reason absent him providing us with proper notice and our failure to cure such event within 30 days of such notice; and

•

“change in control” means: (i) our consolidation or merger with or into any other corporation or other entity or person, or any other corporate reorganization, in which our stockholders immediately prior to such consolidation, merger or reorganization own, in the aggregate, less than 50% of the surviving entity's voting power or outstanding capital stock immediately after such consolidation, merger or reorganization, or any transaction or series of related transactions to which we, or any of our stockholders is a party in which greater than 50% of our voting power or outstanding capital stock is transferred, or pursuant to which any person or group of affiliated persons obtains greater than 50% of our voting power or outstanding capital stock, excluding any consolidation or merger effected exclusively to change our domicile; or (ii) any sale, lease or other disposition, including through a division or spin-off transaction, of all or substantially all of our assets or any of our subsidiaries' assets or any sale, lease or exclusive license or other disposition of all or substantially all of our intellectual property; provided, however that neither of the following constitutes a change of control: (A) transfers of capital stock by an existing stockholder as a result of death or otherwise for estate planning purposes or to such stockholder's affiliates or to any of our other existing stockholders; or (B) issuances of our equity securities in connection with financings for working capital and other general corporate purposes.

Health and Welfare Benefits

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual Code limits. Currently, we match 100% of each eligible employee's contributions up to 4.0% of total eligible compensation. Employees’ pre-tax contributions are allocated to each participant's individual account and are then invested in selected investment alternatives according to the participants' directions. Employees are immediately and fully vested in their contributions, and our matching contribution is subject to a six-year vesting schedule. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan's related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

We do not provide perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance for all of our employees, including our named executive officers.

Non-Employee Director Compensation

With the exception of payments to NST Consulting, LLC for the services of Mr. Tullman, the Chairman of our Board, no retainers were paid in respect of any period prior to the completion of our initial public offering. Effective upon the completion of our initial public offering in October 2015, under our director compensation policy, we paid each of our non-employee directors a cash retainer for service on the Board and for service on each committee on which the director was a member. The policy applies to each of our directors who is not an employee or an affiliate of our company, which is currently all directors other than Dr. Walker and Mr. Tullman.  Pursuant to the policy, each non-employee director, who is not an employee or an affiliate of our company, receives an annual cash retainer of $35,000 for serving on our

Board. The Chairman and members of each of the Audit, Compensation and Nominating and Corporate Governance Committees receive an additional retainer for such service, as follows:

	MEMBER ANNUAL SERVICE RETAINER	CHAIRMAN ANNUAL SERVICE RETAINER
Audit Committee	$7,500	$16,500
Compensation Committee	$5,000	$10,000
Nominating and Corporate Governance Committee	$3,500	$7,500

All annual cash compensation amounts are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter. With respect to Mr. Tullman, the Chairman of our Board, we have agreed to pay him an annual retainer of $100,000 for his services as Chairman.

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our Board and committee meetings.

Each new non-employee director who joins our Board will be granted a stock option to purchase a number of shares of common stock under our 2015 Plan such that the option has a Black-Scholes value as of the grant date of $160,000, vesting monthly over three years from the grant date, subject to continued service as a director through the applicable vesting date.

On the date of each annual meeting of our stockholders, each non-employee director who continues to serve as a director of our company following the meeting will be granted a stock option to purchase a number of shares of common stock under our 2015 Plan, such that the option has a Black-Scholes value as of the grant date of $90,000, vesting monthly over one year from the grant date, subject to continued service as a director through the applicable vesting date.

The exercise price per share of each stock option granted under the non-employee director compensation policy will be equal to the closing price of our common stock on the date of the option grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director's continuous service with us.

2015 Director Compensation

The following table shows the compensation earned by each of our non-employee directors for 2015.  Board and committee retainers were prorated for the period from October 6, 2015 through December 31, 2015. Dr. Walker, our President and Chief Executive Officer, is also a director but does not receive any additional compensation for his service as a director. Dr. Walker’s compensation as an executive officer is set forth above under “Executive Compensation—Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Option awards ($)(1)		Total ($)
Stephen A. Tullman	25,000	336,477	(2)	361,477
Richard A. Bierly	12,875	154,068	(3)	166,943
Albert Cha, M.D., Ph.D.	12,250	—		12,250
Anand Mehra, M.D.	10,625	—		10,625
Christopher Molineaux	13,813	120,589	(4)	134,402

(1)

Reflects the aggregate grant date fair value of options granted during the fiscal year ended December 31, 2015 calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our directors will not realize the estimated value of these awards until the awards are vested, exercised and sold.

(2)

Consists of an option granted on September 1, 2015 to purchase 22,180 shares, with a grant date fair value of $183,437 and an option granted on December 18, 2015 to purchase 7,095 shares, with a grant date fair value of $153,039.  As of December 31, 2015, Mr. Tullman held options to purchase 92,036 shares of our common stock.

(3)

Consists of an option granted on October 6, 2015 to purchase 17,800 shares, with a grant date fair value of $154,068.  As of December 31, 2015, Mr. Bierly held options to purchase 17,800 shares of our common stock.

(4)

Consists of an option granted on September 1, 2015 to purchase 7,385 shares, with a grant date fair value of $61,077 and an option granted on December 18, 2015 to purchase 2,759 shares, with a grant date fair value of $59,512.  As of December 31, 2015, Mr. Molineaux held options to purchase 20,375 shares of our common stock.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of February 1, 2016 by: (i) each director; (ii) each of the executive officers listed in the Summary Compensation Table; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Except as otherwise noted below, the address for persons listed in the table is c/o Aclaris Therapeutics, Inc., 101 Lindenwood Drive, Malvern, Pennsylvania 19355.

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
5% Stockholders:
Vivo Ventures Fund VII, LP. (2)	4,191,397	20.8%
FMR LLC (3)	3,804,279	18.9
RA Capital Management, LLC (4)	2,564,553	12.7
Sofinnova Venture Partners VIII, L.P. (5)	2,289,480	11.4

Franklin Advisers, Inc. (6)	1,654,894	8.2
Named Executive Officers and Directors:
Neal Walker (7)	1,158,914	5.6
Christopher Powala (8)	384,241	1.9
Stuart Shanler, M.D. (9)	379,628	1.9
Stephen A. Tullman (10)	1,000,694	4.9
Albert Cha, M.D., Ph.D. (2)	4,191,397	20.8
Christopher Molineaux (11)	17,616	*
Anand Mehra, M.D. (5)	2,289,480	11.4
Richard Bierly (12)	2,472	*
All current directors and executive officers as a group (10 persons) (13)	9,759,184	46.4

*Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G if any filed with the SEC.   Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 20,157,503 shares outstanding on February 1, 2016, adjusted as required by rules promulgated by the SEC.

(2)

This information has been obtained from a Schedule 13D filed on October 20, 2015 by Vivo Ventures Fund VII, L.P. (“Vivo VII”), Vivo Ventures VII Affiliates Fund, L.P. (“Vivo VII Affiliates”) and Vivo Ventures VII, LLC (“Vivo VII LLC”). Vivo VII LLC is the sole general partner of each of Vivo VII and Vivo VII Affiliates. The managing members of Vivo VII LLC are Drs. Albert Cha (a member of our Board), Edgar Engleman and Frank Kung, each of whom may be deemed to have shared voting and dispositive power over the shares listed in the table. The principal business address of these persons and entities is 575 High Street, Suite 201, Palo Alto, California 94301.

(3)

This information has been obtained from a Schedule 13G filed on October 14, 2015 by FMR LLC.  Edward C. Johnson 3d is a Director and the Chairman of FMR LLC and Abigail P. Johnson is a Director, the Vice Chairman, the Chief Executive Officer and the President of FMR LLC. The principal business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(4)

This information has been obtained from a Schedule 13G/A filed on February 16, 2016 by Peter Kolchinsky, RA Capital Management, LLC (“Capital”), and RA Capital Healthcare Fund, L.P. (the “Fund”). Each of Capital and Mr. Kolchinsky share voting and investment power with respect to all of the reported shares, and the Fund shares voting and investment power with respect to 2,146,914 shares.  Capital is the general partner of the Fund. Mr. Kolchinsky is the manager of Capital. As the investment adviser to the Fund, Capital may be deemed a beneficial owner of the shares owned by the Fund. As the manager of Capital, Mr. Kolchinsky may be deemed a beneficial owner of the shares beneficially owned by Capital. The address of these persons and entities is 20 Park Plaza, Suite 1200, Boston, Massachusetts 02116.

(5)

This information has been obtained from a Schedule 13D filed on October 16, 2015 by Sofinnova Venture Partners VIII, L.P., a Delaware limited partnership (“SVP VIII”), Sofinnova Management VIII, L.L.C., a Delaware limited liability company (“SM VIII”), Srinivas Akkaraju, Michael F. Powell, James I. Healy and Anand Mehra.  SM VIII is the general partner of SVP VIII, and Drs. Mehra (a member of our Board), Healy, Powell and Akkaraju, the managing members of SM VIII, may be deemed to have shared voting and dispositive power with respect to such shares. The address of these persons and entities is c/o Sofinnova Ventures, Inc., 3000 Sand Hill Road, Bldg. 4, Suite 250, Menlo Park, California 94025.

(6)

This information has been obtained from a Schedule 13G filed on February 3, 2016 by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc.  Messrs. Charles B. Johnson and Rupert H. Johnson are the principal shareholders of Franklin Resources, Inc, and may be deemed a beneficial owner of the shares beneficially owned by that entity. The address of these persons and entities is One Franklin Parkway, San Mateo, California 94403‑1906.

(7)

Consists of (a) 785,507 shares of common stock and (b) 373,407 shares of common stock underlying options that are immediately exercisable. Does not include shares of common stock held by NeXeption, LLC, of which Dr. Walker is a member but does not have sole or shared voting or dispositive power over the shares of our common stock held by that entity.

(8)

Consists of (a) 130,434 shares of common stock held directly by Mr. Powala, (b) 130,434 shares of common stock held by the Christopher V. Powala Aclaris Irrevocable Trust, of which Mr. Powala serves as the trustee, and (c) 123,373 shares of common stock underlying options that are immediately exercisable.

(9)	Consists of (a) 260,869 shares of common stock and (b) 118,759 shares of common stock underlying options that are immediately exercisable.

(10)

Consists of (a) 394,014 shares of common stock held by the 2007 Irrevocable Trust of Stephen A. Tullman, of which Mr. Tullman's wife serves as the trustee, (b) 521,739 shares of common stock held by NeXeption, LLC, of which Mr. Tullman is the Manager and, accordingly, may be deemed to share voting and dispositive power, and (c) 84,941 shares of common stock underlying options that are immediately exercisable.

(11)	Consists of 17,616 shares of common stock underlying options that are immediately exercisable.

(12)	Consists of 2,472 shares of common stock underlying options that are exercisable within 60 days of February 1, 2016.

(13)	Consists of (a) 10,380,612 shares of common stock and (b) 911,056 shares of common stock underlying options that are exercisable within 60 days of February 1, 2016.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by security holders:
2012 Equity Compensation Plan	1,140,524	$6.52	—
2015 Equity Incentive Plan	651,800	$23.88	2,132,595
Equity compensation plans not approved by security holders	—	—	—
Total	1,792,324		2,132,595

(1)

Effective upon the our initial public offering, no additional further options or awards may be granted under the 2012 Equity Compensation Plan; all outstanding stock awards will continue to be governed by their existing terms.

(2)

Weighted average exercise price for the 2015 Plan gives effect to outstanding restricted stock units, which have no exercise price.  Excluding the restricted stock units, the weighted average exercise price would be $26.03 per share.

(3)

On January 1 of each year, the number of shares reserved under the 2015 Plan is automatically increased by 4% of the total number of shares of common stock that are outstanding at that time, or a lesser number of shares as may be determined by our Board. Pursuant to the terms of the 2015 Plan, an additional 806,300 shares were added to the number of available shares effective January 1, 2016.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, there have been no transactions since January 1, 2015 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Non-Employee Director Compensation.”

Participation in Initial Public Offering

Funds affiliated with Vivo Ventures Fund VII, L.P., Sofinnova Venture Partners VIII, L.P., FMR LLC and RA Capital Management LLC, each of which was a holder of more than 5% of our common stock at the time of our initial public offering in October 2015, purchased an aggregate of 454,545 shares, 409,090 shares, 335,455 shares and 1,250,000 shares, respectively, of our common stock in our initial public offering. All shares were purchased at the initial public offering price to the public of $11.00 per share.

Sales of Series C Redeemable Convertible Preferred Stock

In August 2015, we sold an aggregate of 12,944,984 shares of our Series C convertible preferred stock at a price of $3.09 per share for an aggregate price of $40.0 million, 8,188,959 shares of which were sold to holders of more than 5% of our voting securities, executive officers and members of our Board. Upon the closing of our initial public offering, each share of Series C convertible preferred stock converted into 0.289255 shares of our common stock.

The table below summarizes these sales:

Purchaser	Shares of Series C Convertible Preferred Stock Purchased	Aggregate Purchase Price
Entities affiliated with Vivo Ventures Fund VII, L.P.	1,375,405	$4,250,000
Beacon Bioventures Fund III Limited Partnership	1,496,764	4,625,000
Sofinnova Venture Partners VIII, L.P.	2,063,107	6,375,000
Entities affiliated with RA Capital Healthcare Fund, L.P.	3,236,246	10,000,000
Stephen A. Tullman(1)	17,437	53,880
Total	8,188,959	$25,303,880

(1)	Consists of shares held by a trust of which Mr. Tullman's wife is the trustee.

Investors' Rights Agreement

In connection with the Series C convertible preferred stock financing described above, we entered into an investors' rights agreement with the holders of preferred stock, including each of the persons and entities listed in the table above.  Pursuant to this agreement, we have granted rights to register the resale of their shares. The provisions of this agreement other than those relating to registration rights terminated upon the completion of our initial public offering. The surviving provisions of this agreement provide those holders with customary demand and piggyback registration rights with respect to the shares of common stock currently held by them and that were issuable to them upon conversion of our convertible preferred stock in connection with our initial public offering. Registration rights terminate upon the earlier of the fifth anniversary of our initial public offering in October 2020, or, with respect to a particular holder, at such time as the holder and its affiliates may sell all of their shares of common stock pursuant to Rule 144 under the Securities Act, without any restrictions on volume.

Services Agreements

In February 2014, we entered into a services agreement with NST, LLC (the “NST services agreement”), pursuant to which NST, LLC provided us with pharmaceutical development, management and other administrative services, and we provided services to NST, LLC. Steve Tullman, our Chairman, is the manager of NST, LLC and Ms. Ali-Jackson is the Chief Legal Officer of NST, LLC. In addition, several of our directors and executive officers are members of NST, LLC, including Mr. Tullman, Neal Walker, Frank Ruffo and Kamil Ali-Jackson. These directors and executive officers in the aggregate own approximately 44% of the membership interests in NST, LLC.

The NST services agreement was amended in January 2015 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST services agreement to NST Consulting, LLC, a wholly owned subsidiary of NST, LLC. Mr. Tullman is also the manager of NST Consulting, LLC. The NST services agreement was further amended in August 2015, November 2015 and January 2016 to adjust the amount of services we are obligated to provide to NST Consulting, LLC and the amount of services NST Consulting, LLC is obligated to provide to us.

Under the terms of the NST services agreement, as amended, NST Consulting, LLC provides us with the part-time services of some NST Consulting, LLC employees and we are obligated to pay NST Consulting, LLC a monthly service fee of $39,800, including benefits-related expenses. In addition, we have agreed to indemnify NST Consulting, LLC and its officers, employees and directors against all losses (i) arising out of, due to or in connection with the provision of services under the NST services agreement, subject to specified exceptions, and (ii) resulting from our or our affiliates' gross negligence or intentional misconduct. The NST services agreement may be terminated by either party upon 30 days' written notice.

In addition, through NST Consulting, LLC, we provide the part-time services of some of our executive officers and employees to Ralexar Therapeutics, Inc., a company under common control with us, and NST Consulting, LLC reimburses us for the services of these executive officers and employees to Ralexar Therapeutics, Inc. Specifically, NST Consulting, LLC reimburses us for 10% of the salaries of each of Mr. Powala and Dr. Shanler, plus 25% of the reimbursed amount to cover these executive officers’ benefits related expenses. The total personnel reimbursements from NST Consulting, LLC equal an aggregate payment of $10,675 per month. Our directors and executive officers in the aggregate own approximately 21% of Ralexar Therapeutics, Inc.

For the year ended December 31, 2015, the reimbursements to us from NST Consulting, LLC aggregated $552,913, and the reimbursements from us to NST Consulting, LLC aggregated $506,133.

Subleases

In March 2014, we entered into an Amended and Restated Sublease with NeXeption, Inc., which was subsequently amended in December 2014 and August 2015. Mr. Tullman is the President and Chief Executive Officer and owns 50.0% of the ownership interests of NeXeption, Inc. and Ms. Ali-Jackson is the Chief Legal Officer of NeXeption, Inc. In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the Amended and Restated Sublease to NST Consulting, LLC.

For the year ended December 31, 2015, we made aggregate payments pursuant to these sublease agreements with NST Consulting, LLC of $123,960.

Indemnification Agreements

We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws.

Related Person Transactions policy and Procedures

Prior to our initial public offering, we had not had a formal policy regarding approval of transactions with related parties. Effective as of the completion of our initial public offering in October 2015, we have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions that will become effective immediately upon the execution of the underwriting agreement for this offering. For purposes of our policy only, a related person transaction will be a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director will not be covered by this policy. A related person will be any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from as the case may be, an unrelated third party or to or from employees generally. Under the policy, we collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

Director Independence

As required under the NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and our company, senior management and independent auditors, the Board has affirmatively determined that four of our six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Molineaux and Bierly and Drs. Cha and Mehra.  In making these determinations, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with our company.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2015 and 2014 by PricewaterhouseCoopers LLP, our principal accountant.

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees	$885,540	$40,558

The fees billed or incurred by PricewaterhouseCoopers LLP for professional services rendered in connection with the annual audit of our financial statements for the year ended December 31, 2015 include the review of quarterly financial statements included in our quarterly reports on Form 10-Q, the consents issued for our registration statements, and the statements included in our filings with the SEC for our initial public offering of common stock.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP.  The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.  Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.  The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(b)Exhibits

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

10.14#

License and Collaboration Agreement, by and between Aclaris Therapeutics International Limited and Rigel Pharmaceuticals, Inc., dated as of August 27, 2015 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on October 1, 2015).

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
23.1

Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).

24.1	Power of Attorney (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).
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

32.1†

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 23, 2016).

*Filed herewith.

†Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-37581), filed with the SEC on March 23, 2016.

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

Date: April 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neal Walker	President, Chief Executive Officer and Director	April 25, 2016
Neal Walker	(Principal Executive Officer)

/s/ Frank Ruffo	Chief Financial Officer	April 25, 2016
Frank Ruffo	(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board of Directors	April 25, 2016
Stephen A. Tullman

*	Director	April 25, 2016
Albert Cha, M.D., Ph.D.

*	Director	April 25, 2016
Christopher Molineaux

*	Director	April 25, 2016
Anand Mehra, M.D.

*	Director	April 25, 2016
Richard A. Bierly

* By:	/s/ Kamil Ali-Jackson
Kamil Ali-Jackson
Attorney-in-fact