Form 10-Q
period 2016-06-30
Aclaris Therapeutics, Inc.
filed 2016-08-11
CIK 1557746

DeferredTaxAssetsOther

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on August 10, 2016 was 21,415,397.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$31,815	$9,851
Marketable securities	62,195	75,017
Prepaid expenses and other current assets	1,628	1,656
Total current assets	95,638	86,524
Marketable securities	—	7,170
Property and equipment, net	434	360
Other assets	20	22
Total assets	$96,092	$94,076
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,309	$810
Accrued expenses	2,198	745
Total current liabilities	5,507	1,555
Other liabilities	345	—
Total liabilities	5,852	1,555
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 21,403,005 and 20,157,503 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid‑in capital	158,982	135,503
Accumulated other comprehensive income (loss)	1	(149)
Accumulated deficit	(68,743)	(42,833)
Total stockholders’ equity	90,240	92,521
Total liabilities and stockholders’ equity	$96,092	$94,076

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	9,836	1,793	19,371	3,530
General and administrative	3,153	803	6,757	1,695
Total operating expenses	12,989	2,596	26,128	5,225
Loss from operations	(12,989)	(2,596)	(26,128)	(5,225)
Other income, net	118	2	218	8
Net loss	(12,871)	(2,594)	(25,910)	(5,217)
Accretion of convertible preferred stock	—	(676)	—	(1,333)
Net loss attributable to common stockholders	$(12,871)	$(3,270)	$(25,910)	$(6,550)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(1.52)	$(1.27)	$(3.04)
Weighted average common shares outstanding, basic and diluted	20,663,088	2,154,953	20,417,301	2,154,953
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax of $0	14	3	156	6
Foreign currency translation adjustments	(16)	—	(6)	—
Total other comprehensive (loss) income	(2)	3	150	6
Comprehensive loss	$(12,873)	$(2,591)	$(25,760)	$(5,211)

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income/(Loss)	Deficit	Equity
Balance at December 31, 2015	20,157,503	$—	$135,503	$(149)	$(42,833)	$92,521
Issuance of common stock in connection with Vixen acquisition	159,420	—	2,355	—	—	2,355
Issuance of common stock in connection with private placement, net of offering costs of $1,453	1,081,082	—	18,547	—	—	18,547
Exercise of stock options	5,000	—	1	—	—	1
Unrealized gain on marketable securities	—	—	—	156	—	156
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	2,576	—	—	2,576
Net loss	—	—	—	—	(25,910)	(25,910)
Balance at June 30, 2016	21,403,005	$—	$158,982	$1	$(68,743)	$90,240

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,910)	$(5,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	48	25
Stock-based compensation expense	2,576	85
Non-cash charges related to Vixen acquisition	2,784	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	30	(387)
Accounts payable	2,493	(448)
Accrued expenses	1,353	278
Net cash used in operating activities	(16,626)	(5,664)
Cash flows from investing activities:
Purchases of property and equipment	(106)	(242)
Purchases of marketable securities	(11,282)	—
Proceeds from sales and maturities of marketable securities	31,430	5,897
Net cash provided by investing activities	20,042	5,655
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	18,547	—
Proceeds from the exercise of employee stock options	1	—
Payment of deferred offering costs	—	(895)
Net cash provided by (used in) financing activities	18,548	(895)
Net increase (decrease) in cash and cash equivalents	21,964	(904)
Cash and cash equivalents at beginning of period	9,851	10,757
Cash and cash equivalents at end of period	$31,815	$9,853
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$18	$—
Accretion of convertible preferred stock to redemption value	$—	$1,333
Fair value of stock issued in connection with Vixen acquisition	$2,355	$—
Deferred offering costs included in accounts payable	$—	$233

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012. On July 17, 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc. On March 24, 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc. (see Note 11).  Aclaris Therapeutics, Inc., together with ATIL and Vixen, are referred to collectively as the “Company”. The Company is a clinical‑stage specialty pharmaceutical company focused on identifying, developing and commercializing innovative and differentiated drugs to address significant unmet needs in dermatology. The Company’s lead drug candidate, A‑101, is a proprietary high‑concentration hydrogen peroxide topical solution that is being developed as a prescription treatment for seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company has completed three Phase 2 clinical trials and is currently conducting three Phase 3 clinical trials of A-101 in patients with SK.

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

Private Placement

On June 2, 2016, pursuant to a securities purchase agreement with certain accredited investors dated May 27, 2016, the Company closed a private placement in which it sold an aggregate of 1,081,082 shares of common stock at a price of $18.50 per share, for gross proceeds of $20,000.  The Company incurred placement agent fees of $1,300 and expenses of $153 in connection with the private placement.  The net offering proceeds received by the Company, after deducting placement agent fees and transaction expenses, were $18,547.

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2016, the Company had cash, cash equivalents and marketable securities of $94,010 and an accumulated deficit of $68,743. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2016 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016, the results of its operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2016.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2016. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Assets Held for Sale

In order for an asset to be classified as held for sale there must be an active program to market the asset, and it must be probable the asset will be disposed of within one year. The carrying value of an asset held for sale is reported at the lower of its carrying value or its fair value less costs to sell. No additional depreciation expense is recognized once an asset is classified as held for sale. All current and historical balance sheet information for the Company’s assets held for sale is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.  As of June 30, 2016 and December 31, 2015, $216 in assets were classified as held for sale.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326).  This ASU introduces a new model for recognizing credit losses on financial instruments based upon estimated expected credit losses.  ASU 2016-13 will apply to loans, accounts receivable, financial assets measured at amortized cost and at fair value through other comprehensive income, loan commitments and certain off-balance sheet credit exposures.   ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, and early adoption will be permitted.  The Company is assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU requires all tax effects of share-based payment settlements to be recorded through the income statement.  Currently, tax benefits in excess of compensation cost, or “windfalls”, are recorded in equity, and tax deficiencies, or “shortfalls”, are recorded to equity to the extent of previous windfalls, and then to the income statement.  In addition, under the new guidance, companies will be permitted to make a policy election to recognize the impact of forfeitures either when they occur, or on an estimated basis.  Finally, this update simplifies withholding requirements to allow companies to withhold up to an employee’s maximum tax rate without resulting in liability classification for the award.  ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted.  The Company has adopted the provisions of this standard early, the impact of which on its consolidated financial statements was not significant.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2016
	Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$27,708	$4,007	$—	$31,715
Marketable securities	—	62,195	—	62,195
Total	$27,708	$66,202	$—	$93,910

	Fair Value Measurements as of December 31,
	2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,810	$250	$—	$9,060
Marketable securities	—	82,187	—	82,187
Total	$8,810	$82,437	$—	$91,247

As of June 30, 2016 and December 31, 2015, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and commercial paper and asset-backed securities. In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service. During the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2016 and December 31, 2015, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable securities:
Corporate debt securities	$34,352	$6	$(10)	$34,348
Commercial paper	4,477	—	—	4,477
Asset-backed securities	8,329	1	(2)	8,328
U.S. government agency debt securities	15,035	7	—	15,042
Total marketable securities	$62,193	$14	$(12)	$62,195

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$46,270	$—	$(125)	$46,145
Commercial paper	9,789	—	—	9,789
Asset-backed securities	6,234	—	(14)	6,220
U.S. government agency debt securities	20,048	—	(15)	20,033
Total marketable securities	$82,341	$—	$(154)	$82,187

As of June 30, 2016 and December 31, 2015, the Company’s investments in corporate debt securities had credit ratings of A and above and remaining maturities of less than 12 months and less than 15 months, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2016	2015
Computer equipment	$318	$262
Manufacturing equipment	119	101
Furniture and fixtures	87	39
Property and equipment, gross	524	402
Less: Accumulated depreciation	(90)	(42)
Property and equipment, net	$434	$360

Depreciation expense was $27 and $22 for the three months ended June 30, 2016 and 2015, respectively, and was $48 and $25 for the six months ended June 30, 2016 and 2015, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015
Research and development expenses	$1,238	$123
Employee-related expenses	699	—
Licensing fees	—	250
Vixen contract payable	100	—
Professional fees	98	283
Other	63	89
Total accrued expenses	$2,198	$745

6. Stockholders’ Equity

Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock. No shares of preferred stock were outstanding as of June 30, 2016 or December 31, 2015.

Common Stock

As of June 30, 2016 and December 31, 2015, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2016.

7. Stock‑Based Awards

2012 Equity Compensation Plan

Upon the 2015 Equity Incentive Plan (the “2015 Plan”), described below, becoming effective, no further grants may be made under the 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).

The Company granted a total of 1,140,524 stock options under the 2012 Plan, of which 1,132,891 were outstanding as of June 30, 2016 and all of which were outstanding as of December 31, 2015.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

2015 Equity Incentive Plan

On September 15, 2015, the Company’s board of directors adopted and on September 16, 2015, the Company’s stockholders approved the 2015 Plan, which became effective in connection with the IPO in October 2015.  The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2016, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 806,300 shares. As of June 30, 2016, 1,587,277 shares remained available for grant under the 2015 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2016 were as follows:

Six Months Ended
June 30, 2016

Risk-free interest rate	1.44%
Expected term (in years)	6.6
Expected volatility	96.90%
Expected dividend yield	0%

No stock options were granted during the six months ended June 30, 2015.

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2016 through June 30, 2016:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2015	1,738,524		$13.23	9.51	$24,722
Granted	182,528		19.97
Exercised	(5,000)		0.41
Forfeited and canceled	(2,633)		5.99
Outstanding as of June 30, 2016	1,913,419		$13.92	9.09	$14,182
Options vested and expected to vest as of June 30, 2016	1,913,419		$13.92	9.09	$14,182
Options exercisable as of June 30, 2016	208,073	(1)	$1.36	8.24	$3,561

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of June 30, 2016.

The weighted average grant‑date fair value of stock options granted during the six months ended June 30, 2016 was $15.79 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2016 through June 30, 2016:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2015	53,800	$28.68
Granted	31,200	20.26
Vested	—	—
Forfeited and cancelled	—	—
Outstanding as of June 30, 2016	85,000	$25.59

The Company did not grant RSUs during the six months ended June 30, 2015.

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$533	$14	$954	$27
General and administrative	821	28	1,622	58
	$1,354	$42	$2,576	$85

As of June 30, 2016, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $17,560 and $1,903, respectively, which is expected to be recognized over weighted average periods of 3.34 years and 3.57 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(12,871)	$(2,594)	$(25,910)	$(5,217)
Accretion of redeemable convertible preferred stock	—	(676)	—	(1,333)
Net loss attributable to common stockholders	$(12,871)	$(3,270)	$(25,910)	$(6,550)
Denominator:
Weighted average shares of common stock outstanding	20,663,088	2,730,427	20,417,301	2,730,427
Less: Weighted average shares of unvested restricted common stock outstanding	—	(575,474)	—	(575,474)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	20,663,088	2,154,953	20,417,301	2,154,953
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(1.52)	$(1.27)	$(3.04)

The Company’s potentially dilutive securities, which included stock options, RSUs, preferred stock and shares of restricted common stock that were issued but not yet vested, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential common shares excluded from the calculation of diluted net loss per share attributable to common stockholders for both the three and six months ended June 30, 2016 and 2015.  All share amounts presented in the table below represent the total number outstanding as of June 30.

	2016	2015

Stock options to purchase common stock	1,913,419	500,262
Restricted stock unit awards	85,000	—
Unvested restricted common stock	—	519,684
Convertible preferred stock (as converted to common stock)	—	7,924,919
	1,998,419	8,944,865

9. Commitments and Contingencies

Sublease

In August 2013, the Company entered into a sublease agreement with a related party (see Note 10) for its office space with a term ending on November 30, 2016. As part of an amendment to the sublease agreement entered into in December 2014, the Company increased the amount of office space to be subleased and agreed to new monthly terms commencing in January 2015.  On August 14, 2015, the Company further amended its sublease agreement to increase the square footage of the space and to extend the term of the lease to November 2019.  Effective December 1, 2015, the Company further amended its sublease agreement to increase the square footage and agreed to new monthly sublease terms. Rent expense under operating leases was $60 and $26 for the three months ended June 30, 2016 and 2015, respectively, and was $112 and $52 for the six months ended June 30, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid.

As of June 30, 2016, future minimum lease payments under the sublease were as follows:

Years Ending December 31,
2016	$129
2017	263
2018	268
2019	251
2020	—
Total	$911

10. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently amended in December 2014 and August 2015. In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the sublease to NST Consulting, LLC, a wholly owned subsidiary of NST, LLC. Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC. Total payments made under the sublease during the three months ended June 30, 2016 and 2015 were $56 and $35, respectively, and during the six months ended June 30, 2016 and 2015 were $115 and $52, respectively.

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

The NST services agreement was amended in January 2015 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST services agreement to NST Consulting, LLC.  Under the agreement, as amended, NST Consulting, LLC provides services to the Company and the Company provides services to another company under common control with the Company and NST Consulting, LLC.  The NST services agreement was further amended in August 2015 and November 2015 to adjust the amount of services the Company is obligated to provide to NST Consulting, LLC and the amount of services NST Consulting, LLC is obligated to provide to the Company.  The Company may offset any payments owed by the Company to NST Consulting, LLC against payments that are owed by NST Consulting, LLC to the Company for the provision of personnel, including consultants, to the Company.

During the three and six months ended June 30, 2016 and 2015, amounts included in the consolidated statement of operations for the NST services agreement are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Services provided by NST Consulting, LLC	$79	$129	$158	$253
Services provided to NST Consulting, LLC	(15)	(69)	(30)	(117)
General and administrative expense, net	$64	$60	$128	$136

Services provided by NST Consulting, LLC	$60	$—	$121	$—
Services provided to NST Consulting, LLC	(21)	(63)	(42)	(127)
Research and development expense, net	$39	$(63)	$79	$(127)

Services provided by NST Consulting, LLC	$139	$129	$279	$253
Services provided to NST Consulting, LLC	(36)	(132)	(72)	(244)
Total, net	$103	$(3)	$207	$9

Payments made to NST	$117	$—	$175	$15

The Company did not have any open invoices payable to NST Consulting, LLC under the NST services agreement as of either June 30, 2016 or December 31, 2015.

11. Agreements Related to Intellectual Property

Assignment Agreement and Finder’s Services Agreement

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller, or the Miller Estate, under which the Company acquired some of the intellectual property rights covering A-101. In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC. In February 2016, under the terms of the assignment agreement and the finder’s services agreement, the Company made a one-time milestone payment of $300 upon the dosing of the first subject with A-101 in the Company’s Phase 3 clinical trial. The payment was recorded as general and administrative expense during the six months ended June 30, 2016.

Under the finder’s services agreement, the Company is obligated to make an additional milestone payment of $1,000 upon the submission of an NDA for A-101 and regulatory milestones and up to $4,500 upon the achievement of specified commercial milestones. Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of A-101 or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. The Company has not made any royalty payments to date under either agreement. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

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

The Company accounted for the transaction with Vixen as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in Accounting Standards Codification Topic 805, Business Combinations. The Company concluded the transaction with Vixen did not meet the definition of a business because the transaction principally resulted in the acquisition of the License Agreement. The Company did not acquire tangible assets, processes, protocols or operating systems. In addition, at the time of the transaction, there were no activities being conducted related to the licensed patents. The Company expensed the acquired intellectual property as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities, and that have no alternative future uses, are expensed at the time the costs are incurred.  Accordingly, the Company recorded the $600 upfront payment, the fair value of the shares of common stock issued of $2,355, and the present value of the six non-contingent annual payments as research and development expense in the six months ended June 30, 2016.  Additionally, the Company will record as expense any contingent milestone payments or royalties in the period in which such liabilities are incurred.

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2016 and 2015 due to the Company’s conclusion that a valuation allowance is required.

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

Overview

We are a clinical-stage specialty pharmaceutical company focused on identifying, developing and commercializing innovative and differentiated drugs to address significant unmet needs in dermatology. Our lead drug candidate, A-101 Topical Solution, is a proprietary high-concentration hydrogen peroxide topical solution that we are developing as a prescription treatment for seborrheic keratosis, or SK, a common non-malignant skin tumor. We have completed three Phase 2 clinical trials of A-101 in over 300 patients with SK. In these trials, following one or two applications of A-101, we observed clinically relevant and statistically significant improvements in clearing SK lesions on the face, trunk and extremities of the body. In the first quarter of 2016, we initiated two multi-center, double-blind Phase 3 clinical trials and one open label Phase 3 clinical trial of A-101 in patients with SK.  We completed enrollment of the Phase 3 clinical trials of A-101 for SK in the second quarter of 2016, and if the results of these trials are favorable, we plan to submit a New Drug Application, or NDA, for A-101 for the treatment of SK to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2017. We also intend to develop A-101 as a prescription treatment for common warts, also known as verruca vulgaris, and A-102, a proprietary gel dosage form of hydrogen peroxide, as a prescription treatment for SK and common warts. In the fourth quarter of 2015, we initiated a Phase 2 clinical trial to evaluate A-101 for the treatment of common warts, and we completed enrollment for this trial in the second quarter of 2016. We expect to report initial results from this trial in the third quarter of 2016.  We have also in-licensed the exclusive, worldwide rights to inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions. We plan to develop these JAK inhibitors, ATI-50001 and ATI-50002, as potential treatments for hair loss associated with an autoimmune skin disease known as alopecia areata, or AA, and potentially for other dermatological conditions, as well as other JAK inhibitor compounds.  We intend to in-license or acquire additional drug candidates for other dermatological conditions to build a fully integrated dermatology company.

Since our inception in July 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing A-101 for the treatment of SK, building our intellectual property portfolio, developing our supply chain and engaging in other discovery and clinical activities in dermatology. Through the date of this report, we have not generated any revenue and have financed our operations with $71.5 million of gross proceeds from sales of our convertible preferred stock, net proceeds of $56.6 million from our initial public offering, or IPO, in October 2015, and net proceeds of $18.5 million from a private placement of our common stock in June 2016.  We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize A-101 for the treatment of SK or one of our other current or future drug candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $20.6 million for the year ended December 31, 2015 and $25.9 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $68.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and pursue commercialization of any approved drug candidate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with the discovery and development of our drug candidates. We expense research and development costs as incurred. These expenses include:

•	expenses incurred under agreements with contract research organizations, or CROs, as well as investigator sites and consultants that conduct our clinical trials and preclinical studies;

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;

•	outsourced professional scientific development services;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	depreciation of manufacturing equipment;

•	payments made under agreements with third parties under which we have acquired or licensed intellectual property;

•	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and

•	laboratory materials and supplies used to support our research activities.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, commercial, finance, and legal functions, including stock-based compensation, patent filing and prosecution costs and professional fees for market research, legal, auditing and tax services, travel expenses, recruiting expenses, facility related costs, insurance costs, as well as payments made under our related-party services agreement and milestone payments under our finder’s services agreement.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
	(In thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,836	1,793	8,043
General and administrative	3,153	803	2,350
Total operating expenses	12,989	2,596	10,393
Loss from operations	(12,989)	(2,596)	(10,393)
Other income, net	118	2	116
Net loss	$(12,871)	$(2,594)	$(10,277)

Research and Development Expenses

Research and development expenses were $9.8 million for the three months ended June 30, 2016, compared to $1.8 million for the three months ended June 30, 2015. The increase of $8.0 million was primarily attributable to a $4.8 million increase in costs associated with the Phase 3 clinical trials for A-101, a $0.3 million increase in costs related to the Phase 2 trial of A-101 for the treatment of common warts, an increase of $1.6 million in preclinical development expenses related to the JAK inhibitor technology, an increase of $0.6 million in payroll-related expenses due to increased headcount and an increase of $0.5 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended June 30, 2016, compared to $0.8 million for the three months ended June 30, 2015. The increase of $2.4 million was primarily attributable to increases of $0.5 million in payroll-related expenses due to increased headcount, $0.8 million in higher stock-based compensation expense, $0.6 million in professional fees associated with being a public company, and a $0.3 million increase in market research expenses related to pre-commercial activities for A-101.

Other Income, Net

The increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our IPO in October 2015 and our private placement in June 2016.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	19,371	3,530	15,841
General and administrative	6,757	1,695	5,062
Total operating expenses	26,128	5,225	20,903
Loss from operations	(26,128)	(5,225)	(20,903)
Other income, net	218	8	210
Net loss	$(25,910)	$(5,217)	$(20,693)

Research and Development Expenses

Research and development expenses were $19.4 million for the six months ended June 30, 2016, compared to $3.5 million for the six months ended June 30, 2015. The increase of $15.8 million was primarily attributable to $3.4 million in expenses associated with the Vixen acquisition, a $6.4 million increase in costs associated with the Phase 3 clinical trials for A-101, an increase of $3.0 million in preclinical development expenses related to the JAK inhibitor technology, a $0.6 million increase in costs related to the Phase 2 trial for A-101, an increase of $1.0 million in payroll-related expenses due to increased headcount, and an increase of $0.9 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the six months ended June 30, 2016, compared to $1.7 million for the six months ended June 30, 2015. The increase of $5.1 million was primarily attributable to increases of $1.0 million in payroll-related expenses due to increased headcount, $1.6 million in stock-based compensation expense, $0.4 million in legal and patent expenses related to the Vixen acquisition, $1.2 million in professional fees associated with being a public company, a $0.4 million increase in market research expenses related to pre-commercial activities for A-101, and a $0.3 million one-time milestone payment made during the six months ended June 30, 2016 pursuant to the finder’s services agreement related to A-101.

Other Income, Net

The increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our IPO in October 2015 and our private placement in June 2016.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through $71.5 million of gross proceeds from sales of our convertible preferred stock, net proceeds of $56.6 million from our IPO in October 2015, and net proceeds of $18.5 million from our private placement in June 2016.

As of June 30, 2016, we had cash, cash equivalents and marketable securities of $94.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our sublease obligations and contingent obligations under acquisition and intellectual property licensing agreements, each of which are described below.

Initial Public Offering

On October 13, 2015, we closed our IPO in which we sold 5,750,000 shares of common stock at a price to the public of $11.00 per share, for aggregate gross proceeds of $63.3 million.  We paid underwriting discounts and commissions of $4.4 million, and we also incurred expenses of $2.3 million in connection with the IPO.  As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and expenses, were $56.6 million.

Private Placement

On June 2, 2016, we closed a private placement in which we sold an aggregate of 1,081,082 shares of common stock at a price of $18.50 per share, for gross proceeds of $20.0 million.  We incurred placement agent fees of $1.3 million, and expenses of $0.2 million in connection with the private placement.  As a result, the net offering proceeds to us, after deducting placement agent fees and transaction expenses, were $18.5 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(16,626)	$(5,664)
Net cash provided by investing activities	20,042	5,655
Net cash provided by (used in) financing activities	18,548	(895)
Net increase (decrease) in cash and cash equivalents	$21,964	$(904)

Operating Activities

During the six months ended June 30, 2016, operating activities used $16.6 million of cash, primarily resulting from our net loss of $25.9 million partially offset by cash provided by our changes in our operating assets and liabilities of $3.9 million and by non-cash adjustments of $5.4 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted of a $3.8 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with the commencement of our Phase 3 clinical trials for A-101 and the timing of vendor invoicing and payments.

During the six months ended June 30, 2015, operating activities used $5.7 million of cash, primarily resulting from our net loss of $5.2 million and cash used in changes in our operating assets and liabilities of $0.6 million. Net cash used in changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted primarily of a $0.4 million increase in prepaid expenses and other current assets and a $0.4 million decrease in accounts payable, partially offset by a $0.3 million increase in accrued expenses. The increase in prepaid expenses and other current assets was primarily due to prepayments for manufacturing scale-up expenses.  The decrease in accounts payable was due to the timing of vendor invoicing and payments.  The increase in accrued expenses was due to an increase in accruals for personnel costs related to annual bonuses, which were paid in December 2015.

Investing Activities

During the six months ended June 30, 2016, investing activities provided $20.0 million of cash, consisting of proceeds from sales and maturities of marketable securities of $31.4 million, partially offset by purchases of marketable securities of $11.3 million and purchases of equipment of $0.1 million.

During the six months ended June 30, 2015, investing activities provided $5.7 million of cash, consisting of proceeds from sales and maturities of marketable securities of $5.9 million, partially offset by purchases of equipment of $0.2 million.

Financing activities

During the six months ended June 30, 2016, financing activities provided $18.5 million of cash from the private placement of 1,081,082 shares of our common stock in June 2016.

During the six months ended June 30, 2015, financing activities used $0.9 million as a result of payments of IPO costs.

Funding Requirements

We plan to focus in the near term on the development, regulatory approval and potential commercialization of A-101 for the treatment of SK. We anticipate we will incur net losses for the next several years as we complete clinical development of A-101 for the treatment of SK and continue research and development of A-101 for the treatment of common warts, A-102 for the treatment of SK and common warts and ATI-50001 and ATI-50002 for the treatment of AA, and potentially for other dermatological conditions, as well as for development of other JAK inhibitor compounds. In addition, we plan to continue to invest in discovery efforts to explore additional drug candidates, potentially build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidate arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be determined by the resources needed to support development and commercialization of our drug candidates.

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

We believe that our existing cash, cash equivalents and marketable securities are sufficient to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from June 30, 2016 based on our current operating assumptions, including the completion of our three Phase 3 clinical trials for A-101 for the treatment of SK, the submission of our NDA with the FDA for the approval of A-101 for the treatment of SK in the United States and the completion of our Phase 2 clinical trials for A-101 for the treatment of common warts. These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize A-101 for the treatment of SK, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other drug candidates. If we receive regulatory approval for A-101 for the treatment of SK, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Contractual Obligations and Commitments

We sublease office space in Malvern, Pennsylvania under an operating sublease agreement with a term through November 2019 that, as amended, requires future rental payments of $0.1 million during the six months ending December 31, 2016, an aggregate of $0.5 million during the years ending December 31, 2017 and 2018, and $0.3 million during the year ending December 31, 2019.

Under the assignment agreement pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of A-101 or related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement. Under the related finder’s services agreement, we have agreed to make a payment of $1.0 million upon the submission of an NDA for A-101. We have also agreed to make aggregate payments of up to $4.5 million upon the achievement of specified commercial milestones. In addition, we have agreed to pay royalties on sales of A-101 or related products at a low single-digit percentage of net sales, as defined in the agreement.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Our issued U.S. patents, with claims directed to treatment of SK and acrochordons with A-101, are scheduled to expire in 2022.  Certain issued U.S. patents relating to our JAK inhibitors, ATI-50001 and ATI-50002, are scheduled to expire in 2023 and additional U.S. patents, with claims specifically directed to our JAK inhibitors, are scheduled to expire in 2030.  The issued U.S. patent that we exclusively licensed from Columbia University with claims directed to the use of a third party JAK inhibitor for the treatment of hair loss disorders, including AA and androgenetic alopecia, or AGA, and inducing hair growth, expires in 2031.  Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on October 8, 2015 pursuant to Rule 424(b) of the Securities Act.  Through June 30, 2016, we have not used any of the net proceeds, as we have used cash on hand as of the IPO date to fund the continued research and development of A-101 and our other drug candidates and for working capital and other general corporate purposes.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: August 11, 2016	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 11, 2016	By:	/s/ Frank Ruffo
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

10.1

Securities Purchase Agreement, dated May 27, 2016, by and between Aclaris Therapeutics, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the Commission on June 2, 2016).

10.2

Registration Rights Agreement, dated May 27, 2016, by and between Aclaris Therapeutics, Inc. and the investors named therein (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the Commission on June 2, 2016).

10.3

Amendment to Assignment Agreement, by and between the Registrant and Mickey J. Miller, II, as personal representative of the estate of Mickey J. Miller, dated as of June 15, 2016 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212095), filed with the Commission on June 2, 2016).

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