Form 10-Q
period 2016-09-30
Aclaris Therapeutics, Inc.
filed 2016-11-03
CIK 1557746

DeferredTaxAssetsOther

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on November 2, 2016 was 21,432,907.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$17,796	$9,851
Marketable securities	66,246	75,017
Prepaid expenses and other current assets	1,548	1,656
Total current assets	85,590	86,524
Marketable securities	—	7,170
Property and equipment, net	461	360
Other assets	20	22
Total assets	$86,071	$94,076
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,774	$810
Accrued expenses	2,817	745
Total current liabilities	4,591	1,555
Other liabilities	358	—
Total liabilities	4,949	1,555
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 21,423,995 and 20,157,503 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid‑in capital	160,613	135,503
Accumulated other comprehensive loss	(54)	(149)
Accumulated deficit	(79,437)	(42,833)
Total stockholders’ equity	81,122	92,521
Total liabilities and stockholders’ equity	$86,071	$94,076

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	7,162	9,407	26,533	12,937
General and administrative	3,650	1,233	10,407	2,928
Total operating expenses	10,812	10,640	36,940	15,865
Loss from operations	(10,812)	(10,640)	(36,940)	(15,865)
Other income, net	118	8	336	16
Net loss	(10,694)	(10,632)	(36,604)	(15,849)
Accretion of convertible preferred stock	—	(1,020)	—	(2,353)
Net loss attributable to common stockholders	$(10,694)	$(11,652)	$(36,604)	$(18,202)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(5.12)	$(1.76)	$(8.44)
Weighted average common shares outstanding, basic and diluted	21,415,871	2,274,617	20,752,590	2,155,685
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	(12)	1	144	7
Foreign currency translation adjustments	(43)	—	(49)	—
Total other comprehensive (loss) income	(55)	1	95	7
Comprehensive loss	$(10,749)	$(10,631)	$(36,509)	$(15,842)

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	20,157,503	$—	$135,503	$(149)	$(42,833)	$92,521
Issuance of common stock in connection with Vixen acquisition	159,420	—	2,355	—	—	2,355
Issuance of common stock in connection with private placement, net of offering costs of $1,453	1,081,082	—	18,547	—	—	18,547
Exercise of stock options	25,990	—	14	—	—	14
Unrealized gain on marketable securities	—	—	—	144	—	144
Foreign currency translation adjustment	—	—	—	(49)	—	(49)
Stock-based compensation expense	—	—	4,194	—	—	4,194
Net loss	—	—	—	—	(36,604)	(36,604)
Balance at September 30, 2016	21,423,995	$—	$160,613	$(54)	$(79,437)	$81,122

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(36,604)	$(15,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	80	57
Stock-based compensation expense	4,194	243
Non-cash charges related to Vixen acquisition	2,784	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	110	(764)
Accounts payable	915	(491)
Accrued expenses	1,990	572
Net cash used in operating activities	(26,531)	(16,232)
Cash flows from investing activities:
Purchases of property and equipment	(170)	(375)
Purchases of marketable securities	(33,747)	(13,002)
Proceeds from sales and maturities of marketable securities	49,832	5,914
Net cash provided by (used in) investing activities	15,915	(7,463)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	18,547	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	39,864
Proceeds from the exercise of employee stock options	14	—
Payment of deferred offering costs	—	(1,507)
Net cash provided by financing activities	18,561	38,357
Net increase in cash and cash equivalents	7,945	14,662
Cash and cash equivalents at beginning of period	9,851	10,757
Cash and cash equivalents at end of period	$17,796	$25,419
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$13	$19
Accretion of convertible preferred stock to redemption value	$—	$1,764
Fair value of stock issued in connection with Vixen acquisition	$2,355	$—
Deferred offering costs included in accounts payable	$—	$436

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2016, the Company had cash, cash equivalents and marketable securities of $84,042 and an accumulated deficit of $79,437. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2016 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are unaudited. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2016.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on March 23, 2016. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Assets Held for Sale

In order for an asset to be classified as held for sale there must be an active program to market the asset, and it must be probable the asset will be disposed of within one year. The carrying value of an asset held for sale is reported at the lower of its carrying value or its fair value less costs to sell. No additional depreciation expense is recognized once an asset is classified as held for sale. All current and historical balance sheet information for the Company’s assets held for sale is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.  As of September 30, 2016 and December 31, 2015, $216 in assets were classified as held for sale.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2016
	Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,378	$1,401	$—	$12,779
Marketable securities	—	66,246	—	66,246
Total	$11,378	$67,647	$—	$79,025

	Fair Value Measurements as of December 31, 2015
	Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$8,810	$250	$—	$9,060
Marketable securities	—	82,187	—	82,187
Total	$8,810	$82,437	$—	$91,247

As of September 30, 2016 and December 31, 2015, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and asset-backed securities. In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service. During the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2016 and December 31, 2015, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable securities:
Corporate debt securities	$36,963	$—	$(14)	$36,949
Commercial paper	11,975	—	—	11,975
Asset-backed securities	8,299	2	—	8,301
U.S. government agency debt securities	9,019	3	(1)	9,021
Total marketable securities	$66,256	$5	$(15)	$66,246

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$46,270	$—	$(125)	$46,145
Commercial paper	9,789	—	—	9,789
Asset-backed securities	6,234	—	(14)	6,220
U.S. government agency debt securities	20,048	—	(15)	20,033
Total marketable securities	$82,341	$—	$(154)	$82,187

As of September 30, 2016 and December 31, 2015, the Company’s investments in corporate debt securities had credit ratings of A and above and remaining maturities of less than 12 months and less than 15 months, respectively.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2016	2015
Computer equipment	$340	$262
Manufacturing equipment	131	101
Furniture and fixtures	112	39
Property and equipment, gross	583	402
Less: Accumulated depreciation	(122)	(42)
Property and equipment, net	$461	$360

Depreciation expense was $32 for each of the three months ended September 30, 2016 and 2015, and was $80 and $57 for the nine months ended September 30, 2016 and 2015, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015
Research and development expenses	$1,489	$123
Employee-related expenses	1,088	—
Licensing fees	—	250
Vixen contract payable	100	—
Professional fees	37	283
Other	103	89
Total accrued expenses	$2,817	$745

6. Stockholders’ Equity

Preferred Stock

As of September 30, 2016 and December 31, 2015, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of September 30, 2016 or December 31, 2015.

Common Stock

As of September 30, 2016 and December 31, 2015, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through September 30, 2016.

7. Stock‑Based Awards

2012 Equity Compensation Plan

Upon the 2015 Equity Incentive Plan (the “2015 Plan”), described below, becoming effective, no further grants may be made under the 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).

The Company granted a total of 1,140,524 stock options under the 2012 Plan, of which 1,075,667 were outstanding as of September 30, 2016 and all of which were outstanding as of December 31, 2015.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

2015 Equity Incentive Plan

On September 15, 2015, the Company’s board of directors adopted and on September 16, 2015, the Company’s stockholders approved the 2015 Plan, which became effective in connection with the IPO in October 2015.  The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2016, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 806,300 shares. As of September 30, 2016, 1,608,205 shares remained available for grant under the 2015 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015

Risk-free interest rate	1.41%	1.73%
Expected term (in years)	6.5	6.2
Expected volatility	96.60%	96.65%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2016 through September 30, 2016:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2015	1,738,524		$13.23	9.51	$24,722
Granted	222,528		20.10
Exercised	(25,990)		0.55
Forfeited and canceled	(67,561)		15.69
Outstanding as of September 30, 2016	1,867,501		$14.13	8.80	$22,921
Options vested and expected to vest as of September 30, 2016	1,867,501		$14.13	8.80	$22,921
Options exercisable as of September 30, 2016	384,223	(1)	$5.54	8.07	$7,713

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of September 30, 2016.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2016 was $15.83 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2016 through September 30, 2016:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2015	53,800	$28.68
Granted	37,200	20.32
Vested	—	—
Forfeited and cancelled	(2,000)	28.68
Outstanding as of September 30, 2016	89,000	$25.19

The Company did not grant RSUs during the nine months ended September 30, 2015.

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$623	$47	$1,577	$74
General and administrative	995	111	2,617	169
	$1,618	$158	$4,194	$243

As of September 30, 2016, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $16,483 and $1,884, respectively, which is expected to be recognized over weighted average periods of 3.14 years and 3.36 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(10,694)	$(10,632)	$(36,604)	$(15,849)
Accretion of redeemable convertible preferred stock	—	(1,020)	—	(2,353)
Net loss attributable to common stockholders	$(10,694)	$(11,652)	$(36,604)	$(18,202)
Denominator:
Weighted average shares of common stock outstanding	21,415,871	2,730,427	20,752,590	2,730,427
Less: Weighted average shares of unvested restricted common stock outstanding	—	(455,810)	—	(574,742)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	21,415,871	2,274,617	20,752,590	2,155,685
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(5.12)	$(1.76)	$(8.44)

The Company’s potentially dilutive securities, which included stock options, RSUs, preferred stock and shares of restricted common stock that were issued but not yet vested, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential common shares excluded from the calculation of diluted net loss per share attributable to common stockholders for both the three and nine months ended September 30, 2016 and 2015.  All share amounts presented in the table below represent the total number outstanding as of September 30.

	2016	2015

Stock options to purchase common stock	1,867,501	1,140,524
Restricted stock unit awards	89,000	—
Unvested restricted common stock	—	399,757
Convertible preferred stock (as converted to common stock)	—	11,677,076
	1,956,501	13,217,357

9. Commitments and Contingencies

Sublease

In August 2013, the Company entered into a sublease agreement with a related party (see Note 10) for its office space with a term ending on November 30, 2016. As part of an amendment to the sublease agreement entered into in December 2014, the Company increased the amount of office space to be subleased and agreed to new monthly terms commencing in January 2015.  On August 14, 2015, the Company further amended its sublease agreement to increase the square footage of the space and to extend the term of the lease to November 2019.  Effective December 1, 2015, the Company further amended its sublease agreement to increase the square footage and agreed to new monthly sublease terms. Rent expense under operating leases was $66 and $34 for the three months ended September 30, 2016 and 2015, respectively, and was $178 and $86 for the nine months ended September 30, 2016 and 2015, respectively. The

Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not yet paid.

As of September 30, 2016, future minimum lease payments under the sublease were as follows:

Years Ending December 31,
2016	$65
2017	263
2018	268
2019	251
2020	—
Total	$847

10. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently amended in December 2014 and August 2015. In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the sublease to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC. Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC. Total payments made under the sublease during the three months ended September 30, 2016 and 2015 were $64 and $44, respectively, and during the nine months ended September 30, 2016 and 2015 were $179 and $97, respectively.

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

The NST Services Agreement was amended in January 2015 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST Services Agreement to NST Consulting, LLC.  Under the NST Services Agreement, as amended, NST Consulting, LLC provides services to the Company and the Company provides services to another company under common control with the Company and NST Consulting, LLC.  The NST Services Agreement was further amended in August 2015 and November 2015 to adjust the amount of services the Company is obligated to provide to NST Consulting, LLC and the amount of services NST Consulting, LLC is obligated to provide to the Company.  The Company may offset any payments owed by the Company to NST Consulting, LLC against payments that are owed by NST Consulting, LLC to the Company for the provision of personnel, including consultants, to the Company.

During the three and nine months ended September 30, 2016 and 2015, amounts included in the consolidated statement of operations for the NST Services Agreement are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Services provided by NST Consulting, LLC	$79	$105	$237	$358
Services provided to NST Consulting, LLC	(15)	(69)	(45)	(186)
General and administrative expense, net	$64	$36	$192	$172

Services provided by NST Consulting, LLC	$60	$—	$181	$—
Services provided to NST Consulting, LLC	(21)	(63)	(63)	(190)
Research and development expense, net	$39	$(63)	$118	$(190)

Services provided by NST Consulting, LLC	$139	$105	$418	$358
Services provided to NST Consulting, LLC	(36)	(132)	(108)	(376)
Total, net	$103	$(27)	$310	$(18)

Payments made to NST	$88	$(2)	$263	$13

The Company did not have any open invoices payable to NST Consulting, LLC under the NST Services Agreement as of either September 30, 2016 or December 31, 2015.

11. Agreements Related to Intellectual Property

Assignment Agreement and Finder’s Services Agreement

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller, or the Miller Estate, under which the Company acquired some of the intellectual property rights covering A-101. In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC. In February 2016, under the terms of the assignment agreement and the finder’s services agreement, the Company made a one-time milestone payment of $300 upon the dosing of the first subject with A-101 in the Company’s Phase 3 clinical trial. The payment was recorded as general and administrative expense during the nine months ended September 30, 2016.

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

Stock Purchase Agreement with Vixen Pharmaceuticals, Inc. and License Agreement with Columbia University

On March 24, 2016, the Company entered into a stock purchase agreement (the “Vixen Agreement”) with Vixen, JAK1, LLC, JAK2, LLC and JAK3, LLC (together with JAK1, LLC and JAK2, LLC, the “Selling Stockholders”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Selling Stockholders.  Pursuant to the Vixen Agreement, the Company acquired all shares of Vixen’s capital stock from the Selling Stockholders (the “Vixen Acquisition”). Following the Vixen Acquisition, Vixen became a wholly-owned subsidiary of the Company. Pursuant to the Vixen Agreement, the Company paid $600 upfront and issued an aggregate of 159,420 shares of the Company’s common stock to the Selling Stockholders. The Company is obligated to make annual payments of $100 on March 24th of each year, through March 24, 2022, with such amounts being creditable against specified future payments that may be paid under the Vixen Agreement.

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

The Company accounted for the transaction with Vixen as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in Accounting Standards Codification Topic 805, Business Combinations. The Company concluded the transaction with Vixen did not meet the definition of a business because the transaction principally resulted in the acquisition of the License Agreement. The Company did not acquire tangible assets, processes, protocols or operating systems. In addition, at the time of the transaction, there were no activities being conducted related to the licensed patents. The Company expensed the acquired intellectual property as of the acquisition date on the basis that the cost of intangible assets purchased from others for use in research and development activities, and that have no alternative future uses, are expensed at the time the costs are incurred.  Accordingly, the Company recorded the $600 upfront payment, the fair value of the shares of common stock issued of $2,355, and the present value of the six non-contingent annual payments as research and development expense in the nine months ended September 30, 2016.  Additionally, the Company will record as expense any contingent milestone payments or royalties in the period in which such liabilities are incurred.

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2016 and 2015 due to the Company’s conclusion that a valuation allowance is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements due to a number of factors, including risks related to:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the success and timing of our preclinical studies and clinical trials and regulatory approval of protocols for future clinical trials;

•	the difficulties in obtaining and maintaining regulatory approval of our drug candidates, and the labeling under any approval we may obtain;

•	our plans and ability to develop, manufacture and commercialize our drug candidates;

•	our failure to recruit or retain key scientific or management personnel or to retain our executive officers;

•	the size and growth of the potential markets for our drug candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any of our drug candidates;

•	obtaining and maintaining intellectual property protection for our drug candidates and our proprietary technology;

•	the successful development of our commercialization capabilities, including sales and marketing capabilities;

•	recently enacted and future legislation and regulation regarding the healthcare system;

•	the success of competing therapies and products that are or become available; and

•	the performance of third parties, including contract research organizations and third-party manufacturers.

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

Overview

We are a clinical-stage specialty pharmaceutical company focused on identifying, developing and commercializing innovative and differentiated drugs to address significant unmet needs in dermatology. Our lead drug candidate, A-101 Topical Solution, is a proprietary high-concentration hydrogen peroxide topical solution that we are developing as a prescription treatment for seborrheic keratosis, or SK, a common non-malignant skin tumor. We have completed three Phase 2 clinical trials of A-101 in over 300 patients with SK. In these trials, following one or two applications of A-101, we observed clinically relevant and statistically significant improvements in clearing SK lesions on the face, trunk and extremities of the body. In the first quarter of 2016, we initiated two multi-center, double-blind Phase 3 clinical trials and one open label Phase 3 clinical trial of A-101 in patients with SK.  We completed enrollment of the Phase 3 clinical trials of A-101 for SK in the third quarter of 2016, and expect to report results in the fourth quarter of 2016.  If the results of these trials are favorable, we plan to submit a New Drug Application, or NDA, for A-101 for the treatment of SK to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2017 and a Marketing Authorization Application to the European Medicines Agency in mid-2017.

We are also developing A-101 as a prescription treatment for common warts, also known as verruca vulgaris, and A-102, a proprietary gel dosage form of hydrogen peroxide, as a prescription treatment for SK and common warts. We recently completed a Phase 2 clinical trial evaluating 40% and 45% concentrations of A-101 for the treatment of common warts.  In this Phase 2 clinical trial, in which 90 patients completed an eight-week treatment period, we observed statistically significant improvements in the mean change in the Physician’s Wart Assessment score and in complete clearance of common warts in patients treated with the 45% concentration of A-101 compared to placebo.  Based on these results, we plan to continue the development of the 45% concentration of A-101 as a treatment for common warts.

We have also in-licensed the exclusive, worldwide rights to inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions. We plan to develop these JAK inhibitors, ATI-50001 and ATI-50002, as potential treatments for hair loss associated with an autoimmune skin disease known as alopecia areata, or AA, and potentially for other dermatological conditions, as well as other JAK inhibitor compounds.  We submitted an investigational new drug application, or IND, to the FDA for ATI-50001 in October 2016 and intend to commence a proof-of-concept trial for this drug candidate in the first half of 2017.  We intend to submit an IND to the FDA for ATI-50002 and to commence a proof-of-concept trial for this drug candidate in the first half of 2017. We also intend to in-license or acquire additional drug candidates for other dermatological conditions to build a fully integrated dermatology company.

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

Since our inception, we have incurred significant operating losses. Our net loss was $20.6 million for the year ended December 31, 2015 and $36.6 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $79.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, and seek regulatory approval and pursue commercialization of any approved drug candidate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials and long-term toxicology studies. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, complete Phase 3 clinical trials of A-101 in patients with SK, and conduct other clinical trials and prepare regulatory filings for A-101 and our other drug candidates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
	(In thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,162	9,407	(2,245)
General and administrative	3,650	1,233	2,417
Total operating expenses	10,812	10,640	172
Loss from operations	(10,812)	(10,640)	(172)
Other income, net	118	8	110
Net loss	$(10,694)	$(10,632)	$(62)

Research and Development Expenses

Research and development expenses were $7.2 million for the three months ended September 30, 2016, compared to $9.4 million for the three months ended September 30, 2015. The decrease of $2.2 million was primarily driven by an $8.0 million upfront payment made to Rigel for the ATI-50001 and ATI-50002 JAK inhibitor drugs in the three months ended September 30, 2015, for which there was no similar transaction in the three months ended September 30, 2016.  Excluding the payment to Rigel, research and development expenses increased $5.7 million, primarily driven by a $2.3 million increase in costs associated with the development of A-101 for the treatment of SK, a $0.1 million increase in costs related to the development of A-101 for the treatment of common warts, an increase of $1.9 million in preclinical development expenses related to the JAK inhibitor technology, an increase of $0.6 million in payroll-related expenses due to increased headcount and an increase of $0.6 million in stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended September 30, 2016, compared to $1.2 million for the three months ended September 30, 2015. The increase of $2.4 million was primarily attributable to increases of $0.6 million in payroll-related expenses due to increased headcount, $0.9 million in higher stock-based compensation expense, $0.3 million in professional fees associated with being a public company, and a $0.3 million increase in market research expenses related to pre-commercial activities for A-101.

Other Income, Net

The increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our IPO in October 2015 and our private placement in June 2016.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	26,533	12,937	13,596
General and administrative	10,407	2,928	7,479
Total operating expenses	36,940	15,865	21,075
Loss from operations	(36,940)	(15,865)	(21,075)
Other income, net	336	16	320
Net loss	$(36,604)	$(15,849)	$(20,755)

Research and Development Expenses

Research and development expenses were $26.5 million for the nine months ended September 30, 2016, compared to $12.9 million for the nine months ended September 30, 2015. The increase of $13.6 million was primarily attributable to an $8.7 million increase in costs associated with the development of A-101 for the treatment of SK, an increase of $4.9 million in preclinical development expenses related to the JAK inhibitor technology, a $0.7 million increase in costs related to the development of A-101 for the treatment of common warts, an increase of $1.6 million in payroll-related expenses due to increased headcount, and an increase of $1.5 million in stock-based compensation expense.  The increases noted above were partially offset by a decrease of $4.6 million in licensing expenses as we incurred $3.4 million of expenses associated with the Vixen acquisition in the nine months ended September 30, 2016, compared to $8.0 million of expense resulting from the upfront payment made to Rigel for the ATI-50001 and ATI-50002 JAK inhibitor drugs during the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the nine months ended September 30, 2016, compared to $2.9 million for the nine months ended September 30, 2015. The increase of $7.5 million was primarily attributable to increases of $1.6 million in payroll-related expenses due to increased headcount, $2.5 million in stock-based compensation expense, $0.4 million in legal and patent expenses related to the Vixen acquisition, $1.5 million in professional fees associated with being a public company, a $0.7 million increase in market research expenses related to pre-commercial activities for A-101, and a $0.3 million one-time milestone payment made during the nine months ended September 30, 2016 pursuant to the finder’s services agreement related to A-101.

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

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $84.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(26,531)	$(16,232)
Net cash provided by (used in) investing activities	15,915	(7,463)
Net cash provided by financing activities	18,561	38,357
Net increase in cash and cash equivalents	$7,945	$14,662

Operating Activities

During the nine months ended September 30, 2016, operating activities used $26.5 million of cash, primarily resulting from our net loss of $36.6 million partially offset by cash provided by changes in our operating assets and liabilities of $3.0 million and by non-cash adjustments of $7.1 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted primarily of a $2.9 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with our Phase 3 clinical trials for A-101 and the timing of vendor invoicing and payments.

During the nine months ended September 30, 2015, operating activities used $16.2 million of cash, primarily resulting from our net loss of $15.8 million and cash used by changes in our operating assets and liabilities of $0.7 million. Net cash used in changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted primarily of a $0.8 million increase in prepaid expenses and other current assets and a $0.5 million decrease in accounts payable, which were partially offset by a $0.6 million increase in accrued expenses. The increase in prepaid expenses and other current assets was primarily due to prepayments for clinical trial expenses.  The decrease in accounts payable was due to the timing of vendor invoicing and payments.  The increase in accrued expenses was due to an increase in accruals for personnel costs related to annual bonuses, which were paid in December 2015, as well as an increase in accruals for IPO-related expenses.

Investing Activities

During the nine months ended September 30, 2016, investing activities provided $15.9 million of cash, consisting of proceeds from sales and maturities of marketable securities of $49.8 million, partially offset by purchases of marketable securities of $33.7 million and purchases of equipment of $0.2 million.

During the nine months ended September 30, 2015, investing activities used $7.5 million of cash, consisting of purchases of marketable securities of $13.0 million, and purchases of equipment of $0.4 million, partially offset by proceeds from sales and maturities of marketable securities of $5.9 million.

Financing Activities

During the nine months ended September 30, 2016, financing activities provided $18.6 million of cash primarily from the private placement of 1,081,082 shares of our common stock in June 2016.

During the nine months ended September 30, 2015, financing activities provided $38.4 million of cash as a result of $39.9 million in proceeds from the issuance of Series C convertible preferred stock, partially offset by $1.5 million of payments for IPO costs.

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

We believe that our existing cash, cash equivalents and marketable securities are sufficient to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from September 30, 2016 based on our current operating assumptions, including the completion of our three Phase 3 clinical trials for A-101 for the treatment of SK, the submission of our NDA with the FDA for the approval of A-101 for the treatment of SK in the United States and the completion of our Phase 2 clinical trials for A-101 for the treatment of common warts. These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize A-101 for the treatment of SK, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other drug candidates. If we receive regulatory approval for A-101 for the treatment of SK, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Contractual Obligations and Commitments

We sublease office space in Malvern, Pennsylvania under an operating sublease agreement with a term through November 2019 that, as amended, requires future rental payments of $0.1 million during the three months ending December 31, 2016, an aggregate of $0.5 million during the years ending December 31, 2017 and 2018, and $0.3 million during the year ending December 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed by us with the Securities and Exchange Commission on October 8, 2015 pursuant to Rule 424(b) of the Securities Act.  Through September 30, 2016, we have not used any of the net proceeds, as we have used cash on hand as of the IPO date to fund the continued research and development of A-101 and our other drug candidates and for working capital and other general corporate purposes.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: November 3, 2016	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 3, 2016	By:	/s/ Frank Ruffo
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