Form 10-Q
period 2017-03-31
Aclaris Therapeutics, Inc.
filed 2017-05-09
CIK 1557746

DeferredTaxAssetsOther

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Securities Exchange Act of 1934:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on May 8, 2017 was 26,733,493.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$23,677	$30,171
Marketable securities	129,741	107,051
Prepaid expenses and other current assets	3,931	1,334
Total current assets	157,349	138,556
Marketable securities	8,019	36,912
Property and equipment, net	706	481
Deferred offering costs	116	116
Other assets	20	20
Total assets	$166,210	$176,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,604	$2,845
Accrued expenses	2,033	3,378
Total current liabilities	5,637	6,223
Other liabilities	284	372
Total liabilities	5,921	6,595
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 26,097,118 and 26,059,181 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid‑in capital	264,009	260,671
Accumulated other comprehensive loss	(249)	(269)
Accumulated deficit	(103,471)	(90,912)
Total stockholders’ equity	160,289	169,490
Total liabilities and stockholders’ equity	$166,210	$176,085

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$—	$—
Operating expenses:
Research and development	7,772	9,535
General and administrative	5,158	3,604
Total operating expenses	12,930	13,139
Loss from operations	(12,930)	(13,139)
Other income, net	371	100
Net loss	$(12,559)	$(13,039)
Net loss per share, basic and diluted	$(0.48)	$(0.65)
Weighted average common shares outstanding, basic and diluted	26,080,806	20,171,518
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	(52)	142
Foreign currency translation adjustments	72	10
Total other comprehensive income	20	152
Comprehensive loss	$(12,539)	$(12,887)

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	26,059,181	$—	$260,671	$(269)	$(90,912)	$169,490
Exercise of stock options and vesting of restricted stock units	37,937	—	185	—	—	185
Unrealized loss on marketable securities	—	—	—	(52)	—	(52)
Foreign currency translation adjustment	—	—	—	72	—	72
Stock-based compensation expense	—	—	3,153	—	—	3,153
Net loss	—	—	—	—	(12,559)	(12,559)
Balance at March 31, 2017	26,097,118	$—	$264,009	$(249)	$(103,471)	$160,289

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,559)	$(13,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50	21
Stock-based compensation expense	3,153	1,222
Non-cash charges related to Vixen acquisition	—	2,784
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,597)	71
Accounts payable	831	2,008
Accrued expenses	(1,537)	39
Net cash used in operating activities	(12,659)	(6,894)
Cash flows from investing activities:
Purchases of property and equipment	(195)	(40)
Purchases of marketable securities	(17,158)	—
Proceeds from sales and maturities of marketable securities	23,309	10,214
Net cash provided by investing activities	5,956	10,174
Cash flows from financing activities:
Proceeds from the exercise of employee stock options	209	—
Net cash provided by financing activities	209	—
Net (decrease) increase in cash and cash equivalents	(6,494)	3,280
Cash and cash equivalents at beginning of period	30,171	9,851
Cash and cash equivalents at end of period	$23,677	$13,131
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$91	$40
Fair value of stock issued in connection with Vixen acquisition	$—	$2,355

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012. On July 17, 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  On March 24, 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc. (see Note 11).  Aclaris Therapeutics, Inc., together with ATIL and Vixen, are referred to collectively as the “Company”.  The Company is a dermatologist-led biotechnology company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. The Company’s lead drug candidate, A-101 40% Topical Solution, is a proprietary high‑concentration formulation of hydrogen peroxide topical solution that the Company is developing as a prescription treatment for seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company has completed three Phase 3 clinical trials of A-101 40% Topical Solution in patients with SK, and in February 2017 submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”).  The NDA was accepted by the FDA in May 2017 and the Prescription Drug User Fee Act (“PDUFA”) target action date for the completion of the FDA’s review of the NDA is December 24, 2017.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2017, the Company had cash, cash equivalents and marketable securities of $161,437 and an accumulated deficit of $103,471. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, the results of its operations and comprehensive loss for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2016 are unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies other than noted immediately below.

In February 2017, the Company paid a $2.0 million PDUFA fee to the FDA in conjunction with the filing of its NDA for A-101 40% Topical Solution.  The Company has requested a small business waiver of this PDUFA fee from the FDA, and the amount has been recorded in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities, which are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$9,740	$7,992	$—	$17,732
Marketable securities	—	137,760	—	137,760
Total	$9,740	$145,752	$—	$155,492

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,522	$12,691	$—	$24,213
Marketable securities	—	143,963	—	143,963
Total	$11,522	$156,654	$—	$168,176

As of March 31, 2017 and December 31, 2016, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and commercial paper securities, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. On a quarterly basis, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of those quoted prices. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to the quoted prices obtained from the third-party pricing service. During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of March 31, 2017 and December 31, 2016, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable securities:
Corporate debt securities	$51,533	$—	$(45)	$51,488
Commercial paper	16,848	—	—	16,848
Asset-backed securities	25,988	—	(26)	25,962
U.S. government agency debt securities	43,492	—	(30)	43,462
Total marketable securities	$137,861	$—	$(101)	$137,760

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$51,352	$—	$(59)	$51,293
Commercial paper	20,463	—	—	20,463
Asset-backed securities	28,692	6	(1)	28,697
U.S. government agency debt securities	43,505	8	(3)	43,510
Total marketable securities	$144,012	$14	$(63)	$143,963

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2017	2016
Computer equipment	$331	$310
Manufacturing equipment	402	149
Furniture and fixtures	116	115
Leasehold improvements	33	33
Property and equipment, gross	882	607
Accumulated depreciation	(176)	(126)
Property and equipment, net	$706	$481

Depreciation expense was $50 and $21 for the three months ended March 31, 2017 and 2016, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016
Research and development expenses	$1,250	$1,166
Employee compensation expenses	515	1,732
Vixen contract payable	100	100
Professional fees	109	77
Other	59	303
Total accrued expenses	$2,033	$3,378

6. Stockholders’ Equity

Preferred Stock

As of March 31, 2017 and December 31, 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of March 31, 2017 or December 31, 2016.

Common Stock

As of March 31, 2017 and December 31, 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through March 31, 2017.

7. Stock‑Based Awards

2015 Equity Incentive Plan

On September 15, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and on September 16, 2015, the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2017, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,042,367 shares. As of March 31, 2017, 1,662,666 shares remained available for grant under the 2015 Plan.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 1,003,647 and 1,049,667 were outstanding as of March 31, 2017 and December 31, 2016, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016

Risk-free interest rate	2.10%	1.49%
Expected term (in years)	6.0	7.3
Expected volatility	95.20%	99.97%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2017 through March 31, 2017:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2016	2,702,350		$18.94	9.05	$24,434
Granted	16,000		27.30
Exercised	(35,363)		5.92
Forfeited and cancelled	(26,046)		16.83
Outstanding as of March 31, 2017	2,656,941		$19.19	8.83	$28,246
Options vested and expected to vest as of March 31, 2017	2,656,941		$19.19	8.83	$28,246
Options exercisable as of March 31, 2017	636,268	(1)	$11.09	8.20	$11,919

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of March 31, 2017.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2017 was $21.06 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2017 through March 31, 2017:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2016	219,614	$27.43
Granted	—	—
Vested	(3,425)	20.28
Forfeited and cancelled	(1,846)	24.40
Outstanding as of March 31, 2017	214,343	$27.57

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company:

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,217	$421
General and administrative	1,936	801
Total stock-based compensation expense	$3,153	$1,222

As of March 31, 2017, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $31,416 and $5,105, respectively, which is expected to be recognized over weighted average periods of 3.26 years and 2.66 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(12,559)	$(13,039)
Denominator:
Weighted average shares of common stock outstanding	26,080,806	20,171,518
Net loss per share, basic and diluted	$(0.48)	$(0.65)

The Company’s potentially dilutive securities, which included stock options, RSUs, preferred stock and shares of restricted common stock that were issued but not yet vested, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential common shares excluded from the calculation of diluted net loss per share for the three months ended

March 31, 2017 and 2016.  All share amounts presented in the table below represent the total number outstanding as of March 31, 2017 and 2016.

	March 31,
	2017	2016

Stock options to purchase common stock	2,656,941	1,807,024
Restricted stock unit awards	214,343	67,500
Total potential common shares	2,871,284	1,874,524

9. Commitments and Contingencies

Agreements for Office Space

In August 2013, the Company entered into a sublease agreement with a related party (see Note 10), which was subsequently amended and restated in March 2014, for its office space with a term ending on November 30, 2016.  The Company further amended the terms of this sublease agreement in December 2014, August 2015, February 2016 and October 2016 to increase the square footage of the space being subleased and/or agree to new sublease terms.  The August 2015 amendment extended the term of the lease to November 2019.

In November 2016, the Company entered into a lease agreement with a third-party for additional office space in the same building as its headquarters with a term beginning in February 2017 and ending in November 2019.

Rent expense was $84 and $52 for the three months ended March 31, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease and has accrued for rent expense incurred but not yet paid.

As of March 31, 2017, future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2017	$266
2018	363
2019	339
2020	—
2021	—
Thereafter	—
Total	$968

10. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently amended and restated in March 2014 and further amended in December 2014.  In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the sublease to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  Following the Assignment and Assumption Agreement, the sublease was further amended in August 2015, February 2016 and October 2016.  Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC. Total payments made under the sublease during the three months ended March 31, 2017 and 2016 were $75 and $59, respectively.

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

The NST Services Agreement was amended in December 2014 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST Services Agreement to NST Consulting, LLC. Under the NST Services Agreement, as amended, NST Consulting, LLC provides services to the Company and the Company provides services to another company under common control with the Company and NST Consulting, LLC. The NST Services Agreement was further amended in August 2015, November 2015, January 2016 and December 2016 to adjust the amount of services the Company is obligated to provide to NST Consulting, LLC and the amount of services NST Consulting, LLC is obligated to provide to the Company. The Company may offset any payments owed by the Company to NST Consulting, LLC against payments that are owed by NST Consulting, LLC to the Company for the provision of personnel, including consultants, to the Company.

During the three months ended March 31, 2017 and 2016, amounts included in the consolidated statement of operations for the NST Services Agreement are summarized in the following table:

	Three Months Ended
	March 31,
	2017	2016
Services provided by NST Consulting, LLC	$56	$79
Services provided to NST Consulting, LLC	(11)	(15)
General and administrative expense, net	$45	$64

Services provided by NST Consulting, LLC	$—	$60
Services provided to NST Consulting, LLC	—	(21)
Research and development expense, net	$—	$39

Services provided by NST Consulting, LLC	$56	$139
Services provided to NST Consulting, LLC	(11)	(36)
Total, net	$45	$103

Net payments made to NST	$135	$58

The Company had $3 and $91 payable to NST Consulting, LLC under the NST Services Agreement as of

March 31, 2017 and December 31, 2016, respectively.

11. Agreements Related to Intellectual Property

Assignment Agreement and Finder’s Services Agreement

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller, or the Miller Estate, under which the Company acquired some of the intellectual property rights covering A-101. In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC. In February 2016, under the terms of the assignment agreement and the finder’s services agreement, the Company made a one-time milestone payment of $300 upon the dosing of the first human subject with A-101 40% Topical Solution in the Company’s Phase 3 clinical trial. The payment was recorded as general and administrative expense during the three months ended March 31, 2016.

Under the finder’s services agreement, the Company is obligated to make an additional milestone payment of $1,000 upon the achievement of specified development and regulatory milestones and up to $4,500 upon the achievement of specified commercial milestones. Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of A-101 or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. The Company has not made any royalty payments to date under either agreement. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

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

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2017 and 2016 due to the Company’s conclusion that a valuation allowance is required.

13. Subsequent Events

On April 21, 2017, the Company sold 635,000 shares of its common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of approximately $20.0 million.  The shares were sold through Cowen and Company, LLC (“Cowen”) pursuant to a sales agreement with them dated November 2, 2016.  Following these sales, the Company may offer and sell additional shares of its common stock having an aggregate offering price of up to approximately $55.0 million from time to time through Cowen pursuant to the sales agreement.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2017.

Overview

We are a dermatologist-led biotechnology company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. Our lead drug candidate, A-101 40% Topical Solution, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that we are developing as a prescription treatment for seborrheic keratosis, or SK, a common non-malignant skin tumor.  In the first quarter of 2016, we initiated two multi-center, randomized, double blinded, vehicle-controlled Phase 3 clinical trials and one open-label Phase 3 clinical trial of A-101 40% Topical Solution in patients with SK. In November 2016, we announced positive top-line results from the two pivotal Phase 3 clinical trials, which are summarized below.  Based on these results, we submitted a New Drug Application, or NDA, for A-101 40% Topical Solution for the treatment of SK to the U.S. Food and Drug Administration, or FDA, in February 2017, and the NDA was accepted by the FDA in May 2017.  The Prescription Drug User Fee Act, or PDUFA, target action date for the completion of the FDA’s review of the NDA is December 24, 2017.We also intend to submit a Marketing Authorization Application, or MAA, in the European Union in the second half of 2017.  We are also developing A-101 45% Topical Solution as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, vitiligo and androgenetic alopecia, or AGA.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

In November 2016, we completed two pivotal Phase 3 clinical trials of A-101 40% Topical Solution in a combined 937 patients who each had a total of four target SK lesions located on the face, trunk and extremities.  Each trial met all primary and secondary endpoints for that trial, achieving clinically and statistically significant clearance of SK lesions. Additionally, we completed an open-label safety trial of A-101 40% Topical Solution in November 2016, in which we enrolled 147 patients.  Across all three clinical trials, there were no treatment-related serious adverse events among patients treated with A-101 40% Topical Solution, and the most common adverse events reported were nasopharyngitis and sinusitis which were determined to be unrelated to A-101 40% Topical Solution.  Based on these results, we submitted an NDA for A-101 40% Topical Solution for the treatment of SK to the FDA in February 2017, and the NDA was accepted by the FDA in May 2017.  The PDUFA target action date for the completion of the FDA’s review of the NDA is December 24, 2017. We also intend to submit an MAA in the European Union in the second half of 2017.  If approved, A-101 40% Topical Solution would become the first FDA-approved medication for the treatment of SK.

We are also developing A-101 45% Topical Solution for the treatment of common warts.  Although common warts are generally not harmful and in most cases eventually clear without medical treatment, they may be painful and aesthetically unattractive and are contagious. On an annual basis, 1.9 million people are diagnosed with common warts. Common warts can be removed with slow-acting, over-the-counter products containing salicylic acid. As with SK, cryosurgery is the most frequently used in-office treatment for common warts. No prescription drugs have been approved by the FDA for the treatment of common warts. We completed a Phase 2 clinical trial in August 2016 evaluating 40% and 45% concentrations of A-101 for the treatment of common warts.  In this Phase 2 clinical trial, in which 90 patients completed an eight-week treatment period, we observed statistically significant improvements in the mean change in the Physician’s Wart Assessment, or PWA, score and in complete clearance of common warts in patients treated with the 45% concentration of A-101 compared to placebo.  In mid-2017, we plan to commence two additional Phase 2 clinical trials of A-101 45% Topical Solution to assess the dose frequency as a treatment for common warts in adult and pediatric populations.  We expect to report results from these additional Phase 2 clinical trials in the first half of 2018.

In addition, we are developing the JAK inhibitors, ATI-50001 and ATI-50002, which we in-licensed from Rigel Pharmaceuticals, Inc., or Rigel, as potential treatments for AA. AA is an autoimmune dermatologic condition typically characterized by patchy non-scarring hair loss on the scalp and body.  More severe forms of AA include total scalp hair loss, known as alopecia totalis, and total hair loss on the scalp and body, known as alopecia universalis. AA affects up to 2.0% of people globally at some point during their lifetime (i.e. incidence) and up to 0.2% of people are affected at any given time (i.e. prevalence) - with two-thirds of affected individuals being 30 years old or younger at the time of disease onset. Treatment options for the less severe, patchy forms of AA include corticosteroids, either topically applied or injected directly into the scalp where the bare patches are located, or the induction of an allergic reaction at the site of hair loss using a topical contact sensitizing agent, an approach known as topical immunotherapy. The same treatment options are utilized for the more severe forms of AA, although utilization of these treatment options for the more severe forms of AA is limited due to limited efficacy, certain side effects, and their impracticality for extensive surface areas. We are developing ATI-50001 as an oral treatment for alopecia totalis and alopecia universalis and ATI-50002 as a topical treatment for patchy AA. We submitted an Investigational New Drug application, or  IND, to the FDA for ATI-50001 in October 2016, and we completed a Phase 1 clinical trial to evaluate the pharmacokinetic and pharmacodynamic properties of this drug candidate in the first quarter of 2017.  We plan to initiate a Phase 2 clinical trial for ATI-50001, for the treatment of alopecia totalis and alopecia universalis, in the second half of 2017.  We plan to submit an IND to the FDA for ATI-50002, for the treatment of patchy AA, in mid-2017, and to commence a Phase 2 clinical trial in the second half of 2017.  We expect the Phase 2 clinical trials for ATI-50001, for the treatment of alopecia totalis and alopecia universalis, and for ATI-50002, for the treatment of patchy AA, each to take approximately one year to complete.  We also plan to develop ATI-50001 and ATI-50002 as potential treatments for vitiligo, a disorder in which white patches of skin appear on different parts of the body.  We plan to commence a Phase 2 clinical trial for ATI-50002, for the treatment of vitiligo, in the second half of 2017.

Since our inception in July 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing A-101 40% Topical Solution for the treatment of SK, building our intellectual property portfolio, developing our supply chain and engaging in other discovery and clinical activities in dermatology. Through the date of this report, we have not generated any revenue and have financed our operations with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, a private placement of our common stock in June 2016, and from a follow-on public offering of our common stock in November 2016 and our at-the-market facility with Cowen and Company LLC, or Cowen. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize A-101 40% Topical Solution for the treatment of SK or one of our other current or future drug candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $48.1 million for the year ended December 31, 2016 and $12.6 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $103.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, seek marketing approval and pursue commercialization of any approved drug candidate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

Components of Our Results of Operations

Revenue

We have not generated any revenue since our inception.

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

We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, investigator sites, regulatory agencies and third-parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses, which are included within “Personnel and other costs” in the table below, to specific research and development programs.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
A-101 Topical Solution (40% and 45%)	$1,363	$3,223
JAK inhibitors	2,555	1,439
Vixen acquisition	—	3,385
Other	50	33
Total direct research and development expenses	3,968	8,080
Personnel and other costs	2,587	1,034
Share-based compensation	1,217	421
Total research and development expenses	$7,772	$9,535

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, continue to conduct pre-commercial activities related to A-101 40% Topical Solution for the treatment of SK, and conduct clinical trials and prepare regulatory filings for our other drug candidates.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. Other general and administrative expenses include facility-related costs, patent filing and prosecution costs, professional fees for marketing, legal, auditing and tax services, insurance costs, as well as payments made under our related party services agreement and milestone payments under our finder’s services agreement.

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with NASDAQ and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. Additionally, if and when we believe a marketing approval of a drug candidate appears likely, we anticipate an increase in payroll and other expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that drug candidate.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents and marketable securities, interest expense, and gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Recently Issued Accounting Pronouncements

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

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,772	9,535	(1,763)
General and administrative	5,158	3,604	1,554
Total operating expenses	12,930	13,139	(209)
Loss from operations	(12,930)	(13,139)	209
Other income, net	371	100	271
Net loss	$(12,559)	$(13,039)	$480

Research and Development Expenses

Research and development expenses were $7.8 million for the three months ended March 31, 2017, compared to $9.5 million for the three months ended March 31, 2016. The decrease of $1.8 million was primarily driven by $3.4 million in expenses associated with the acquisition of Vixen Pharmaceuticals, Inc., or Vixen, in the three months ended March 31, 2016, for which there was no similar transaction in the current year period.  Excluding the Vixen acquisition, research and development expenses increased $1.6 million, primarily driven by an increase of $1.1 million in preclinical development expenses related to the JAK inhibitor technology, an increase of $0.5 million in payroll-related expenses due to higher headcount, an $0.8 million increase in stock-based compensation expense, $0.4 million of expenses associated with the filing of the NDA for A-101 40% Topical Solution during the three months ended March 31, 2017, and a $1.0 million increase in expenses related to medical affairs, partially offset by a $2.1 million decrease in costs associated with the development of A-101 40% Topical Solution as a result of our Phase 3 clinical trials ending in November 2016.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended March 31, 2017, compared to $3.6 million for the three months ended March 31, 2016. The increase of $1.6 million was primarily attributable to an increase of $0.4 million in payroll-related expenses due to increased headcount, $1.1 million in higher stock-based compensation expense, and a $0.4 million increase in market research expenses related to pre-commercial activities for A-101 40% Topical Solution partially offset by a $0.3 million one-time milestone payment pursuant to the finder’s services agreement related to A-101 40% Topical Solution which was expensed in the first quarter of 2016.

Other Income, Net

The increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our private placement in June 2016 and our follow-on public offering in November 2016.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred net losses and negative cash flows from our operations. We have financed our operations since inception through sales of our convertible preferred stock, as well as net proceeds from our IPO in October 2015, our private placement in June 2016, our follow-on public offering in November 2016, and our at-the-market facility with Cowen.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of $161.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our sublease obligations and contingent obligations under acquisition and intellectual property licensing agreements, which are summarized below under “Contractual Obligations and Commitments.”

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

At-The-Market Facility

On April 21, 2017, we sold 635,000 shares of our common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of approximately $20.0 million.  The shares were sold through Cowen pursuant to a sales agreement with them dated November 2, 2016.  Following these sales, we may offer and sell additional shares of our common stock having an aggregate offering price of up to approximately $55.0 million from time to time through Cowen pursuant to the sales agreement.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(12,659)	$(6,894)
Net cash provided by investing activities	5,956	10,174
Net cash provided by financing activities	209	—
Net (decrease) increase in cash and cash equivalents	$(6,494)	$3,280

Operating Activities

During the three months ended March 31, 2017, operating activities used $12.7 million of cash, primarily resulting from our net loss of $12.6 million and by cash used by changes in our operating assets and liabilities of $3.3 million, partially offset by non-cash adjustments of $3.2 million.  Net cash used by changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted of a $2.6 million increase in prepaid expenses and other current assets and a $0.7 million decrease in accounts payable and accrued expenses.  The increase in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for A-101 40% Topical Solution.  The decrease in accounts payable and accrued expenses was primarily due to bonuses which were earned in 2016 and paid during the three months ended March 31, 2017, partially offset by the timing of vendor invoicing and payments.  Non-cash expenses of $3.2 million were primarily composed of share-based compensation expense.

During the three months ended March 31, 2016, operating activities used $6.9 million of cash, primarily resulting from our net loss of $13.0 million partially offset by cash provided by our changes in our operating assets and liabilities of $2.1 million and by non-cash adjustments of $4.0 million. Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2016 consisted of a $2.0 million increase in accounts payable and a $0.1 million decrease in prepaid expenses and other current assets. The increase in accounts payable was primarily due to expenses incurred in connection with the commencement of our Phase 3 clinical trials for A-101 40% Topical Solution and the timing of vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to work performed related to our clinical trials.  Non-cash expenses of $4.0 million were primarily composed of $2.8 million in charges associated with the Vixen acquisition and $1.2 million of share-based compensation expense.

Investing Activities

During the three months ended March 31, 2017, investing activities provided $6.0 million of cash, consisting of proceeds from sales and maturities of marketable securities of $23.3 million, partially offset by purchases of marketable securities of $17.2 million and purchases of equipment of $0.2 million.

During the three months ended March 31, 2016, investing activities provided $10.2 million of cash, consisting of proceeds from sales and maturities of marketable securities of $10.3 million, partially offset by purchases of equipment of $0.1 million.

Financing Activities

During the three months ended March 31, 2017, financing activities provided $0.2 million of cash from the exercise of employee stock options.

We had no cash flows from financing activities during the three months ended March 31, 2016.

Funding Requirements

We plan to focus in the near term on the development, marketing approval and potential commercialization of A-101 40% Topical Solution for the treatment of SK. We anticipate we will incur net losses for the next several years as we continue our clinical development of A-101 40% Topical Solution for the treatment of SK and continue research and development of A-101 45% Topical Solution for the treatment of common warts and ATI-50001 and ATI-50002 for the treatment of AA, and potentially for other dermatological conditions, as well as for development of other JAK inhibitor compounds. In addition, we plan to continue to invest in discovery efforts to explore additional drug candidates, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve A-101 40% Topical Solution or our other drug candidates currently in clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development and commercialization of our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our unaudited condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions including the completion of our Phase 2 clinical trials for A-101 45% Topical Solution for the treatment of common warts and the continued development of ATI-50001 and ATI-50002 as potential treatments for AA. These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to commercialize A-101 40% Topical Solution, if we receive marketing approval, and to pursue in-licenses or acquisitions of other drug candidates. If we receive marketing approval for A-101 40% Topical Solution, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize that drug candidate. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Contractual Obligations and Commitments

We occupy office space in Malvern, Pennsylvania under two operating lease agreements both of which have terms through November 2019, that require future aggregate rental payments of $0.3 million during the nine months ending December 31, 2017, $0.4 million during the year ending December 31, 2018, and $0.3 million during the year ending December 31, 2019.

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

Under a commercial license agreement with JAKPharm LLC and Key Organics, LTD that we entered into in November 2015, we have agreed to make aggregate payments of up to $2.4 million upon the achievement of specified pre-commercialization milestones, such as clinical trials and regulatory approvals.  We will pay an annual maintenance fee of $50,000, to be credited against any milestone fees or royalties paid in each calendar year.  With respect to any products we commercialize under the agreement, we will pay tiered royalties at a low to mid-single-digit percentage of annual net sales, subject to specified reductions, as determined on a country-by-country and product-by-product basis, until the date that all of the patent rights for that product have expired, or in specified countries under specified circumstances, ten years from the first commercial sale of such product.

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

We are also obligated to make a payment of $0.1 million on March 24th of each year, through March 24, 2022, which amounts are creditable against any specified future payments that may be paid under the stock purchase agreement.  With respect to any products we commercialize under the stock purchase agreement, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the stock purchase agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

Under a license agreement with The Trustees of Columbia University in the City of New York, or Columbia, we are obligated to pay an annual license fee of $10,000, subject to specified adjustments for patent expenses incurred by Columbia and creditable against any royalties that may be paid under the license agreement.  We are also obligated to pay up to an aggregate of $11.6 million upon the achievement of specified commercial milestones, including specified levels of net sales of products covered by Columbia patent rights and/or know-how, and royalties at a sub-single-digit percentage of annual net sales of products covered by Columbia patent rights and/or know-how, subject to specified adjustments.  If we sublicense any of Columbia’s patent rights and know-how acquired pursuant to the license agreement, we will be obligated to pay Columbia a portion of any consideration received from such sublicenses in specified circumstances.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: May 9, 2017	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 9, 2017	By:	/s/ Frank Ruffo
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

10.1*	Employment Agreement with Kamil Ali-Jackson, dated as of September 17, 2015.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.