Form 10-Q
period 2017-06-30
Aclaris Therapeutics, Inc.
filed 2017-08-08
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on August 7, 2017 was 26,736,517.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$32,708	$30,171
Marketable securities	137,789	107,051
Prepaid expenses and other current assets	5,254	1,334
Total current assets	175,751	138,556
Marketable securities	—	36,912
Property and equipment, net	938	481
Deferred offering costs	99	116
Other assets	20	20
Total assets	$176,808	$176,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,848	$2,845
Accrued expenses	2,521	3,378
Total current liabilities	8,369	6,223
Other liabilities	295	372
Total liabilities	8,664	6,595
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 26,736,517 and 26,059,181 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	286,619	260,671
Accumulated other comprehensive loss	(166)	(269)
Accumulated deficit	(118,309)	(90,912)
Total stockholders’ equity	168,144	169,490
Total liabilities and stockholders’ equity	$176,808	$176,085

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	7,965	9,836	15,737	19,371
General and administrative	7,330	3,153	12,488	6,757
Total operating expenses	15,295	12,989	28,225	26,128
Loss from operations	(15,295)	(12,989)	(28,225)	(26,128)
Other income, net	457	118	828	218
Net loss	$(14,838)	$(12,871)	$(27,397)	$(25,910)
Net loss per share, basic and diluted	$(0.56)	$(0.62)	$(1.04)	$(1.27)
Weighted average common shares outstanding, basic and diluted	26,594,854	20,663,088	26,339,250	20,417,301
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	$(4)	$14	$(56)	$156
Foreign currency translation adjustments	87	(16)	159	(6)
Total other comprehensive income (loss)	83	(2)	103	150
Comprehensive loss	$(14,755)	$(12,873)	$(27,294)	$(25,760)

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	26,059,181	$—	$260,671	$(269)	$(90,912)	$169,490
Issuance of common stock under the at-the-market sales agreement, net of offering costs of $691	635,000	—	19,311	—	—	19,311
Exercise of stock options and vesting of restricted stock units	42,336	—	180	—	—	180
Unrealized loss on marketable securities	—	—	—	(56)	—	(56)
Foreign currency translation adjustment	—	—	—	159	—	159
Stock-based compensation expense	—	—	6,457	—	—	6,457
Net loss	—	—	—	—	(27,397)	(27,397)
Balance at June 30, 2017	26,736,517	$—	$286,619	$(166)	$(118,309)	$168,144

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(27,397)	$(25,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	105	48
Stock-based compensation expense	6,457	2,576
Non-cash charges related to Vixen acquisition	—	2,784
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,897)	30
Accounts payable	3,161	2,493
Accrued expenses	(1,168)	1,353
Net cash used in operating activities	(22,739)	(16,626)
Cash flows from investing activities:
Purchases of property and equipment	(388)	(106)
Purchases of marketable securities	(41,534)	(11,282)
Proceeds from sales and maturities of marketable securities	47,652	31,430
Net cash provided by investing activities	5,730	20,042
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	—	18,547
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	19,311	—
Proceeds from the exercise of employee stock options	235	1
Net cash provided by financing activities	19,546	18,548
Net increase in cash and cash equivalents	2,537	21,964
Cash and cash equivalents at beginning of period	30,171	9,851
Cash and cash equivalents at end of period	$32,708	$31,815
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$190	$18
Fair value of stock issued in connection with Vixen acquisition	$—	$2,355

The accompanying notes are an integral part of these financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012. On July 17, 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  On March 24, 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc. (see Note 11).  Aclaris Therapeutics, Inc., together with ATIL and Vixen, are referred to collectively as the “Company”.  The Company is a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. The Company’s lead drug candidate, A-101 40% Topical Solution, is a proprietary high‑concentration formulation of hydrogen peroxide topical solution that the Company is developing as a prescription treatment for seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company has completed three Phase 3 clinical trials of A-101 40% Topical Solution in patients with SK, and in February 2017 submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”).  The NDA was accepted by the FDA in May 2017 and the Prescription Drug User Fee Act (“PDUFA”) target action date for the completion of the FDA’s review of the NDA is December 24, 2017.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2017, the Company had cash, cash equivalents and marketable securities of $170,497 and an accumulated deficit of $118,309. The Company has not generated any product revenues and has not achieved profitable operations. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017, the results of its operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.

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

In February 2017, the Company paid a $2.0 million PDUFA fee to the FDA in conjunction with the filing of its NDA for A-101 40% Topical Solution.  The Company has requested a waiver and refund of this PDUFA fee from the FDA, and the amount has been recorded in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities, which are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$23,596	$6,993	$—	$30,589
Marketable securities	—	137,789	—	137,789
Total	$23,596	$144,782	$—	$168,378

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,522	$12,691	$—	$24,213
Marketable securities	—	143,963	—	143,963
Total	$11,522	$156,654	$—	$168,176

As of June 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and commercial paper and asset-backed securities, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. On a quarterly basis, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of those quoted prices. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to the quoted prices obtained from the third-party pricing service. During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of June 30, 2017 and December 31, 2016, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable securities:
Corporate debt securities	$38,318	$—	$(25)	$38,293
Commercial paper	34,098	—	—	34,098
Asset-backed securities	25,938	—	(21)	25,917
U.S. government agency debt securities	39,539	—	(58)	39,481
Total marketable securities	$137,893	$—	$(104)	$137,789

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$51,352	$—	$(59)	$51,293
Commercial paper	20,463	—	—	20,463
Asset-backed securities	28,692	6	(1)	28,697
U.S. government agency debt securities	43,505	8	(3)	43,510
Total marketable securities	$144,012	$14	$(63)	$143,963

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2017	2016
Computer equipment	$530	$310
Manufacturing equipment	478	149
Furniture and fixtures	125	115
Leasehold improvements	33	33
Property and equipment, gross	1,166	607
Accumulated depreciation	(228)	(126)
Property and equipment, net	$938	$481

Depreciation expense was $55 and $27 for the three months ended June 30, 2017 and 2016, respectively, and $105 and $48 for the six months ended June 30, 2017 and 2016, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016
Research and development expenses	$1,187	$1,166
Employee compensation expenses	1,074	1,732
Vixen contract payable	100	100
Professional fees	100	77
Other	60	303
Total accrued expenses	$2,521	$3,378

6. Stockholders’ Equity

Preferred Stock

As of June 30, 2017 and December 31, 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of June 30, 2017 or December 31, 2016.

Common Stock

As of June 30, 2017 and December 31, 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through June 30, 2017.

At-The-Market Equity Offering

On November 2, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in November 2016. During the three months ended June 30, 2017, the Company issued and sold 635,000 shares of common stock under the at-the-market sales agreement. The shares were sold at a weighted average price per share of $31.50, for aggregate gross proceeds of $20.0 million. As of June 30, 2017, the Company had issued and sold an aggregate of 635,000 shares of common stock under the at-the-market sales agreement, for aggregate gross proceeds of $20.0 million.

7. Stock‑Based Awards

2015 Equity Incentive Plan

On September 15, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and on September 16, 2015, the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2017, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,042,367 shares. As of June 30, 2017, 1,533,599 shares remained available for grant under the 2015 Plan.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 1,003,647 and 1,049,667 were outstanding as of June 30, 2017 and December 31, 2016, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted were as follows:

	Six Months Ended
	June 30,
	2017	2016

Risk-free interest rate	1.93%	1.44%
Expected term (in years)	6.0	6.6
Expected volatility	94.09%	96.90%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2017 through June 30, 2017:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2016	2,702,350		$18.94	9.05	$24,434
Granted	135,000		27.19
Exercised	(36,738)		6.40
Forfeited and cancelled	(27,546)		(17.55)
Outstanding as of June 30, 2017	2,773,066		$19.53	8.64	$23,461
Options vested and expected to vest as of June 30, 2017	2,773,066		$19.53	8.64	$23,461
Options exercisable as of June 30, 2017	736,308	(1)	$11.02	7.99	$12,043

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of June 30, 2017.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2017 was $20.81 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2017 through June 30, 2017:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2016	219,614	$27.43
Granted	13,167	28.50
Vested	(7,799)	20.26
Forfeited and cancelled	(2,096)	25.08
Outstanding as of June 30, 2017	222,886	$27.76

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,304	$533	$2,521	$954
General and administrative	2,000	821	3,936	1,622
Total stock-based compensation expense	$3,304	$1,354	$6,457	$2,576

As of June 30, 2017, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $31,174 and $4,794, respectively, which is expected to be recognized over weighted average periods of 3.02 years and 2.62 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(14,838)	$(12,871)	$(27,397)	$(25,910)
Denominator:
Weighted average shares of common stock outstanding	26,594,854	20,663,088	26,339,250	20,417,301
Net loss per share, basic and diluted	$(0.56)	$(0.62)	$(1.04)	$(1.27)

The Company’s potentially dilutive securities, which included stock options, RSUs, preferred stock and shares of restricted common stock that were issued but not yet vested, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential common shares excluded from the calculation of diluted net loss per share for both the three and six months ended June 30, 2017 and 2016.  All share amounts presented in the table below represent the total number outstanding as of June 30, 2017 and 2016.

	June 30,
	2017	2016

Stock options to purchase common stock	2,773,066	1,913,419
Restricted stock unit awards	222,886	85,000
Total potential common shares	2,995,952	1,998,419

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

In November 2016, the Company entered into a lease agreement with a third party for additional office space in the same building as its headquarters with a term beginning in February 2017 and ending in November 2019.

Rent expense was $90 and $60 for the three months ended June 30, 2017 and 2016, respectively, and was $174 and $112 for the six months ended June 30, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease and has accrued for rent expense incurred but not yet paid.

As of June 30, 2017, future minimum lease payments under these agreements were as follows:

Year Ending December 31,
2017	$178
2018	363
2019	339
2020	—
2021	—
Thereafter	—
Total	$880

10. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently amended and restated in March 2014 and further amended in December 2014.  In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the sublease to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  Following the Assignment and Assumption Agreement, the sublease was further amended in August 2015, February 2016 and October 2016.  Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC. Total payments made under the sublease during the three months ended June 30, 2017 and 2016 were $50 and $56, respectively, and during the six months ended June 30, 2017 and 2016 were $124 and $115, respectively.

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

The NST Services Agreement was amended in December 2014 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST Services Agreement to NST Consulting, LLC. Under the NST Services Agreement, as amended, NST Consulting, LLC provides services to the Company and the Company provides services to another company under common control with the Company and NST Consulting, LLC. The NST Services Agreement was further amended in August 2015, November 2015, January 2016, December 2016 and May 2017 to adjust the amount of services the Company is obligated to provide to NST Consulting, LLC and the amount of services NST Consulting, LLC is obligated to provide to the Company. The Company may offset any payments owed by the Company to NST Consulting, LLC against payments that are owed by NST Consulting, LLC to the Company for the provision of personnel, including consultants, to the Company.

During the three and six months ended June 30, 2017 and 2016, amounts included in the consolidated statement of operations and comprehensive loss for the NST Services Agreement are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Services provided by NST Consulting, LLC	$56	$79	$112	$158
Services provided to NST Consulting, LLC	(7)	(15)	(18)	(30)
General and administrative expense, net	$49	$64	$94	$128

Services provided by NST Consulting, LLC	$—	$60	$—	$121
Services provided to NST Consulting, LLC	—	(21)	—	(42)
Research and development expense, net	$—	$39	$—	$79

Services provided by NST Consulting, LLC	$56	$139	$112	$279
Services provided to NST Consulting, LLC	(7)	(36)	(18)	(72)
Total, net	$49	$103	$94	$207

Net payments made to NST	$47	$117	$182	$175

The Company had $4 and $91 payable to NST Consulting, LLC under the NST Services Agreement as of June 30, 2017 and December 31, 2016, respectively.

11. Agreements Related to Intellectual Property

Assignment Agreement and Finder’s Services Agreement

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller, or the Miller Estate, under which the Company acquired some of the intellectual property rights covering A-101. In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC. In February 2016, under the terms of the assignment agreement and the finder’s services agreement, the Company made a milestone payment of $300 upon the dosing of the first human subject with A-101 40% Topical Solution in the Company’s Phase 3 clinical trial. In April 2017, the Company made an additional milestone payment of $1,000 upon the achievement of specified regulatory milestones. The payments were recorded as general and administrative expenses in the Company’s consolidated statement of operations.

Under the finder’s services agreement, the Company is obligated to make additional milestone payments of up to $4,500 upon the achievement of specified commercial milestones. Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of A-101 or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. The Company has not made any royalty payments to date under either agreement. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

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

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2017 and 2016 due to the Company’s conclusion that a valuation allowance is required.

13. Subsequent Events

On August 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Confluence Life Sciences, Inc., a Delaware corporation (“Confluence”), Aclaris Life Sciences, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Fortis Advisors LLC, as representative of the holders of Confluence equity. The Merger Agreement provided for Merger Sub to merge with and into Confluence (the “Merger”), with Confluence surviving as a wholly owned subsidiary of the Company.  The Merger with Confluence will add small molecule drug discovery and preclinical development capabilities, which the Company expects will allow it to bring early-stage research and development activities in-house that the Company currently outsources to third parties.  The Company expects to account for the acquisition of Confluence as a business combination.

Pursuant to the Merger Agreement, the Company was to pay holders of Confluence’s capital stock and options to purchase Confluence’s common stock (collectively, the “Confluence Equityholders”), upfront consideration of $20,000 consisting of $10,000 in cash and $10,000 in shares of the Company’s common stock, subject to adjustments for working capital, debt and transaction expenses.  On the closing date, the Company paid $8,697 and issued 314,572 shares to the Confluence Equityholders and deposited $1,000 in cash and 34,955 shares into escrow as required by the Merger Agreement.

The Company has also agreed to pay the Confluence Equityholders contingent consideration of up to $80,000, based upon the achievement of certain development, regulatory and commercial milestones set forth in the Merger Agreement. Of the contingent consideration, $2,500 may be paid in shares of the Company’s common stock upon the achievement of a specified development milestone.  In addition, the Company has agreed to pay the Confluence Equityholders specified future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Merger Agreement to a third party, the Company will be obligated to pay the Confluence Equityholders a portion of any incremental consideration (in excess of the development and milestone payments described above) that the Company receives from such sales, licenses or transfers in specified circumstances.

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

Overview

We are a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. Our lead drug candidate, A-101 40% Topical Solution, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that we are developing as a prescription treatment for seborrheic keratosis, or SK, a common non-malignant skin tumor.  In the first quarter of 2016, we initiated two multi-center, randomized, double blinded, vehicle-controlled Phase 3 clinical trials and one open-label Phase 3 clinical trial of A-101 40% Topical Solution in patients with SK. In November 2016, we announced positive top-line results from the two pivotal Phase 3 clinical trials, which are summarized below.  Based on these results, we submitted a New Drug Application, or NDA, for A-101 40% Topical Solution for the treatment of SK to the U.S. Food and Drug Administration, or FDA, in February 2017, and the NDA was accepted by the FDA in May 2017.  The Prescription Drug User Fee Act, or PDUFA, target action date for the completion of the FDA’s review of the NDA is December 24, 2017.  We also submitted a Marketing Authorization Application, or MAA, in the European Union in July 2017.  We are also developing A-101 45% Topical Solution as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, vitiligo and androgenetic alopecia, or AGA.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

In November 2016, we completed two pivotal Phase 3 clinical trials of A-101 40% Topical Solution in a combined 937 patients who each had a total of four target SK lesions located on the face, trunk and extremities.  Each trial met all primary and secondary endpoints for that trial, achieving clinically and statistically significant clearance of SK lesions. Additionally, we completed an open-label safety trial of A-101 40% Topical Solution in November 2016, in which we enrolled 147 patients.  Across all three clinical trials, there were no treatment-related serious adverse events among patients treated with A-101 40% Topical Solution, and the most common adverse events reported were nasopharyngitis and sinusitis which were determined to be unrelated to A-101 40% Topical Solution.  Based on these results, we submitted an NDA for A-101 40% Topical Solution for the treatment of SK to the FDA in February 2017, and the NDA was accepted by the FDA in May 2017.  The PDUFA target action date for the completion of the FDA’s review of the NDA is December 24, 2017.  We also submitted an MAA in the European Union in July 2017.  If approved, A-101 40% Topical Solution would become the first FDA-approved medication for the treatment of SK.

We are also developing A-101 45% Topical Solution for the treatment of common warts.  Although common warts are generally not harmful and in most cases eventually clear without medical treatment, they may be painful and aesthetically unattractive and are contagious. On an annual basis, 1.9 million people are diagnosed with common warts. Common warts can be removed with slow-acting, over-the-counter products containing salicylic acid. As with SK, cryosurgery is the most frequently used in-office treatment for common warts. No prescription drugs have been approved by the FDA for the treatment of common warts. We completed a Phase 2 clinical trial in August 2016 evaluating 40% and 45% concentrations of A-101 for the treatment of common warts.  In this Phase 2 clinical trial, in which 90 patients completed an eight-week treatment period, we observed statistically significant improvements in the mean change in the Physician’s Wart Assessment, or PWA, score and in complete clearance of common warts in patients treated with the 45% concentration of A-101 compared to placebo. In June 2017, we commenced two additional Phase 2 clinical trials of A-101 45% Topical Solution to assess the dose frequency in adult and pediatric patients with common warts.  We expect to report results from these additional Phase 2 clinical trials in the first half of 2018.

In addition, we are developing the JAK inhibitors, ATI-50001 and ATI-50002, which we in-licensed from Rigel Pharmaceuticals, Inc., or Rigel, as potential treatments for AA. AA is an autoimmune dermatologic condition typically characterized by patchy non-scarring hair loss on the scalp and body.  More severe forms of AA include total scalp hair loss, known as alopecia totalis, and total hair loss on the scalp and body, known as alopecia universalis. AA affects up to 2.0% of people globally at some point during their lifetime (i.e. incidence) and up to 0.2% of people are affected at any given time (i.e. prevalence) - with two-thirds of affected individuals being 30 years old or younger at the time of disease onset. Treatment options for the less severe, patchy forms of AA include corticosteroids, either topically applied or injected directly into the scalp where the bare patches are located, or the induction of an allergic reaction at the site of hair loss using a topical contact sensitizing agent, an approach known as topical immunotherapy. The same treatment options are utilized for the more severe forms of AA, although utilization of these treatment options for the more severe forms of AA is limited due to limited efficacy, certain side effects, and their impracticality for extensive surface areas. We are developing ATI-50001 as an oral treatment for alopecia totalis and alopecia universalis and ATI-50002 as a topical treatment for patchy AA. We submitted an Investigational New Drug application, or IND, to the FDA for ATI-50001 in October 2016, and we completed a Phase 1 clinical trial to evaluate the pharmacokinetic and pharmacodynamic properties of this drug candidate in the first quarter of 2017.  We plan to initiate a Phase 2 clinical trial for ATI-50001, for the treatment of alopecia totalis and alopecia universalis, in the second half of 2017.  We submitted an IND to the FDA for ATI-50002, for the treatment of patchy AA, in July 2017, and plan to commence a Phase 2 clinical trial in the second half of 2017.  We expect the Phase 2 clinical trials for ATI-50001, for the treatment of alopecia totalis and alopecia universalis, and for ATI-50002, for the treatment of patchy AA, each to take approximately one year to complete.  We also plan to develop ATI-50001 and ATI-50002 as potential treatments for vitiligo, a disorder in which white patches of skin appear on different parts of the body.  We plan to commence a Phase 2 clinical trial for ATI-50002, for the treatment of vitiligo, in the second half of 2017.

In August 2017, we acquired Confluence Life Sciences, Inc. or Confluence.  The merger with Confluence will add small molecule drug discovery and preclinical development capabilities which, we expect, will allow us to bring early-stage research and development activities in-house that we currently outsource to third parties.  Through the acquisition of Confluence, we also acquired several preclinical product candidates, including additional JAK inhibitors known as “soft” JAK inhibitors, as well as inhibitors of the MK-2 signaling pathway and inhibitors of interleukin-2-inducible T cell kinase, or ITK.  At the closing of the acquisition, we paid approximately $10.0 million and issued 349,527 shares of our common stock to the former equityholders of Confluence, including amounts deposited into escrow.  We are obligated to pay up to $80.0 million to the former Confluence equityholders upon the achievement of specified development, regulatory and commercial milestones, as well as low single-digit royalties upon net sales of covered products and a portion of any amounts we may receive from the further sale, out-license or transfer of the acquired intellectual property to third parties.

Since our inception in July 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing A-101 40% Topical Solution for the treatment of SK, building our intellectual property portfolio, developing our supply chain and engaging in other discovery and clinical activities in dermatology. Through the date of this report, we have not generated any revenue and have financed our operations with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, a private placement of our common stock in June 2016, a follow-on public offering of our common stock in November 2016 and our at-the-market facility with Cowen and Company LLC, or Cowen. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize A-101 40% Topical Solution for the treatment of SK or one of our other current or future drug candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $48.1 million for the year ended December 31, 2016 and $27.4 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $118.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, seek marketing approval and pursue commercialization of any approved drug candidate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, investigator sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis. We do not allocate personnel costs, facilities or other indirect expenses, which are included within “Personnel and other costs” in the table below, to specific research and development programs.

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
A-101 Topical Solution (40% and 45%)	$1,917	$6,480	$3,280	$9,703
JAK inhibitors	2,331	1,569	4,887	3,008
Vixen acquisition	—	—	—	3,385
Other	51	57	101	90
Total direct research and development expenses	4,299	8,106	8,268	16,186
Personnel and other costs	2,362	1,197	4,948	2,231
Stock-based compensation	1,304	533	2,521	954
Total research and development expenses	$7,965	$9,836	$15,737	$19,371

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	Change
	(In thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	7,965	9,836	(1,871)
General and administrative	7,330	3,153	4,177
Total operating expenses	15,295	12,989	2,306
Loss from operations	(15,295)	(12,989)	(2,306)
Other income, net	457	118	339
Net loss	$(14,838)	$(12,871)	$(1,967)

Research and Development Expenses

Research and development expenses were $8.0 million for the three months ended June 30, 2017, compared to $9.8 million for the three months ended June 30, 2016. The decrease of $1.9 million was primarily driven by a $4.4 million decrease in costs associated with the development of A-101 40% Topical Solution as a result of the completion of our Phase 3 clinical trials in November 2016.  The decrease in development costs for A-101 40% Topical Solution was partially offset by an increase of $0.8 million in preclinical development expenses related to the JAK inhibitor technology, an increase of $0.6 million in payroll-related expenses due to higher headcount, an $0.8 million increase in stock-based compensation expense, and a $0.5 million increase in expenses related to medical affairs activities.

General and Administrative Expenses

General and administrative expenses were $7.3 million for the three months ended June 30, 2017, compared to $3.2 million for the three months ended June 30, 2016. The increase of $4.2 million was primarily attributable to a $1.0 million one-time milestone payment pursuant to the finder’s services agreement related to A-101 40% Topical Solution which was incurred in the second quarter of 2017, an increase of $0.4 million in payroll-related expenses due to increased headcount, $1.2 million in higher stock-based compensation expense, and a $0.7 million increase in market research expenses related to pre-commercial activities for A-101 40% Topical Solution.

Other Income, Net

The increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our private placement in June 2016, as well as our follow-on public offering in November 2016 and sales under our at-the-market facility with Cowen in April 2017.

Comparison of Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	Change
	(In thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	15,737	19,371	(3,634)
General and administrative	12,488	6,757	5,731
Total operating expenses	28,225	26,128	2,097
Loss from operations	(28,225)	(26,128)	(2,097)
Other income, net	828	218	610
Net loss	$(27,397)	$(25,910)	$(1,487)

Research and Development Expenses

Research and development expenses were $15.7 million for the six months ended June 30, 2017, compared to $19.4 million for the six months ended June 30, 2016.  The decrease of $3.6 million was primarily driven by $3.4 million in expenses associated with the acquisition of Vixen Pharmaceuticals, Inc., or Vixen, in the six months ended June 30, 2016, for which there was no similar transaction in the current year period.  Excluding the Vixen acquisition, research and development expenses decreased $0.3 million, primarily driven by a $6.4 million decrease in costs associated with the development of A-101 40% Topical Solution as a result of the completion of our Phase 3 clinical trials in November 2016, partially offset by an increase of $1.9 million in preclinical development expenses related to the JAK inhibitor technology, an increase of $1.2 million in payroll-related expenses due to higher headcount, a $1.6 million increase in stock-based compensation expense, a $1.4 million increase in expenses related to medical affairs activities, and $0.4 million of regulatory expenses associated with the NDA filing for A-101 40% Topical Solution incurred during the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the six months ended June 30, 2017, compared to $6.8 million for the six months ended June 30, 2016. The increase of $5.7 million was primarily attributable to a $1.1 million increase in market research expenses related to pre-commercial activities for A-101 40% Topical Solution, an increase of $0.8 million in payroll-related expenses due to increased headcount, and $2.3 million in higher stock-based compensation expense.  In addition, milestone payments pursuant to the finder’s services agreement related to A-101 40% Topical Solution increased $0.7 million over the prior year period.

Other Income, Net

The increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our private placement in June 2016, as well as our follow-on public offering in November 2016 and sales under our at-the-market facility with Cowen in April 2017.

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

As of June 30, 2017, we had cash, cash equivalents and marketable securities of $170.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(22,739)	$(16,626)
Net cash provided by investing activities	5,730	20,042
Net cash provided by financing activities	19,546	18,548
Net increase in cash and cash equivalents	$2,537	$21,964

Operating Activities

During the six months ended June 30, 2017, operating activities used $22.7 million of cash, primarily resulting from our net loss of $27.4 million and by cash used by changes in our operating assets and liabilities of $1.9 million, partially offset by non-cash adjustments of $6.6 million.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted of a $3.9 million increase in prepaid expenses and other current assets partially offset by a $2.0 million increase in accounts payable and accrued expenses.  The increase in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for A-101 40% Topical Solution, as well as deposits made for clinical supplies and development activities which will be incurred during the second half of 2017.  The increase in accounts payable and accrued expenses was primarily due to deposits and expenses incurred, but not yet paid, in connection with the commencement of our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-50001 and ATI-50002, as well as the timing of vendor invoicing and payments.  Non-cash expenses of $6.6 million were primarily composed of stock-based compensation expense.

During the six months ended June 30, 2016, operating activities used $16.6 million of cash, primarily resulting from our net loss of $25.9 million partially offset by cash provided by our changes in our operating assets and liabilities of $3.9 million and by non-cash adjustments of $5.4 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted of a $3.8 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with the commencement of our Phase 3 clinical trials for A-101 40% Topical Solution and the timing of vendor invoicing and payments.  Non-cash expenses of $5.4 million were primarily composed of $2.6 million of stock-based compensation expense, and $2.8 million associated with the acquisition of Vixen.

Investing Activities

During the six months ended June 30, 2017, investing activities provided $5.7 million of cash, consisting of proceeds from sales and maturities of marketable securities of $47.7 million, partially offset by purchases of marketable securities of $41.5 million and purchases of equipment of $0.4 million.

During the six months ended June 30, 2016, investing activities provided $20.0 million of cash, consisting of proceeds from sales and maturities of marketable securities of $31.4 million, partially offset by purchases of marketable securities of $11.3 million and purchases of equipment of $0.1 million.

Financing Activities

During the six months ended June 30, 2017, financing activities provided $19.3 million of net proceeds from the sale of 635,000 shares of our common stock in April 2017 pursuant to a sales agreement with Cowen dated November 2, 2016, and $0.2 million of cash from the exercise of employee stock options.

During the six months ended June 30, 2016, financing activities provided $18.5 million of net proceeds from the private placement of 1,081,082 shares of our common stock in June 2016.

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

Contractual Obligations and Commitments

We occupy office space in Malvern, Pennsylvania under two operating lease agreements both of which have terms through November 2019, that require future aggregate rental payments of $0.2 million during the six months ending December 31, 2017, $0.4 million during the year ending December 31, 2018, and $0.3 million during the year ending December 31, 2019.

Under the assignment agreement pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of A-101 40% Topical Solution or related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement. Under the related finder’s services agreement, we have agreed to make aggregate payments of up to $4.5 million upon the achievement of specified commercial milestones. In addition, we have agreed to pay royalties on sales of A-101 40% Topical Solution or related products at a low single-digit percentage of net sales, as defined in the agreement.

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

Under a stock purchase agreement with the selling stockholders of Vixen, we are obligated to make aggregate payments of up to $18.0 million upon the achievement of specified pre-commercialization milestones for three products covered by the Vixen patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22.5 million upon the achievement of specified commercial milestones for products covered by the Vixen patent rights.  We are also obligated to make a payment of $0.1 million on March 24th of each year, through March 24, 2022, which amounts are creditable against any specified future payments that may be paid under the stock purchase agreement.  With respect to any covered products that we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the stock purchase agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Under the merger agreement with Confluence  we are obligated to make aggregate payments of up to $80.0 million upon the achievement of specified development, regulatory and commercialization milestones.  With respect to any covered products we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the merger agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Except for the new risk factors set forth immediately below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017.

We may not realize the anticipated benefits of our acquisition of Confluence.

In August 2017, we acquired Confluence Life Sciences, Inc., or Confluence, including several preclinical drug candidates and Confluence’s contract research services business. Acquisitions are inherently risky, and we may not realize the anticipated benefits of the acquisition of Confluence.  Specifically, we are subject to the risks that:

•	we fail to successfully develop or integrate Confluence’s preclinical drug candidates into our pipeline in order to achieve our strategic objectives;
•	we are unable to adequately integrate or continue operating Confluence’s contract research services business;
•	we receive inadequate or unfavorable data from preclinical studies or clinical trials evaluating the acquired preclinical drug candidates; and
•

our due diligence processes in connection with the acquisition fail to identify significant problems, liabilities or other shortcomings or challenges of Confluence, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality and safety and other known and unknown liabilities.

If we are unable to successfully integrate Confluence’s business and employees, it could have an adverse effect on our future results and the market price of our common stock.

The success of our acquisition of Confluence will depend, in large part, on our ability to realize operating synergies from combining our business with Confluence’s business. To realize these anticipated benefits, we must successfully integrate Confluence’s business and employees. This integration will be complex and time-consuming.

The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	complexities associated with managing the larger combined company with distant business locations;
•	integrating personnel from the two companies;
•	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel;
•	lost sales and customers as a result of customers of Confluence’s contract research services business deciding not to do business with the combined company;
•	potential unknown liabilities and unforeseen expenses associated with the merger; and
•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

If any of these events were to occur, the ability of the combined company to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger could be adversely affected, or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.

Charges to earnings resulting from the merger may cause our operating results to suffer.

Under accounting principles, we will allocate the total purchase price of the merger to Confluence’s net tangible assets and intangible assets based on their fair values as of the date of the merger, and we will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

•	impairment of goodwill
•	charges for the amortization of identifiable intangible assets and for stock-based compensation; and
•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation.

Additional costs may include costs of employee redeployment, relocation and retention, including salary increases or bonuses, taxes and termination of contracts that provide redundant or conflicting services. Some of these costs may have to be accounted for as expenses that would negatively impact our results of operations.

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

ACLARIS THERAPEUTICS, INC.

Date: August 8, 2017	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 8, 2017	By:	/s/ Frank Ruffo
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

10.1*	Seventh Amendment to Services Agreement between the Registrant and NST Consulting, LLC, dated as of May 11, 2017.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.