Form 10-Q
period 2017-09-30
Aclaris Therapeutics, Inc.
filed 2017-11-07
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on November 6, 2017 was 30,834,679

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$60,055	$30,171
Marketable securities	167,793	107,051
Accounts receivable, net	658	—
Prepaid expenses and other current assets	5,616	1,334
Total current assets	234,122	138,556
Marketable securities	—	36,912
Property and equipment, net	1,203	481
Intangible assets	7,367	—
Goodwill	18,504	—
Other assets	195	136
Total assets	$261,391	$176,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,483	$2,845
Accrued expenses	3,510	3,378
Total current liabilities	9,993	6,223
Contingent consideration	4,378	—
Other liabilities	375	372
Deferred tax liability	2,386	—
Total liabilities	17,132	6,595
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 30,834,679 and 26,059,181 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid‑in capital	380,873	260,671
Accumulated other comprehensive loss	(113)	(269)
Accumulated deficit	(136,501)	(90,912)
Total stockholders’ equity	244,259	169,490
Total liabilities and stockholders’ equity	$261,391	$176,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$684	$—	$684	$—
Cost of revenue	453	—	453	—
Gross profit	231	—	231	—
Operating expenses:
Research and development	10,864	7,162	26,601	26,533
General and administrative	8,123	3,650	20,611	10,407
Total operating expenses	18,987	10,812	47,212	36,940
Loss from operations	(18,756)	(10,812)	(46,981)	(36,940)
Other income, net	564	118	1,392	336
Net loss	$(18,192)	$(10,694)	$(45,589)	$(36,604)
Net loss per share, basic and diluted	$(0.63)	$(0.50)	$(1.68)	$(1.76)
Weighted average common shares outstanding, basic and diluted	28,834,808	21,415,871	27,180,244	20,752,590
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$63	$(12)	$7	$144
Foreign currency translation adjustments	(10)	(43)	149	(49)
Total other comprehensive income (loss)	53	(55)	156	95
Comprehensive loss	$(18,139)	$(10,749)	$(45,433)	$(36,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	26,059,181	$—	$260,671	$(269)	$(90,912)	$169,490
Issuance of common stock under the at-the-market sales agreement, net of offering costs of $691	635,000	—	19,311	—	—	19,311
Issuance of common stock in connection with public offering, net of underwriting discounts and commissions and offering costs of $5,352	3,747,602	—	80,918	—	—	80,918
Issuance of common stock in connection with the acquisition of Confluence	349,527		9,675	—	—	9,675
Exercise of stock options and vesting of restricted stock units	43,369	—	168	—	—	168
Unrealized loss on marketable securities	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	149	—	149
Stock-based compensation expense	—	—	10,130	—	—	10,130
Net loss	—	—	—	—	(45,589)	(45,589)
Balance at September 30, 2017	30,834,679	$—	$380,873	$(113)	$(136,501)	$244,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(45,589)	$(36,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	80
Stock-based compensation expense	10,130	4,194
Non-cash charges related to Vixen acquisition	—	2,784
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,331)	110
Accounts payable	3,130	915
Accrued expenses	(14)	1,990
Net cash used in operating activities	(36,453)	(26,531)
Cash flows from investing activities:
Purchases of property and equipment	(658)	(170)
Acquisition of Confluence, net of cash acquired	(9,647)	—
Purchases of marketable securities	(120,496)	(33,747)
Proceeds from sales and maturities of marketable securities	96,674	49,832
Net cash (used in), provided by investing activities	(34,127)	15,915
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	—	18,547
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	19,311	—
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	80,918	—
Proceeds from the exercise of employee stock options	235	14
Net cash provided by financing activities	100,464	18,561
Net increase in cash and cash equivalents	29,884	7,945
Cash and cash equivalents at beginning of period	30,171	9,851
Cash and cash equivalents at end of period	$60,055	$17,796
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$20	$13
Fair value of stock issued in connection with Confluence acquisition	$9,675	$—
Fair value of stock issued in connection with Vixen acquisition	$—	$2,355
Offering costs included in accounts payable	$107	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012. On July 17, 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  On March 24, 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc. (see Note 12).  On August 3, 2017, Confluence Life Sciences Inc. (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof (see Note 3).  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company”.  The Company is a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. The Company’s lead drug candidate, A-101 40% Topical Solution, is a proprietary high‑concentration formulation of hydrogen peroxide topical solution that the Company is developing as a prescription treatment for seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company has completed three Phase 3 clinical trials of A-101 40% Topical Solution in patients with SK, and in February 2017 submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”).  The NDA was accepted by the FDA in May 2017 and the Prescription Drug User Fee Act (“PDUFA”) target action date for the completion of the FDA’s review of the NDA is December 24, 2017.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2017, the Company had cash, cash equivalents and marketable securities of $227,848 and an accumulated deficit of $136,501. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated any revenue.  There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, ATIL, Confluence and Vixen.  All material intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, research and development expenses, contingent consideration and the valuation of stock-based awards.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies other than those noted below.

In February 2017, the Company paid a $2.0 million PDUFA fee to the FDA in conjunction with the filing of its NDA for A-101 40% Topical Solution.  The Company has requested a waiver and refund of this PDUFA fee from the FDA, and the amount has been recorded in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting

Bulletin No. 104, Topic No. 13, “Revenue Recognition,” is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company earns revenue from the provision of laboratory services to clients through Confluence, its wholly-owned subsidiary.  Laboratory service revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.  Revenue related to these contracts is generally recognized as the laboratory services are performed, based upon the rates specified in the contracts.

The Company also receives revenue from grants under the Small Business Innovation Research program of the National Institutes of Health (“NIH”).  The Company, through its Confluence subsidiary, currently has two active grants from NIH which are related to early-stage research.  The Company recognizes revenue related to these grants as amounts become reimbursable under each grant, which is generally when research is performed and the related costs are incurred.

Intangible Assets

Intangible assets include both finite lived and indefinite lived assets.  Finite lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Indefinite lived intangible assets are not amortized. In-process research and development (“IPR&D”) assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts.  The Company tests intangible assets for impairment at least annually, or if indicators of impairment are present.  The Company recognizes impairment losses when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.

Contingent Consideration

The Company initially recorded the contingent consideration related to future potential payments based upon the achievement of certain development, regulatory and commercial milestones, resulting from the acquisition of Confluence, at its estimated fair value on the date of acquisition.  Changes in fair value reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.  Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in the Company’s consolidated statement of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other-Simplifying the Test for Goodwill Impairment (Topic 350).  Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The amendments in this ASU eliminate Step 2 from the goodwill impairment test.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted.  The Company is assessing the potential impact of ASU 2017-04 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under this ASU, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  The Company is assessing the potential impact of ASU 2014-09 on its consolidated financial statements.

3. Acquisition of Confluence

On August 3, 2017, the Company entered into an Agreement and Plan of Merger with Confluence, Aclaris Life Sciences, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and Fortis Advisors LLC, as representative of the holders of Confluence equity (the “Agreement and Plan of Merger”).  Pursuant to the terms of the Agreement and Plan of Merger, the Merger Sub merged with and into Confluence, with Confluence surviving as a wholly-owned subsidiary of the Company, resulting in the Company’s acquisition of 100% of the outstanding shares of Confluence.  Pursuant to the terms of the Agreement and Plan of Merger, the Company gave aggregate consideration with a fair value of $24,322 to the equity holders of Confluence, subject to a customary post-closing working capital adjustment. Confluence was a privately held biotechnology company focused on the discovery and development of kinase inhibitors to treat inflammatory and immunological disorders and cancer.  Confluence also provides laboratory services under contract research arrangements to pharmaceutical and biotech companies looking to supplement their research and development efforts with difficult-to-execute specialty skills and programs.  The acquisition of Confluence will add small molecule drug discovery and preclinical development capabilities, which the Company expects will allow it to bring early-stage research and development activities in-house that the Company currently outsources to third parties.

The Company has also agreed to pay the Confluence equity holders contingent consideration of up to $80,000, based upon the achievement of certain development, regulatory and commercial milestones set forth in the Agreement and Plan of Merger.  Of the contingent consideration, $2,500 may be paid in shares of the Company’s common stock upon the achievement of a specified development milestone.  In addition, the Company has agreed to pay the Confluence equity holders specified future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Agreement and Plan of Merger to a third party, the Company will be obligated to pay the Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) that the Company receives from such sales, licenses or transfers in specified circumstances.

The following table summarizes the fair value of total consideration given to the Confluence equity holders pursuant to the Agreement and Plan of Merger:

Cash consideration paid	$10,269
Aclaris common stock issued	9,675
Contingent consideration	4,378
Total fair value of consideration to Confluence equity holders	$24,322

The Company funded the acquisition and transaction expenses with cash on hand.

The Company accounted for this transaction as a business combination using the acquisition method of accounting.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in this transaction were recorded at their respective fair values on the date of acquisition using assumptions that are subject to change. The Company expects to finalize its allocation of the purchase price upon the finalization of valuations for the identified intangible assets, final resolution of the post-closing working capital adjustment and certain tax accounts that are based on the best estimates of management. The completion and filing of federal and state tax returns for the acquired entity may result in adjustments to the carrying value of assets and liabilities.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed in the acquisition of Confluence as of the acquisition date:

Cash and cash equivalents	$622
Accounts receivable, net	574
Other current assets	89
Property and equipment	268
Other intangible assets	751
IPR&D	6,629
Goodwill	18,504
Total assets acquired	27,437

Accounts payable and accrued expenses	656
Deferred tax liability	2,386
Other liabilities	73
Total liabilities assumed	3,115

Total net assets acquired	$24,322

The estimated fair value of the IPR&D, and other identified intangibles, acquired was determined using a replacement cost method which estimates the cost that would be required to rebuild the intangible assets identified in the acquisition of Confluence.  The acquisition of Confluence resulted in the recognition of goodwill in the amount $18,504 which represents the value of new products and technologies to be developed in the future as well as the value of the employee workforce acquired.

The following supplemental unaudited pro forma information presents the Company’s financial results, for the periods presented, as if the acquisition of Confluence had occurred on January 1, 2016.  This supplemental unaudited pro forma financial information has been prepared for comparative purposes only, and is not necessarily indicative of what actual results would have been had the acquisition of Confluence occurred on January 1, 2016, nor is this information indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$1,063	$937	$3,366	$2,617
Gross profit	384	452	1,102	1,184
Total operating expenses	18,822	11,464	48,122	39,273
Net loss	(17,875)	(10,891)	(45,627)	(37,769)

The supplemental unaudited pro forma financial results for the three and nine months ended September 30, 2017 include adjustments to exclude $997 and $1,351, respectively, of acquisition-related expenses, as well as $217 and $888, respectively, to exclude revenue billed to the Company by Confluence.  The supplemental unaudited pro forma financial results for the three and nine months ended September 30, 2017 includes an adjustment for amortization expense related to the other intangible assets acquired.

There were no acquisition-related expenses incurred, or revenue billed to the Company by Confluence, for the three and nine months ended September 30, 2016, and accordingly, no adjustments are necessary for these items in the supplemental pro forma financial results for those time periods.  The supplemental unaudited pro forma financial results for the three and nine months ended September 30, 2016 includes an adjustment for amortization expense related to the other intangible assets acquired.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities, which are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$44,670	$13,983	$—	$58,653
Marketable securities	—	167,793	—	167,793
Total Assets	$44,670	$181,776	$—	$226,446

Liabilities:
Acquisition-related contingent consideration	$—	$—	$4,378	$4,378
Total liabilities	$—	$—	$4,378	$4,378

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,522	$12,691	$—	$24,213
Marketable securities	—	143,963	—	143,963
Total	$11,522	$156,654	$—	$168,176

As of September 30, 2017 and December 31, 2016, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and commercial paper and asset-backed securities, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. On a quarterly basis, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of those quoted prices. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to the quoted prices obtained from the third-party pricing service. During the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of September 30, 2017 and December 31, 2016, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable securities:
Corporate debt securities	$39,432	$—	$(9)	$39,423
Commercial paper	76,130	—	—	76,130
Asset-backed securities	20,752	—	(3)	20,749
U.S. government agency debt securities	31,521	—	(30)	31,491
Total marketable securities	$167,835	$—	$(42)	$167,793

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$51,352	$—	$(59)	$51,293
Commercial paper	20,463	—	—	20,463
Asset-backed securities	28,692	6	(1)	28,697
U.S. government agency debt securities	43,505	8	(3)	43,510
Total marketable securities	$144,012	$14	$(63)	$143,963

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2017	2016
Computer equipment	$593	$310
Manufacturing equipment	518	149
Lab equipment	265	—
Furniture and fixtures	125	115
Leasehold improvements	33	33
Property and equipment, gross	1,534	607
Accumulated depreciation	(331)	(126)
Property and equipment, net	$1,203	$481

Depreciation expense was $103 and $32 for the three months ended September 30, 2017 and 2016, respectively, and $208 and $80 for the nine months ended September 30, 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016
Research and development expenses	$866	$1,166
Employee compensation expenses	1,899	1,732
Commercial expenses	322	—
Vixen contract payable	100	100
Other	323	380
Total accrued expenses	$3,510	$3,378

7. Stockholders’ Equity

Preferred Stock

As of September 30, 2017 and December 31, 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of September 30, 2017 or December 31, 2016.

Common Stock

As of September 30, 2017 and December 31, 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through September 30, 2017.

At-The-Market Equity Offering

On November 2, 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in November 2016. During the three months ended September 30, 2017, the Company did not issue any shares of common stock under the at-the-market sales agreement.  As of September 30, 2017, the Company had issued and sold an aggregate of 635,000 shares of common stock under the at-the-market sales agreement at a weighted average price per share of $31.50, for aggregate gross proceeds of $20,003.  The Company incurred expenses of $691 in connection with the shares issued under the at-the-market sales agreement.

Public Offering of Common Stock

On August 10, 2017, the Company entered into an underwriting agreement pursuant to which the Company issued and sold 3,747,602 shares of common stock under a registration statement on Form S-3 (the “Public Offering”), including the underwriters’ partial exercise of their option to purchase additional shares.  The shares of common stock were sold to the public at a price of $23.02 per share, for gross proceeds of $86,270.

The Company paid underwriting discounts and commissions of $5,176 to the underwriters in connection with the Public Offering.  In addition, the Company incurred expenses of $176 in connection with the Public Offering.  The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses, were $80,918.

8. Stock‑Based Awards

2017 Inducement Plan

On July 31, 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under NASDAQ listing rules.  The only employees eligible to receive grants of awards under the 2017 Inducement Plan are individuals who satisfy the standards for inducement grants under NASDAQ rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2017 Inducement Plan upon adoption, the Company may grant up to 1,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards.  The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2017 Inducement Plan will be added back to the shares of common stock available for issuance under the 2017 Inducement Plan.  As of September 30, 2017, 622,452 shares of common stock were available for grant under the 2017 Inducement Plan.

2015 Equity Incentive Plan

On September 15, 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and on September 16, 2015, the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2017, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,042,367 shares. As of September 30, 2017, 1,368,904 shares remained available for grant under the 2015 Plan.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 1,003,647 and 1,049,667 were outstanding as of September 30, 2017 and December 31, 2016, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted were as follows:

	Nine Months Ended
	September 30,
	2017	2016

Risk-free interest rate	1.89%	1.41%
Expected term (in years)	6.2	6.5
Expected volatility	93.84%	96.60%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2017 through September 30, 2017:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2016	2,702,350		$18.94	9.05	$24,434
Granted	617,500		26.47
Exercised	(36,738)		6.40
Forfeited and cancelled	(40,281)		21.09
Outstanding as of September 30, 2017	3,242,831		$20.49	8.60	$21,704
Options vested and expected to vest as of September 30, 2017	3,242,831		$20.49	8.60	$21,704
Options exercisable as of September 30, 2017	828,823	(1)	$10.95	7.73	$12,666

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of September 30, 2017.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2017 was $20.41 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2017 through September 30, 2017:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2016	219,614	$27.43
Granted	88,547	26.59
Vested	(9,299)	20.32
Forfeited and cancelled	(4,531)	27.05
Outstanding as of September 30, 2017	294,331	$27.41

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$130	$—	$130	$—
Research and development	1,332	623	3,853	1,577
General and administrative	2,211	995	6,147	2,617
Total stock-based compensation expense	$3,673	$1,618	$10,130	$4,194

As of September 30, 2017, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $37,674 and $6,090, respectively, which is expected to be recognized over weighted average periods of 3.06 years and 2.93 years, respectively.

9. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(18,192)	$(10,694)	$(45,589)	$(36,604)
Denominator:
Weighted average shares of common stock outstanding	28,834,808	21,415,871	27,180,244	20,752,590
Net loss per share, basic and diluted	$(0.63)	$(0.50)	$(1.68)	$(1.76)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential common shares excluded from the calculation of diluted net loss per share for both the three and nine months ended September 30, 2017 and 2016.  All share amounts presented in the table below represent the total number outstanding as of September 30, 2017 and 2016.

	September 30,
	2017	2016

Options to purchase common stock	3,242,831	1,913,419
Restricted stock unit awards	294,331	85,000
Total potential common shares	3,537,162	1,998,419

10. Commitments and Contingencies

Agreements for Office Space

In August 2013, the Company entered into a sublease agreement with a related party (see Note 11) for office space which is its corporate headquarters.  The sublease was subsequently amended and restated in March 2014, for its office space with a term ending on November 30, 2016.  The Company further amended the terms of this sublease agreement in December 2014, August 2015, February 2016, October 2016 and July 2017 to increase the square footage of the space being subleased and/or agree to new sublease terms.  The August 2015 amendment extended the term of the lease to November 2019.

In November 2016, the Company entered into a lease agreement with a third party for additional office space in the same building as its headquarters with a term beginning in February 2017 and ending in November 2019.

Confluence occupies office and laboratory space in St. Louis, Missouri under the terms of an agreement which it entered into in March 2017 and which expires in December 2017.

Rent expense was $110 and $66 for the three months ended September 30, 2017 and 2016, respectively, and $284 and $178 for the nine months ended September 30, 2017 and 2016, respectively. The Company recognizes rent expense on a straight-line basis over the term of the lease and has accrued for rent expense incurred but not yet paid.

As of September 30, 2017, future minimum lease payments under these agreements were as follows:

Year Ending December 31,
2017	$114
2018	394
2019	368
2020	—
2021	—
Thereafter	—
Total	$876

11. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently amended and restated in March 2014 and further amended in December 2014.  In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the sublease to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  Following the Assignment and Assumption Agreement, the sublease was further amended in August 2015, February 2016, October 2016 and July 2017.  Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC. Total payments made under the sublease during the three months ended September 30, 2017 and 2016 were $106 and $64, respectively, and during the nine months ended September 30, 2017 and 2016 were $231 and $179, respectively.

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

The NST Services Agreement was amended in December 2014 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST Services Agreement to NST Consulting, LLC. Under the NST Services Agreement, as amended, NST Consulting, LLC provides services to the Company and the Company provides services to another company under common control with the Company and NST Consulting, LLC. The NST Services Agreement was further amended in August 2015, November 2015, January 2016, December 2016 and May 2017 to reduce the amount of services the Company is obligated to provide to NST Consulting, LLC and the amount of services NST Consulting, LLC is obligated to provide to the Company. The Company may offset any payments owed by the Company to NST Consulting, LLC against payments that are owed by NST Consulting, LLC to the Company for the provision of personnel, including consultants, to the Company.

During the three and nine months ended September 30, 2017 and 2016, amounts included in the consolidated statement of operations and comprehensive loss for the NST Services Agreement are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Services provided by NST Consulting, LLC	$49	$79	$161	$237
Services provided to NST Consulting, LLC	—	(15)	(18)	(45)
General and administrative expense, net	$49	$64	$143	$192

Services provided by NST Consulting, LLC	$—	$60	$—	$181
Services provided to NST Consulting, LLC	—	(21)	—	(63)
Research and development expense, net	$—	$39	$—	$118

Services provided by NST Consulting, LLC	$49	$139	$161	$418
Services provided to NST Consulting, LLC	—	(36)	(18)	(108)
Total, net	$49	$103	$143	$310

Net payments made to NST	$35	$88	$218	$263

The Company had $17 and $91 payable to NST Consulting, LLC under the NST Services Agreement as of September 30, 2017 and December 31, 2016, respectively.

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

13. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2017 and 2016 due to the Company’s conclusion that a valuation allowance is required.

14. Subsequent Events

On November 2, 2017, the Company entered into a Sublease Agreement (the “Sublease”) with Auxilium Pharmaceuticals, LLC, a Delaware limited liability company (the “Sublandlord”), under which the Company will lease 33,019 square feet of space for its corporate headquarters.  The term of the Sublease will begin on December 1, 2017 and expire on October 31, 2023.  Under the Sublease, base rent for the period from December 1, 2017 through February 28, 2018 shall be abated, after which the Company will pay an initial base rent of $47 per month through February 28, 2019.  Beginning March 1, 2019, the monthly base rent will increase annually as specified in the Sublease. In addition, the Company will pay its pro rata share of the annual operating expenses associated with the premises, calculated as set forth in the Sublease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements due to a number of factors, including risks related to:

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the success and timing of our preclinical studies and clinical trials and regulatory approval of protocols for future clinical trials;

•	the difficulties in obtaining and maintaining regulatory approval of our drug candidates, and the labeling under any approval we may obtain;

•	our plans and ability to develop, manufacture and commercialize our drug candidates;

•	the expected benefits of our acquisition of Confluence Life Sciences, Inc.;

•	our ability to recruit or retain key scientific or management personnel or to retain our executive officers;

•	the size and growth of the potential markets for our drug candidates and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	the rate and degree of market acceptance of any of our drug candidates;

•	our ability to obtain and maintain intellectual property protection for our drug candidates and our proprietary technology;

•	the successful development of our commercialization capabilities, including sales and marketing capabilities;

•	the impact of recently enacted and future legislation and regulation regarding the healthcare system;

•	the success of competing therapies and products that are or become available; and

•	the performance of third parties, including contract research organizations and third-party manufacturers.

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

Overview

We are a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. Our lead drug candidate, A-101 40% Topical Solution, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that we are developing as a prescription treatment for seborrheic keratosis, or SK, a common non-malignant skin tumor.  In the first quarter of 2016, we initiated two multi-center, randomized, double blinded, vehicle-controlled Phase 3 clinical trials and one open-label Phase 3 clinical trial of A-101 40% Topical Solution in patients with SK. In November 2016, we announced positive top-line results from the two pivotal Phase 3 clinical trials, which are summarized below.  Based on these results, we submitted a New Drug Application, or NDA, for A-101 40% Topical Solution for the treatment of SK to the U.S. Food and Drug Administration, or FDA, in February 2017, and the NDA was accepted for filing by the FDA in May 2017.  The Prescription Drug User Fee Act, or PDUFA, target action date for the completion of the FDA’s review of the NDA is December 24, 2017.  We also submitted a Marketing Authorization Application, or MAA, in the European Union in July 2017.  We are also developing A-101 45% Topical Solution as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, vitiligo and androgenetic alopecia, or AGA.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

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

We are also developing A-101 45% Topical Solution for the treatment of common warts.  Although common warts are generally not harmful and in most cases eventually clear without medical treatment, they may be painful and aesthetically unattractive and are contagious.  On an annual basis, 1.9 million people are diagnosed with common warts. Common warts can be removed with slow-acting, over-the-counter products containing salicylic acid. As with SK, cryosurgery is the most frequently used in-office treatment for common warts. No prescription drugs have been approved by the FDA for the treatment of common warts.  We completed a Phase 2 clinical trial in August 2016 evaluating 40% and 45% concentrations of A-101 for the treatment of common warts.  In this Phase 2 clinical trial, in which 90 patients completed an eight-week treatment period, we observed statistically significant improvements in the mean change in the Physician’s Wart Assessment, or PWA, score and in complete clearance of common warts in patients treated with the 45% concentration of A-101 compared to placebo.  In June 2017, we commenced two additional Phase 2 clinical trials of A-101 45% Topical Solution to assess the dose frequency in adult and pediatric patients with common warts.  We have completed enrollment in these trials, with a total of 316 patients enrolled at 34 investigational centers in the United States.  We expect to report data from these additional Phase 2 clinical trials in the first half of 2018.

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

We are developing ATI-50001 as an oral treatment for AA and ATI-50002 as a topical treatment for AA and vitiligo, a disorder in which white patches of skin appear on different parts of the body.  We submitted an Investigational New Drug application, or IND, to the FDA for ATI-50001 in October 2016, and we completed a Phase 1 clinical trial to evaluate the pharmacokinetic and pharmacodynamic properties of this drug candidate in the first quarter of 2017.  We plan to initiate a Phase 2 dose-ranging clinical trial of ATI-50001 for the treatment of AA in the first half of 2018.  We submitted an IND to the FDA for ATI-50002 for the treatment of AA in July 2017.  We have initiated two Phase 2 clinical trials of ATI-50002 for the treatment of AA in which we expect to enroll a total of up to 36 patients, with data expected to be available in the first half of 2018.  We expect to initiate one additional Phase 2 dose-ranging clinical trial of ATI-50002 for the treatment of AA in November 2017 in which we plan to enroll approximately 120 patients at 20 investigational centers in the United States.  We expect data for this additional Phase 2 clinical trial to be available in the second half of 2018.  We also plan to initiate a Phase 2 clinical trial of ATI-50002 for the treatment of vitiligo by the end of 2017.  We are also developing another series of JAK inhibitors for the treatment of AGA.

In August 2017, we acquired Confluence Life Sciences, Inc. or Confluence.  The acquisition of Confluence adds small molecule drug discovery and preclinical development capabilities which, we expect, will allow us to bring early-stage research and development activities in-house that we currently outsource to third parties.  Through the acquisition of Confluence, we also acquired several preclinical product candidates, including additional JAK inhibitors known as “soft” JAK inhibitors, as well as inhibitors of the MK-2 signaling pathway and inhibitors of interleukin-2-inducible T cell kinase, or ITK.  We paid $10.3 million in cash and issued 349,527 shares of our common stock with a value of $9.7 million, to the former equity holders of Confluence.  We are obligated to pay up to $80.0 million to the former Confluence equityholders upon the achievement of specified development, regulatory and commercial milestones, as well as low single-digit royalties upon net sales of covered products and a portion of any amounts we may receive from the further sale, out-license or transfer of the acquired intellectual property to third parties.

Since our inception in July 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing A-101 40% Topical Solution for the treatment of SK, building our intellectual property portfolio, developing our supply chain and engaging in other discovery and clinical activities in dermatology. Through the date of this report, we have financed our operations with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, a private placement of our common stock in June 2016, public offerings of our common stock in November 2016 and August 2017, and an at-the-market facility with Cowen and Company LLC, or Cowen that we entered into in November 2016. We do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize A-101 40% Topical Solution for the treatment of SK or one of our other current or future drug candidates.

Since our inception, we have incurred significant operating losses. Our net loss was $48.1 million for the year ended December 31, 2016 and $45.6 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $136.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials, seek marketing approval and pursue commercialization of any approved drug candidate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.  Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

Components of Our Results of Operations

Revenue

We recognize revenue when the earnings process is complete, which under SEC Staff Accounting

Bulletin No. 104, Topic No. 13, “Revenue Recognition,” is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

We earn revenue from the provision of laboratory services to clients through Confluence, our wholly-owned subsidiary.  Laboratory service revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.  Revenue related to these contracts is generally recognized as the laboratory services are performed, based upon the rates specified in the contracts.

We also receive revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  Through our Confluence subsidiary, we currently have two active grants from NIH which are related to early-stage research.  We recognize revenue related to these grants as amounts become reimbursable under each grant, which is generally when research is performed and the related costs are incurred.

Cost of Revenue

Cost of revenue consists of costs incurred in connection with the provision of laboratory services to our clients through Confluence.  Cost of revenue primarily includes:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	outsourced professional scientific services;
•	depreciation of laboratory equipment;
•	facility-related costs; and
•	laboratory materials and supplies used to support the services provided.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates. These expenses primarily include:

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

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
A-101 Topical Solution (40% and 45%)	$3,750	$3,326	$7,031	$13,029
JAK inhibitors	2,753	1,893	7,639	4,901
Vixen acquisition	—	—	—	3,385
Other research expenses	407	50	508	140
Total project-related expenses	6,910	5,269	15,178	21,455
Personnel and other costs	2,622	1,270	7,570	3,501
Stock-based compensation	1,332	623	3,853	1,577
Total research and development expenses	$10,864	$7,162	$26,601	$26,533

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, contingent consideration and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2016 included in our 2016 Annual Report on Form 10-K filed with the SEC on March 15, 2017.

Intangible Assets

Intangible assets include both finite lived and indefinite lived assets.  Finite lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Indefinite lived intangible assets are not amortized. In-process research and development assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts.  We test intangible assets for impairment at least annually, or if indicators of impairment are present.  We recognize impairment losses when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.

Contingent Consideration

We initially recorded the contingent consideration related to future potential payments based upon the achievement of certain development, regulatory and commercial milestones, resulting from the acquisition of Confluence, at its estimated fair value on the date of acquisition.  Changes in fair value reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.  Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in our consolidated statement of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other-Simplifying the Test for Goodwill Impairment (Topic 350).  Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The amendments in this ASU eliminate Step 2 from the goodwill impairment test.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted.  We are assessing the potential impact of ASU 2017-04 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under this ASU, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We are assessing the potential impact of ASU 2014-09 on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	Change
	(In thousands)
Revenue	$684	$—	$684
Cost of revenue	453	—	453
Gross profit	231	—	231
Operating expenses:
Research and development	10,864	7,162	3,702
General and administrative	8,123	3,650	4,473
Total operating expenses	18,987	10,812	8,175
Loss from operations	(18,756)	(10,812)	(7,944)
Other income, net	564	118	446
Net loss	$(18,192)	$(10,694)	$(7,498)

Revenue

Revenue was $ 0.7 million for the three months ended September 30, 2017, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  We did not generate any revenue in the three months ended September 30, 2016.

Cost of Revenue

Cost of revenue was $ 0.5 million for the three months ended September 30, 2017, and was comprised entirely of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.  We did not incur any cost of revenue in the three months ended September 30, 2016.

Research and Development Expenses

Research and development expenses were $10.9 million for the three months ended September 30, 2017, compared to $7.2 million for the three months ended September 30, 2016. The increase of $3.7 million was primarily driven by an increase of $1.2 million of expenses related to our Phase 2 clinical trials of A-101 45% Topical Solution, an increase of $0.9 million in preclinical and clinical trial development expenses related to the JAK inhibitor technology, an increase of $0.3 million in expenses related to the scale-up of commercial manufacturing for A-101 40% Topical Solution, an increase of $0.6 million in payroll-related expenses due to higher headcount, an increase of $0.7 million in stock-based compensation expense, and a $0.6 million increase in expenses related to medical affairs activities.  We also incurred $0.3 million of expenses related to drug discovery research performed by Confluence, which we acquired in August 2017; and therefore did not incur similar expenses in the three months ended September 30, 2016.  The increases noted above were partially offset by a $1.2 million decrease in costs associated with the development of A-101 40% Topical Solution as a result of the completion of our Phase 3 clinical trials in November 2016.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended September 30, 2017, compared to $3.7 million for the three months ended September 30, 2016. The increase of $4.5 million was primarily attributable to an increase of $0.7 million in payroll-related expenses due to increased headcount, $1.2 million in higher stock-based compensation expense.  In addition, we had a $1.4 million increase in market research expenses and a $0.2 million increase in sales operations expenses, both related to pre-commercial activities for A-101 40% Topical Solution.  We also incurred $0.4 million of professional fees in conjunction with our acquisition of Confluence, for which there were no similar amounts in the prior year period.

Other Income, Net

The $0.4 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2016 and 2017.

Comparison of Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands)
Revenue	$684	$—	$684
Cost of revenue	453	—	453
Gross profit	231	—	231
Operating expenses:
Research and development	26,601	26,533	68
General and administrative	20,611	10,407	10,204
Total operating expenses	47,212	36,940	10,272
Loss from operations	(46,981)	(36,940)	(10,041)
Other income, net	1,392	336	1,056
Net loss	$(45,589)	$(36,604)	$(8,985)

Revenue

Revenue was $ 0.7 million for the nine months ended September 30, 2017, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  We did not generate any revenue in the nine months ended September 30, 2016.

Cost of Revenue

Cost of revenue was $ 0.5 million for the nine months ended September 30, 2017, and was comprised entirely of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.  We did not incur any cost of revenue in the nine months ended September 30, 2016.

Research and Development Expenses

Research and development expenses were $26.6 million for the nine months ended September 30, 2017 and $26.5 million for the nine months ended September 30, 2016.  Although there was a minimal change in total research and development expenses, we had decreases of $7.6 million in the costs associated with the development of A-101 40% Topical Solution as a result of the completion of our Phase 3 clinical trials in November 2016 and $3.4 million in expenses associated with the acquisition of Vixen Pharmaceuticals, Inc., or Vixen, in the nine months ended September 30, 2016, for which there was no similar transaction in the current year period.   These decreases were offset primarily by an increase of $2.7 million in preclinical and clinical development expenses related to the JAK inhibitor technology, an increase of $1.1 million of expenses related to our Phase 2 clinical trials of A-101 45% Topical Solution an increase of $1.8 million in payroll-related expenses due to higher headcount, a $2.3 million increase in stock-based compensation expense, a $2.0 million increase in expenses related to medical affairs activities, and $0.5 million of regulatory expenses associated with the NDA filing for A-101 40% Topical Solution incurred during the nine months ended September 30, 2017.  We also incurred $0.3 million of expenses related to drug discovery research performed by Confluence, which we acquired in August 2017; therefore we did not incur similar expenses in the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses were $20.6 million for the nine months ended September 30, 2017, compared to $10.4 million for the nine months ended September 30, 2016. The increase of $10.2 million was primarily attributable to increases of $2.5 million in market research expenses and $0.3 million in sales operations expenses, both related to pre-commercial activities for A-101 40% Topical Solution, an increase of $1.6 million in payroll-related expenses due to increased headcount, $3.5 million in higher stock-based compensation expense and $0.5 million in higher facilities-related costs including rent expense.  In addition, milestone payments pursuant to the finder’s services agreement related to A-101 40% Topical Solution increased $0.7 million over the prior year period.  We also incurred $0.6 million of professional fees in conjunction with our acquisition of Confluence, for which there were no similar amounts in the prior year period.

Other Income, Net

The $1.1 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions 2016 and 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we had never generated any revenue.  We have financed our operations since inception through sales of our convertible preferred stock, as well as net proceeds from our IPO in October 2015, our private placement in June 2016, our public offerings in November 2016 and August 2017 and our at-the-market facility with Cowen.

As of September 30, 2017, we had cash, cash equivalents and marketable securities of $227.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

November 2016 Public Offering

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

At-The-Market Facility

On April 21, 2017, we sold 635,000 shares of our common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of approximately $20.0 million.  We paid underwriting discounts and commissions of $0.6 million, and we also incurred expenses of $0.1 million in connection with this sale.  The shares were sold through Cowen pursuant to a sales agreement with them dated November 2, 2016.  Following these sales, we may offer and sell additional shares of our common stock having an aggregate offering price of up to approximately $55.0 million from time to time through Cowen pursuant to the sales agreement.

August 2017 Public Offering

On August 16, 2017, we closed our follow-on public offering in which we sold 3,747,602 shares of common stock at a price to the public of $23.02 per share, for aggregate gross proceeds of $86.3 million. We paid underwriting discounts and commissions of $5.2 million, and we also incurred expenses of $0.2 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $80.9 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash used in operating activities	$(36,453)	$(26,531)
Net cash (used in) provided by investing activities	(34,127)	15,915
Net cash provided by financing activities	100,464	18,561
Net increase in cash and cash equivalents	$29,884	$7,945

Operating Activities

During the nine months ended September 30, 2017, operating activities used $36.5 million of cash, primarily resulting from our net loss of $45.6 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash adjustments of $10.4 million.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted of a $4.3 million increase in prepaid expenses and other current assets partially offset by a $3.1 million increase in accounts payable and accrued expenses.  The increase in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for A-101 40% Topical Solution, as well as deposits made for clinical supplies and development activities which are expected to be incurred during the fourth quarter of 2017.  The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-50001 and ATI-50002, as well as the timing of vendor invoicing and payments.  Non-cash expenses of $10.4 million were primarily composed of stock-based compensation expense.

During the nine months ended September 30, 2016, operating activities used $26.5 million of cash, primarily resulting from our net loss of $36.6 million partially offset by cash provided by changes in our operating assets and liabilities of $3.0 million and by non-cash adjustments of $7.1 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted primarily of a $2.9 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with our Phase 3 clinical trials for A-101 and the timing of vendor invoicing and payments.  Non-cash expenses of $7.1 million were primarily composed of $4.2 million of stock-based compensation expense and $2.8 million associated with the acquisition of Vixen.

Investing Activities

During the nine months ended September 30, 2017, investing activities used $34.1 million of cash, consisting of proceeds from sales and maturities of marketable securities of $96.7 million, partially offset by purchases of marketable securities of $120.5 million, $9.6 million for the acquisition of Confluence and purchases of equipment of $0.7 million.

During the nine months ended September 30, 2016, investing activities provided $15.9 million of cash, consisting of proceeds from sales and maturities of marketable securities of $49.8 million, partially offset by purchases of marketable securities of $33.7 million and purchases of equipment of $0.2 million.

Financing Activities

During the nine months ended September 30, 2017, financing activities provided $100.5 million including $19.3 million in April 2017 under our sales agreement with Cowen, and $80.9 million of net proceeds from our August 2017  public offering, as well as $0.2 million of cash received from the exercise of employee stock options.

During the nine months ended September 30, 2016, financing activities provided $18.6 million of cash primarily from the private placement of our common stock in June 2016.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical trial costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development and commercialization of our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our unaudited condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions including the completion of our Phase 2 clinical trials for A-101 45% Topical Solution for the treatment of common warts and the continued development of ATI-50001 and ATI-50002 as potential treatments for AA and vitiligo. These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect.  We expect that we will require additional capital to commercialize A-101 40% Topical Solution, if we receive marketing approval, and to pursue in-licenses or acquisitions of other drug candidates.  If we receive marketing approval for A-101 40% Topical Solution, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize that drug candidate. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy.  If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Contractual Obligations and Commitments

We occupy office space in Malvern, Pennsylvania under two operating lease agreements both of which have terms through November 2019, that require future aggregate rental payments of $0.1 million during the three months ending December 31, 2017, $0.4 million during the year ending December 31, 2018, and $0.4 million during the year ending December 31, 2019.

Confluence occupies office and laboratory space in St. Louis, Missouri under an operating lease agreement which has a term through December 2017, which requires future rental payments of $0.1 million during the three months ending December 31, 2017.

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

Under an acquisition agreement with Confluence  we are obligated to make aggregate payments of up to $80.0 million upon the achievement of specified development, regulatory and commercialization milestones.  With respect to any covered products we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the merger agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Management’s assessment of disclosure controls and procedures excluded consideration of Confluence’s internal control over financial reporting, which was acquired during the third quarter of 2017.  This exclusion is consistent with guidance provided by the staff of the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  Confluence’s total assets were $1.3 million as of September 30, 2017 and Confluence’s total revenues were $0.7 million during the three months ended September 30, 2017.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As a result of our acquisition of Confluence, we are in the process of designing and implementing controls over intangible assets.

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

Our sublease could terminate if the master lease is terminated for any reason, thus terminating our rights to access our corporate headquarters.

We sublease space for our corporate headquarters.  While the term of the sublease extends until October 31, 2023, if for any reason the master lease is terminated or expires prior to October 31, 2023, our sublease will also automatically terminate.  In such an event, we would need to obtain a new direct lease with the master landlord or negotiate and enter into a new lease for office space at a different location, which may harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Document

2.1*+^	Agreement and Plan of Merger, dated as of August 3, 2017, by and among the Registrant, Aclaris Life Sciences, Inc., Confluence Life Sciences, Inc. and Fortis Advisors LLC
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

10.1*	Fifth Amendment to Amended and Restated Sublease, by and between the Registrant and NST Consulting, LLC, dated as of July 17, 2017.
10.2	Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).
10.3

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).

10.4

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).

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

+	Confidential treatment has been requested with respect to portions of this exhibit, indicated by asterisks, which has been filed separately with the SEC.

^

Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: November 7, 2017	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 7, 2017	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)