Form 10-K
period 2017-12-31
Aclaris Therapeutics, Inc.
filed 2018-03-12
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

640 Lee Road, Suite 200

Wayne, PA 19087

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ◻ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻    No ☒

As of June 30, 2017, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $639.2 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of March 9, 2018, 30,901,492 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to commercialize ESKATA in the United States;
•	our plans to develop and commercialize our other drug candidates;
•	the timing of our planned clinical trials of our drug candidates;
•	the timing of the submission of our NDA for A-101 45% Topical Solution for the treatment of common warts;
•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the clinical utility of our drug candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations about the willingness of patients to pay out of pocket for procedures using ESKATA for the treatment of SK;
•	our expectations about the willingness of dermatologists to use ESKATA for the treatment of SK;
•	the timing of our INDs for our immunology drug candidates;
•	our efforts to obtain five year NCE exclusivity from the FDA and a patent term extension from the USPTO;
•	our intellectual property position;
•	our plans to in-license or acquire additional drug candidates for other dermatological conditions to build a fully integrated dermatology company; and
•	our estimates regarding future revenue, expenses and needs for additional financing.

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

All brand names or trademarks appearing in this Annual Report, including ESKATA, are the property of their respective owners. Unless the context requires otherwise, references in this report to “Aclaris,” the “Company,” “we,” “us,” and “our” refer to Aclaris Therapeutics, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology and immunology.  Our lead product, ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that has been approved by the U.S. Food and Drug Administration, or FDA, as a prescription treatment for raised seborrheic keratosis, or SK, a common non-malignant skin tumor.  The FDA approved our New Drug Application, or NDA, for ESKATA for the treatment of raised SKs in December 2017, making ESKATA the first drug approved by the FDA for the treatment of raised SKs.  We also submitted a Marketing Authorization Application, or MAA, for ESKATA in the European Union in July 2017.  We are also developing another high-concentration formulation of hydrogen peroxide, A-101 45% Topical Solution, as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, as well as vitiligo and androgenetic alopecia, or AGA, also known as male or female pattern baldness.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

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

We are developing our sales, marketing and product distribution capabilities for ESKATA in order to support a commercial product launch in the United States, which we expect to occur in the second quarter of 2018.  We have also hired a targeted sales force of 50 sales representatives which we believe will allow us to reach the approximately 6,000 health care providers in the United States with the highest potential for using ESKATA.  A study published in the Journal of The American Academy of Dermatology in 2006, which we refer to as the AAD study, estimated that SK affects over 83 million people in the United States. Based on a market survey we commissioned in 2014, we estimate that there are 18.5 million patient visits to dermatologists for SK and dermatologists perform approximately 8.3 million procedures to remove SK lesions annually in the United States. We estimate that the cost of these procedures to third-party payors and patients is more than $1.2 billion annually.

We are developing A-101 45% Topical Solution for the treatment of common warts.  Although common warts are generally not harmful and in most cases eventually clear without medical treatment, they may be painful and aesthetically unattractive and are contagious.  On an annual basis, approximately 2.0 million people are diagnosed with common warts.  As with SK lesions, cryosurgery is the most frequently used in-office treatment for common warts.  Common warts can also be removed with slow-acting, over-the-counter products containing salicylic acid.  No prescription drugs have been approved by the FDA for the treatment of common warts.  In January 2018, we reported top line results from two Phase 2 clinical trials of A-101 45% Topical Solution, WART-202 and WART-203, to assess the dose frequency in adult and pediatric patients with common warts.  In these trials, we observed clinically and statistically significant outcomes for all primary and secondary endpoints of each trial.  Based on these results, we expect to initiate Phase 3 clinical trials of A-101 45% Topical Solution for the treatment of common warts in the second half of 2018.  Patients in both Phase 2 trials are continuing in a 3-month drug-free follow-up phase of these trials.  We expect to report data from the Phase 3 clinical trials of A-101 45% Topical Solution in the second half of 2019 and, if positive, submit an NDA to the FDA.

We are developing our JAK inhibitor drug candidates, ATI-501, formerly ATI-50001, and ATI-502, formerly ATI-50002, which we in-licensed from Rigel Pharmaceuticals, Inc., or Rigel, as potential treatments for AA. AA is an autoimmune dermatologic condition typically characterized by patchy non-scarring hair loss on the scalp and body. More severe forms of AA include total scalp hair loss, known as alopecia totalis, or AT, and total hair loss on the scalp and body, known as alopecia universalis, or AU.  AA affects up to 2.0% of people globally at some point during their lifetime (i.e. incidence) and up to 0.2% of people are affected at any given time (i.e. prevalence) - with two-thirds of affected individuals being 30 years old or younger at the time of disease onset. Treatment options for the less severe, patchy forms of AA include corticosteroids, either topically applied or injected directly into the scalp where the bare patches are located, or the induction of an allergic reaction at the site of hair loss using a topical contact sensitizing agent, an approach known as topical immunotherapy. The same treatment options are utilized for the more severe forms of AA, although utilization of these treatment options for the more severe forms of AA is limited due to limited efficacy, certain side effects, and their impracticality for extensive surface areas.  We are also developing ATI-502 for the treatment of vitiligo and another series of JAK inhibitors for the treatment of AGA.

In August 2017, we acquired Confluence Life Sciences, Inc. or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities that allow us to bring early-stage research and development activities in-house that we previously outsourced to third parties.  Through the acquisition of Confluence, we also acquired several preclinical drug candidates, including additional JAK inhibitors known as “soft” JAK inhibitors, inhibitors of the MK-2 signaling pathway and inhibitors of interleukin-2-inducible T cell kinase, or ITK.  We expect to submit an investigational new drug application, or IND, to the FDA for ATI-450, an MK-2 inhibitor, in mid-2019, and for our soft JAK inhibitors and ITK inhibitors in the second half of 2019.

Our intellectual property portfolio contains issued patents directed to methods of use for high-concentration hydrogen peroxide compositions of at least 23% or more hydrogen peroxide, including ESKATA and A-101 45% Topical Solution and issued patents directed to our JAK inhibitor drug candidates, ATI-501 and ATI-502.  Our issued patents relating to the use of A-101 high-concentration hydrogen peroxide compositions including ESKATA and A-101 45% Topical Solution, begin to expire in 2022, subject to any applicable patent term extension that may be available in a particular country. Our intellectual property portfolio also contains an issued U.S. patent, European and other foreign country patent applications directed to, among other things, formulations and methods of use for high concentration hydrogen peroxide compositions, including ESKATA and A-101 45% Topical Solution and a single-use, self-contained, pre-filled, disposable pen-type applicator for use with such formulations.  The issued U.S. formulation patent expires in 2035 and the pending U.S., European and other foreign country formulation patent applications, if they issue as patents, would also be expected to expire in 2035, subject to any applicable patent term adjustment or extension that may be available in a particular country. With respect to our JAK inhibitor drug candidates ATI-501 and ATI-502, the issued U.S. and foreign patents that specifically cover the composition of matter for these compounds begin to expire in 2030, subject to any applicable patent term extension that may be available in a particular country. Our intellectual property portfolio also contains issued patents and pending applications directed to, among other things, the use of JAK inhibitors for treating hair loss disorders that expire, or are expected to expire, in 2031, subject to any applicable patent term adjustment or extension that may be available in a particular country.

Our Drug Candidates

We have utilized our experience to establish a pipeline of drug candidates that we believe will address significant unmet needs in dermatology and immunology.  Our pipeline of drug candidates is summarized in the table below:

ESKATA for the Treatment of Raised Seborrheic Keratosis

ESKATA, our lead product, is the first FDA-approved drug for the treatment of raised SKs.  SK lesions typically have a waxy, scaly, slightly elevated appearance, and multiple lesions are often present.  The lesions can vary in color from light tan to dark brown or black and typically appear on the face, trunk and extremities.  Though the lesions are non-malignant, patients often elect to have their condition treated by a dermatologist, either because the lesions have become inflamed or because the patient feels they are cosmetically unattractive.

In November 2016, we completed two pivotal Phase 3 clinical trials of ESKATA in a combined 937 patients who each had a total of four target SK lesions located on the face, trunk and extremities.  Each trial met all primary and secondary endpoints for that trial, achieving clinically and statistically significant clearance of SK lesions. Additionally, we completed an open-label safety trial of ESKATA in November 2016, in which we enrolled 147 subjects.  Across all three clinical trials, there were no treatment-related serious adverse events among patients treated with ESKATA, and the most common adverse events reported were nasopharyngitis and sinusitis which were determined to be unrelated to ESKATA.  Based on these results, we submitted an NDA for ESKATA for the treatment of raised SKs to the FDA in February 2017, and the NDA was approved by the FDA in December 2017.  We also submitted an MAA in the European Union for ESKATA in July 2017.

We are developing our sales, marketing and product distribution capabilities for ESKATA in order to support a commercial product launch in the United States, which we expect to occur in the second quarter of 2018.  We have also hired a targeted sales force of 50 sales representatives which we believe will allow us to reach the approximately 6,000 health care providers in the United States with the highest potential for prescribing ESKATA to their patients.

A-101 45% Topical Solution for Treatment of Common Warts

We are developing A-101 45% Topical Solution for the treatment of common warts.  Although common warts are generally not harmful and in most cases eventually clear without medical treatment, they may be painful and aesthetically unattractive and are contagious.  On an annual basis, approximately 2.0 million people are diagnosed with common warts. As with SK lesions, cryosurgery is the most frequently used in-office treatment for common warts.  Common warts can also be removed with slow-acting, over-the-counter products containing salicylic acid.  No prescription drugs have been approved by the FDA for the treatment of common warts.  We completed a Phase 2 clinical trial, WART-201, in August 2016 evaluating 40% and 45% concentrations of A-101 for the treatment of common warts, in which we observed statistically significant improvements in the mean change in the Physician’s Wart Assessment, or PWA, score and in complete clearance of common warts in patients treated with the 45% concentration of A-101 compared to placebo.  The PWA score is a four-point scale of the investigators assessment of the severity of a target wart at a particular time point.

In June 2017, we commenced two additional Phase 2 clinical trials, WART-202 and WART-203, of A-101 45% Topical Solution to assess the dose frequency in adult and pediatric patients with common warts.  Both trials evaluated the safety and efficacy of A-101 45% as compared to placebo, or vehicle.  The two randomized, double-blind, vehicle-controlled trials were designed to understand the effects of dose frequency and to explore additional clinical endpoints that will be further evaluated in a planned Phase 3 development program.  We enrolled a total of 316 patients at 34 investigational centers in the United States across both trials.  In January 2018, we reported top line results from these two Phase 2 clinical trials of A-101 45% Topical Solution.  The results demonstrated clinically and statistically significant outcomes for primary, secondary and exploratory endpoints, analyzed to date, of each of the two additional Phase 2 trials.  There were no treatment-related serious adverse events among patients treated with A-101 45% Topical Solution.

The WART-202 trial evaluated 157 patients who self-administered either A-101 45% Topical Solution or placebo once weekly through Day 56, for a total of 8 treatments.  Each patient had between one and four warts at baseline. The trial achieved its primary endpoint, which was mean change from baseline in the PWA score of the target wart at Day 56 (one week after the last treatment).  The mean reduction in PWA score at Day 56 on the target warts was 0.77 points in patients who received A-101 45% Topical Solution, compared to a reduction of 0.23 points for the target warts that received placebo, a result that was also statistically significant (p<0.001).

The WART-203 trial evaluated 159 patients who self-administered either A-101 45% Topical Solution or placebo twice weekly through Day 56, for a total of 16 treatments.  Each patient had between one and six warts at baseline.  The

WART-203 trial achieved its primary endpoint, which was mean change from baseline in the PWA scale score at Day 56 (Visit 10 or one week after the last treatment).  The mean reduction in PWA score at Day 56 on the target warts was 0.87 points in patients who received A-101 45%, compared to a reduction of 0.17 points for the target warts that received placebo, a result that was statistically significant (p<0.001).

Patients in both Phase 2 trials, WART-202 and WART-203, are continuing in a 3-month drug-free follow-up phase of these trials.  Based on the results of these Phase 2 clinical trials, we expect to initiate Phase 3 clinical trials of A-101 45% Topical Solution for the treatment of common warts in the second half of 2018.  We expect to report data from these Phase 3 clinical trials of A-101 45% Topical Solution in the second half of 2019 and, if positive, submit an NDA to the FDA.

ATI-501 and ATI-502

We are developing the JAK inhibitors, ATI-501 and ATI-502, which we in-licensed from Rigel as potential treatments for AA. AA is an autoimmune dermatologic condition typically characterized by patchy non-scarring hair loss on the scalp and body.  More severe forms of AA include AT, which is total scalp hair loss, and AU, which is total hair loss on the scalp and body.  AA affects up to 2.0% of people globally at some point during their lifetime (i.e. incidence) and up to 0.2% of people are affected at any given time (i.e. prevalence) - with two-thirds of affected individuals being 30 years old or younger at the time of disease onset. Treatment options for the less severe, patchy forms of AA include corticosteroids, either topically applied or injected directly into the scalp where the bare patches are located, or the induction of an allergic reaction at the site of hair loss using a topical contact sensitizing agent, an approach known as topical immunotherapy.  The same treatment options are utilized for the more severe forms of AA, although utilization of these treatment options for the more severe forms of AA is limited due to limited efficacy, certain side effects, and their impracticality for extensive surface areas.

We are developing ATI-501 as an oral treatment for AA.  We submitted an IND to the FDA for ATI-501 in October 2016, and we completed a Phase 1 clinical trial to evaluate the pharmacokinetic and pharmacodynamic, or PK/PD, properties of this drug candidate in the first quarter of 2017.

We are developing ATI-502 as a topical treatment for AA, vitiligo, AGA and loss of eyebrow hair.  We submitted an IND to the FDA for ATI-502 for the treatment of AA in July 2017.  We are also developing another series of JAK inhibitors for the treatment of AGA.  The following table summarizes the status of our ongoing Phase 2 clinical trials of ATI-501 and ATI-502, including their indications, trial objectives and expected timing for initiation and receipt of preliminary results:

					P

					Preliminary
				Expected	Results
Study	Indication	Objective	Patients	Initiation	Expected

ATI-501-AUAT-201	AT/AU	Dose-ranging	120-160	1H 2018	Mid 2019

ATI-502-AA-201	AA	Dose-ranging	120	2H 2017	2H 2018
ATI-502-AA-202	AA	PK/PD	12	2H 2017	1H 2018
ATI-502-AUATB-201	Eyebrow	Open-label study	24	2H 2017	Mid 2018
ATI-502-VITI-201	Vitiligo	Open-label study	24	2H 2017	1H 2019
ATI-502-AGA-201	AGA	Open-label study	24	1H 2018	1H 2019

Manufacturing and Supply

We do not have any manufacturing facilities.  We rely on third parties for the manufacture of preclinical and clinical supplies for all of our drug candidates.  We also rely on third parties for the commercial manufacture of ESKATA.  We have entered into an exclusive, ten-year, automatically renewable supply agreement with PeroxyChem LLC, or PeroxyChem, which goes into effect on the date of first commercial sale of ESKATA, to provide hydrogen peroxide, the active pharmaceutical ingredient, or API, that can be used in ESKATA for the treatment of raised SKs and a number of other specified dermatological indications.  We or PeroxyChem may terminate the supply agreement with prior written notice immediately for specified financial reasons, after a 10-day and 60-day cure period for material monetary and non-monetary material breaches, respectively, and in the event of a force majeure event, that continues for 90 consecutive days. In addition, we may terminate the PeroxyChem supply agreement, with prior written notice, for PeroxyChem's failure to supply API to us for more than 90 cumulative days in a year.

We have entered into an exclusive commercial supply agreement with James Alexander Corporation, or James Alexander, for the manufacture of the finished dosage form of ESKATA.  We must meet a minimum purchase requirement each year between 2018 and 2022.  Additionally, during the term of the agreement, James Alexander will not manufacture any competitive product, as defined in the agreement. In the event that we do not meet the purchase minimum requirements James Alexander’s exclusivity obligation will cease.  The term of the agreement with James Alexander is five years from the date of the first commercial sale of ESKATA and thereafter will be renewed automatically for one-year periods. Either party may terminate the agreement for any reason upon 180 days prior written notice. In addition, either party has the right to immediately terminate the supply agreement under certain circumstances including (i) the other party files for bankruptcy, (ii) the other party materially breaches the supply agreement and such breach is not cured within a specified period and (iii) any required license, permit or certificate required of the other party to perform its obligations under the supply agreement is not approved or issued or is revoked by an applicable governmental regulatory authority.

Replacement of any of these third-party manufacturers would require us to qualify new manufacturers and negotiate and execute contractual agreements with them. If any of our supply or service agreements with third-party manufacturers are terminated, we will experience delays and additional expenses in the commercialization of ESKATA.

Commercialization

We are planning to commercialize ESKATA ourselves in the United States, and to establish collaborations with third parties to commercialize it outside the United States, if approved.  We are developing our sales, marketing and product distribution capabilities for ESKATA, and we have hired a targeted sales force of 50 sales representatives, in order to support a commercial product launch in the United States, which we expect to occur in the second quarter of 2018.  We believe a scientifically oriented, customer-focused team of 50 sales representatives will allow us to reach the approximately 6,000 health care providers in the United States with the highest potential for prescribing ESKATA to their patients.  We estimate these health care providers will continue to account for over 70% of in-office SK treatments performed in the United States.  Our sales force will be supported by sales and marketing management, internal sales and marketing, a direct-to-consumer advertising campaign, and commercial product distribution.

We believe dermatologists will be inclined to adopt ESKATA to treat their patients with SK lesions not only because of its clinical profile, but also because it may provide an expanded source of revenue for their practices. Dermatologists expect declining reimbursements from third-party payors for providing medical services. In addition, a greater portion of the cost of medical care has been shifted to patients, in the form of higher deductibles and co‑insurance. Collecting from patients can be difficult and costly for physician practices. We believe many dermatologists are interested in expanding the cash-pay aesthetic portion of their practices, meaning the portion of procedures that are not medically necessary and not reimbursed by third-party payors, by treating new aesthetic patients and by offering new services to current aesthetic patients. Though SK patients typically come into the dermatology practice seeking a medical diagnosis, we believe they often are willing to pay for removal of SK lesions to improve appearance even after they learn that the lesions are non-malignant, and that removal may not be reimbursed. In addition, since ESKATA can be administered by non-physician staff, we believe it could provide incremental practice revenue with minimal time commitment by the dermatologist after the diagnosis is made.

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

The key competitive factors affecting the success of ESKATA for the treatment of raised SKs, are likely to be its efficacy, safety, non-invasiveness, pain profile and ability to be administered by non-physician staff.  With respect to ESKATA for the treatment of raised SKs, we are aware of the following companies that are developing treatments for SK: BioLineRx Ltd. is developing an over-the-counter drug candidate targeting multiple skin conditions, including SK; Skincential Sciences, Inc. currently markets a line of cosmetic products targeting skin conditions, including SK; and Epipharm, AG is developing a topical drug candidate targeting multiple skin conditions, including SK.  We are also aware of early research being conducted with Akt inhibitors as a potential treatment for SK. None of these products have been approved by the FDA for the treatment of SK in the United States.

With respect to A-101 45% Topical Solution for the treatment of common warts, we are aware of the following companies that are developing treatments for common warts: Nielsen BioSciences, Inc. is developing a drug candidate for the treatment of common warts; BioLineRx Ltd. is developing an over-the-counter drug candidate targeting multiple skin conditions, including common warts; Cutanea Lifesciences, Inc. is developing a drug candidate for the treatment of common warts; and RXi Pharmaceuticals, Inc. is also developing a drug candidate for the treatment of common warts. In addition, other drugs have been used off-label as treatments for common warts. We could also encounter competition from over-the-counter treatments for common warts.

With respect to ATI-501 and ATI-502 for the treatment of AA, we anticipate competing with sensitizing agents such as diphencyprone, and topical, intralesional and systemic corticosteroids, which have been found to occasionally reduce symptoms of AA. Other treatments utilized for patchy AA include anthralin and minoxidil solution. We may also compete with companies developing chemical agents to be used in topical immunotherapies, as well as companies developing biologics, immunosuppressive agents, laser therapy, phototherapy, other JAK inhibitors and prostaglandin analogues to treat AA.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than ESKATA or any other drug that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for our drug candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

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

With respect to ESKATA and A-101 45% Topical Solution, we do not currently rely on licenses to any third party's intellectual property. We own two U.S. patents that include claims that cover the use of high-concentration hydrogen peroxide of at least 23%, including ESKATA and A-101 45% Topical Solution, for the alleviation of SK and acrochordons. The patents in Australia, New Zealand and India include claims that cover the use of high-concentration hydrogen peroxide of at least 23%, including ESKATA and A-101 45% Topical Solution, for the alleviation of various skin conditions including SK, acrochordons, corns, tags, acne, warts and rosacea. The patents in Germany, the United Kingdom, Mexico and Singapore include claims that cover the use of high-concentration hydrogen peroxide of at least 23%, including ESKATA and A-101 45% Topical Solution for the alleviation of acrochordons. The issued patents relating to the use of ESKATA and A-101 45% Topical Solution begin to expire in 2022, subject to any applicable patent term extension that may be available in a particular country.

We also own one issued U.S. patent and pending U.S., European and other foreign patent applications directed to various formulations comprising high-concentration hydrogen peroxide, including ESKATA and A-101 45% Topical Solution dosing regimens for such formulations, applicators for use with such formulations, and methods of treating various skin conditions, including SK and common warts, by the topical administration of such formulations.  Our U.S. formulation patent expires in 2035 and any claims that issue from the pending formulation applications will expire in 2035, subject to any applicable patent term adjustment or extension that may be available in a particular country.  In addition, we own a U.S. and PCT patent application directed to the use of high-concentration hydrogen peroxide, including ESKATA and A-101 45% Topical Solution, for the treatment of warts.  Any claims that issue from these applications will expire in 2037, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to ATI-501 and ATI-502, we exclusively licensed from Rigel multiple families of patents and applications relating to these compounds and the uses thereof in the field of dermatology.  In particular, we exclusively licensed patents and applications with claims that specifically cover the composition of matter for these compounds in the United States, the European Union, and other major foreign markets. The issued patents specifically directed to these compounds begin to expire in 2030, subject to any applicable patent term extension that may be available in a particular country. We also exclusively licensed an issued U.S. patent and pending applications in the United States, Australia, Canada, the European Union and Japan with claims that cover the use of these compounds for the treatment of alopecia areata.  The U.S. patent, and any claims that issue from these applications, expire, or will expire, in 2034, subject to any applicable patent term adjustment or extension that may be available in a particular country. We also licensed a family of patents and applications that relate to ATI-501 and ATI-502 that expire in 2023, subject to any applicable patent term extension that may be available in a particular country.

We also exclusively licensed patents and applications from Columbia University relating to the use of JAK inhibitors to induce hair growth and treat hair loss disorders, including AA and AGA.  In particular, we exclusively licensed multiple U.S. patents with claims directed to the use of certain third-party JAK inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, which expires in 2031.  We also exclusively licensed patents and applications with claims directed to the use of certain JAK1, JAK2 or JAK3 inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth in the U.S., the European Union, Japan and South Korea.  Any claims that issue from the pending applications begin to expire in 2031, subject to any applicable patent term adjustment or extension that may be available in a particular country.  In addition, we exclusively licensed patent applications in the United States and other foreign countries directed to methods of inducing hair growth with JAK1, JAK2 or JAK3 inhibitors as well as biomarkers for AA, which if claims issue, would expire in 2036, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to our inhibitors of the MK-2 signaling pathway, we own one U.S. patent and pending applications in the European Union and other foreign countries that cover our lead candidate.  The U.S. patent expires in 2034 and any claims that issue from the pending applications expire in 2034, subject to any applicable patent term adjustment or extension that may be available in a particular country.  We also own six U.S. patents and pending foreign patent applications directed to other inhibitors of the MK-2 signaling pathway, which expire or will expire in 2031 and 2032, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to our “soft” JAK inhibitors, we have filed a number of provisional applications directed to various novel inhibitors of JAK1 and/or JAK3 and methods of using the same.  Any claims that may issue would expire in 2038, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to our ITK inhibitors, we own multiple U.S. patents and pending applications in the United States and foreign countries directed to novel inhibitors of ITK and methods of using the same.  The patents and pending applications, if issued, expire between 2035 and 2038, subject to any applicable patent term adjustment or extension that may be available in a particular country.

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

Assignment Agreement and Finder's Services Agreement

In August 2012, we entered into an assignment agreement with the Estate of Mickey Miller, or the Miller Estate, under which we acquired some of the intellectual property rights covering ESKATA and A-101 45% Topical Solution.  The assignment of intellectual property rights covers specified know-how, along with modifications of, improvements to and variations on A-101 that meet defined chemical properties. Under the agreement, we have the sole and exclusive right, but not the duty, to develop, obtain marketing approval for and commercialize ESKATA and A-101 45% Topical Solution in various countries throughout the world. We are required to use commercially reasonable efforts to develop and commercialize at least one product for at least one indication in the United States. In connection with obtaining the assignment of the intellectual property from the Miller Estate, we also entered into a separate finder's services agreement with KPT Consulting, LLC.

Under the terms of the assignment agreement and the finder's services agreement, we made aggregate upfront payments of $0.6 million in 2012 and one-time milestone payments of $0.4 million in 2013 upon the dosing of the first human subject with ESKATA in our Phase 2 clinical trial. There are no remaining potential milestone payments under the assignment agreement. Under the finder's services agreement, we made a one-time milestone payment of $0.3 million in February 2016 upon the dosing of the first human subject with ESKATA in our Phase 3 clinical trial, and a one-time milestone payment of $1.0 million in April 2017 upon the achievement of specified development and regulatory milestones.  We are obligated to make additional milestone payments up to an aggregate of $4.5 million upon the achievement of specified commercial milestones.  Under each of the assignment agreement and the finder's services agreement, we are also obligated to pay royalties on sales of ESKATA or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. We have not made any royalty payments to date under either agreement. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

License Agreement with Rigel

In August 2015, we entered into an exclusive, worldwide license and collaboration agreement with Rigel for the development and commercialization of products containing two specified JAK inhibitors, ATI-501 and ATI-502. Under this agreement, we intend to develop these JAK inhibitors for the treatment of AA and potentially for other dermatological conditions. We paid Rigel an upfront non-refundable payment of $8.0 million and have agreed to make aggregate payments of up to $80.0 million upon the achievement of specified pre-commercialization milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.0 million to Rigel upon the achievement of a second set of development milestones. With respect to any products we commercialize under the agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product at a high single-digit percentage of annual net sales, subject to specified reductions, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified countries under specified circumstances, ten years from the first commercial sale of such product.

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

Stock Purchase Agreement with Vixen Pharmaceuticals, Inc.

On March 24, 2016, we entered into a stock purchase agreement with Vixen Pharmaceuticals, Inc., or Vixen, and JAK1, LLC, JAK2, LLC and JAK3, LLC, all together with Vixen, the Selling Stockholders, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Selling Stockholders.  Pursuant to the stock purchase agreement, we acquired all shares of Vixen’s capital stock from the Selling Stockholders, the Vixen Acquisition.  Following the Vixen Acquisition, Vixen became a wholly-owned subsidiary of us.  Pursuant to the stock purchase agreement, we paid $0.6 million upfront and issued an aggregate of 159,420 shares of our common stock to the Selling Stockholders. We are obligated to make annual payments of $0.1 million on March 24th of each year, through March 2022, with such amounts being creditable against specified future payments that may be paid under the stock purchase agreement.

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

Agreement and Plan of Merger with Confluence

In August 2017, we entered into an Agreement and Plan of Merger with Confluence, Aclaris Life Sciences, Inc., our wholly-owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the equity holders of Confluence, or the Agreement and Plan of Merger.  Pursuant to the terms of the Agreement and Plan of Merger, the Merger Sub merged with and into Confluence, with Confluence surviving as a wholly-owned subsidiary of Aclaris, resulting in our acquisition of 100% of the outstanding shares of Confluence.  Pursuant to the terms of the Agreement and Plan of Merger, we gave aggregate consideration with a fair value of $24.3 million to the equity holders of Confluence.

We also agreed to pay the Confluence equity holders aggregate contingent consideration of up to $80.0 million, based upon the achievement of certain development, regulatory and commercial milestones set forth in the Agreement and Plan of Merger.  Of the contingent consideration, $2.5 million may be paid in shares of our common stock upon the achievement of a specified development milestone.  In addition, we have agreed to pay the Confluence equity holders specified future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Agreement and Plan of Merger to a third party, we will be obligated to pay the Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) that we receive from such sale, license or transfer in specified circumstances.

Government Regulation and Product Approval

Governmental authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, safety surveillance, efficacy, quality control, labeling, packaging, distribution, record keeping, promotion, storage, advertising, distribution, marketing, sale, export and import, and the reporting of safety and other post-market information of products such as the one we are developing. A drug candidate must be approved by the FDA before it may be legally promoted in the United States and by comparable foreign regulatory authorities before marketing in other jurisdictions.  The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by regulatory authorities to approve applications, withdrawal of an approval, imposition of a clinical hold, import/export delays, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Certain of our drug candidates are comprised of both a drug component (the hydrogen peroxide solution or gel) and a pen-type applicator. In the case of our drug candidates, the FDA's Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our drug candidates. Accordingly, we are investigating our drug candidates pursuant to IND applications and expect to seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require us to submit a separate marketing application for the pen-type applicator that will be used with certain of our drug candidates, but this could change during the course of the FDA's review of the respective NDA.

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

Clinical trials are inherently uncertain, and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, which is called the clinical monitoring board or data safety monitoring board. This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial.

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

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA's goal for taking action on the NDA from ten months to six months from FDA filing of the NDA. After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Non-patent Exclusivity

The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance.  If market exclusivity is granted for an NCE, during the exclusivity period, the FDA may not accept for review or approve an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, dosage forms or strengths of an existing drug.  This three-year exclusivity covers only the conditions associated with the new clinical investigations and prohibits the FDA from approving an ANDA, or a 505(b)(2) NDA submitted by another company with overlapping conditions associated with the new clinical investigations for the three-year period.  Clinical investigation exclusivity does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of an NDA for the same drug. However, an applicant submitting an NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Other Healthcare Laws

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of ESKATA and any other drug candidates for which we obtain marketing approval.  Our current and future arrangements with third-party payors, health care professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business.

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

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items. In addition, our future activities relating to the sale and marketing of our product are subject to scrutiny under this law. Penalties for the federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,957 and $21,916 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal civil False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.  For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the Affordable Care Act amended the intent standard for the healthcare fraud statute under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

In addition, legislation imposing marketing restrictions and transparency requirements on pharmaceutical manufacturers has been enacted at the state and federal levels.  For example, the Affordable Care Act imposed, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year and up to an aggregate of $1,105,241 per year for "knowing failures."  Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require registration of certain employees engaged in marketing activities in the location, and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to continue to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal controls and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, or any other laws that may apply to us, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of such laws or any other governmental regulations, we may be subject to penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to "business associates", namely independent contractors or agents of HIPAA covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act was passed, which has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured and at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; made changes to the coverage requirements under the Medicare prescription drug benefit; and established a new Medicare Part D coverage gap discount program, in which manufacturers, as a condition for their outpatient drugs to be covered under Medicare Part D,   must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period.  Moreover, the Affordable Care Act provided incentives to programs that increase the federal government's comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling meant to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services.

Since its enactment there have been judicial and Congressional challenges to, as well efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act.  For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law.  The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2027, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, cancer treatment centers and imaging centers. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Patent Term Extension

In the United States, after NDA approval, owners of relevant drug patents may apply for up to a five year patent extension, which provides patent term restoration as compensation for the patent term lost during the FDA regulatory review process for the first permitted commercial marketing of a drug product. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The allowable patent term extension is calculated as half of the drug's testing phase, which is the time between the IND submission becoming effective and the NDA submission, and all of the review phase, which is the time between NDA submission and approval, up to a maximum extension of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended.

Similar provisions are available in the European Union and other foreign jurisdictions to extend the term of a patent that covers an approved drug. For example, in Japan, it may be possible to extend the patent term for up to five years and in the European Union, it may be possible to obtain a supplementary patent certificate that would effectively extend patent protection for up to five years.

Coverage and Reimbursement

We do not expect third-party payors to cover and reimburse customers who use ESKATA on patients for the treatment of raised SKs. Payors generally do not reimburse the provider for the product used to remove non-malignant lesions, including SK. In addition, they do not generally reimburse providers for the procedure removing such lesions, since the procedure is considered to be cosmetic in nature, unless there is a medical need to remove the lesion such as confirming a diagnosis with a biopsy or treating SK that are causing the patient physical discomfort. We anticipate that in some cases, ESKATA may be used to remove SK lesions that are inflamed and causing the patient discomfort. Any reduction in reimbursement for the procedure to remove inflamed SK may result in a higher percentage of patients needing to pay out of pocket for treatment with ESKATA.  Accordingly, the commercial success of ESKATA depends on the extent to which patients are willing to pay out of pocket for the in-office procedure using our product.  By contrast, in the case of A-101 45% Topical Solution, if approved, for the treatment of common warts, we believe our success will depend on continued coverage and adequate reimbursement for in-office wart treatment procedures or in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for the in-office procedures that include our product.

Third-party payors determine which medical procedures they will cover and establish reimbursement levels. Even if a third-party payor covers a particular procedure, the resulting reimbursement payment rates may not be adequate. Patients who are treated in-office for a medical condition generally rely on third-party payors to reimburse all or part of the costs associated with the procedure and may be unwilling to undergo such procedures for the removal of warts in the absence of such coverage and reimbursement. Physicians may be unlikely to offer procedures for the treatment of warts if they are not covered by insurance and may be unlikely to purchase and use our product for warts unless coverage is provided, and reimbursement is adequate.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. To the extent the procedure using our drug candidates would be covered, the cost of our drugs generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed. Accordingly, these updates could impact the demand for our drug candidates. An example of payment updates is the Medicare program's updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025.  MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019.  At this time, it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program.

Foreign governments also have their own healthcare reimbursement systems, which vary significantly by country and region, and we cannot be sure that coverage and adequate reimbursement will be made available with respect to the treatments in which our drugs are used under any foreign reimbursement system.

Employees

As of December 31, 2017, we had 96 full-time and part-time employees. All of our employees are located in the United States. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Information about Segments

We currently operate in two business segments, dermatology therapeutics and contract research.  Our dermatology therapeutics segment is focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology.  Our contract research segment is focused on providing laboratory services under contract research arrangements to pharmaceutical and biotech companies looking to supplement their research and development efforts with difficult-to-execute specialty skills and programs.  See “Note 2—Summary of Significant Accounting Policies—Segment Data” to our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2012. Our principal executive offices are located at 640 Lee Road, Suite 200, Wayne, PA 19087. Our telephone number is (484) 324-7933. We completed our initial public offering in October 2015 and our common stock is listed on the Nasdaq Global Select Market under the symbol “ACRS”.

Available Information

Our internet website address is www.aclaristx.com. In addition to the information contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

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

We have a limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $68.5 million and $48.1 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $159.4 million. We have financed our operations since inception from sales of our convertible preferred stock and, beginning with our initial public offering in October 2015, from public offerings and a private placement of our common stock.  We currently have only one product, ESKATA, approved for commercialization and have never generated any revenue from product sales.

We have devoted substantially all of our financial resources and efforts to date to the development of our drug candidates, including preclinical studies and clinical trials. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	begin to commercialize ESKATA in the United States;
•	pursue marketing approval for ESKATA in the European Union for the treatment of SK;
•

continue our ongoing clinical trials evaluating A-101 45% Topical Solution for the treatment of common warts and pursue marketing approvals for A-101 45% Topical Solution and for any other drug candidates that successfully complete clinical trials;

•	initiate and continue clinical trials of our other drug candidates, including ATI-501 and ATI-502 for the treatment of AA, vitiligo and AGA;
•	seek to discover and develop additional drug candidates;
•

establish a commercialization infrastructure and scale up external manufacturing and distribution capabilities to commercialize ESKATA and any other drug candidates for which we may obtain marketing approval;

•	seek to in-license or acquire additional drug candidates for other dermatological conditions;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed drugs;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, manufacturing and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development and planned future expanded commercialization efforts; and
•	incur additional legal, accounting, investor relations and other administrative expenses in operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drug candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, obtaining marketing approval, and manufacturing, marketing and selling any drug candidates for which we may obtain marketing approval, as well as discovering and developing additional drug candidates. We are only in the early stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

For ESKATA and for any other drug candidates for which we are successful in obtaining marketing approval, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the accepted price for the product, the ability to obtain coverage and reimbursement, if any, and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such drug products, even if approved.

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

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. We expect to continue to incur significant expenses and operating losses over the next several years as we begin to commercialize ESKATA and conduct clinical trials of and seek marketing approval for our drug candidates.  In addition, ESKATA, and our other drug candidates, if approved, may not achieve commercial success. Though ESKATA has been approved by the FDA, we do not expect to generate substantial revenue from sales of ESKATA in the near term, if at all.  In addition, if we obtain marketing approval for A-101 45% Topical Solution for the treatment of common warts or any other drug candidates that we develop, we expect to incur additional significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We also expect an increase in our expenses associated with creating additional infrastructure to support our continuing operations as a public company.

As of December 31, 2017, we had cash, cash equivalents and marketable securities of $208.9 million. We believe that our existing cash and cash equivalents as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional drug candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

•	the progress and success of commercializing ESKATA for the treatment of raised SKs in the United States;
•	the progress of obtaining marketing approval for ESKATA in the European Union;
•	the progress and results of the Phase 2 and Phase 3 clinical trials evaluating A-101 45% Topical Solution as a potential treatment for common warts;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other drug candidates, including ATI-501 and ATI-502;
•	the extent to which we in-license or acquire other drug candidates and technologies;
•	the number and development requirements of other drug candidates that we may pursue;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including drug manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue received from commercial sales of ESKATA and any of our other drug candidates for which we receive marketing approval;
•	our ability to establish collaborations to commercialize ESKATA outside the United States; and
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

In connection with the commercial launch of ESKATA in the United States, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.  We also expect that we will require additional capital to complete the clinical trials for and potentially commercialize A-101 45% Topical Solution for the treatment of common warts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy.

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

We commenced operations in 2012, and our operations to date have been largely focused on raising capital, developing ESKATA for the treatment of raised SKs, including undertaking preclinical studies and conducting clinical trials, and acquiring new drug candidates and related intellectual property. ESKATA, A-101 45% Topical Solution and ATI-501 are our only product and drug candidates for which we have completed clinical trials. We have not yet demonstrated our ability to successfully manufacture a drug on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs.

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

We currently only have one product that is approved for commercial sale. We have invested substantially all of our efforts and financial resources in the development of ESKATA for the treatment of raised SKs, as well as the development of our other drug candidates and the identification of potential drug candidates. Our ability to generate substantial revenue from our drug candidates, which we do not expect will occur in the near term, will depend heavily on their successful development, marketing approval and eventual commercialization of these drug candidates. The success of ESKATA and any drug candidates that we develop, including A-101 45% Topical Solution, ATI-501 and ATI-502, will depend on several factors, including:

•	successful completion of preclinical studies and our clinical trials;
•	successful development of our manufacturing processes for ESKATA and for any of our drug candidates that receive marketing approval;
•	receipt of timely approvals from applicable regulatory authorities;
•	commercial launch of ESKATA and, if approved, our other drug candidates;
•

acceptance of ESKATA and our drug candidates, if approved, by patients, the medical community and third-party payors, and willingness of patients to pay out of pocket for procedures using our drug candidates when third-party payor coverage and reimbursement is limited or unavailable;

•	our success in educating physicians and patients about the benefits, administration and use of ESKATA or, if approved, any other drug candidates;
•	the prevalence and severity of adverse events experienced with our other drug candidates;
•	the availability, perceived advantages, cost, safety and efficacy of alternative treatments for SK and common warts;
•	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our drug candidates and otherwise protecting our rights in our intellectual property portfolio;
•	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;
•	competing effectively with other treatment procedures; and
•	maintaining a continued acceptable safety, tolerability and efficacy profile of our drugs following approval.

Whether marketing approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Our drug candidates’ success in clinical trials will not guarantee marketing approval. If, following submission, our NDA for any drug candidate is not accepted for substantive review, or even if it is accepted for substantive review, the FDA or other comparable foreign regulatory authorities may require that we conduct additional studies or clinical trials, provide additional data, take additional manufacturing steps, or require other conditions before they will reconsider or approve our application. If the FDA or other comparable foreign regulatory authorities require additional studies, clinical trials or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required studies, clinical trials, data or information that we perform and complete or generate, or we may decide to abandon the program.

It is possible that our drug candidates currently in development will never obtain marketing approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which would harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

The risk of failure for our drug candidates is high. It is impossible to predict when or if any of our drug candidates other than ESKATA will prove effective or safe in humans or will receive marketing approval. Before obtaining approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

•

the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

Additionally, if we or others identify undesirable side effects caused by our drugs, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular drug candidate and could significantly harm our business, results of operations and prospects.

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

Because we have limited financial and management resources, we focus on development programs and drug candidates that we identify for specific indications. As such, we are currently primarily focused on the commercialization of ESKATA and the development of A-101 45% Topical Solution for the treatment of common warts. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

Risks Related to the Commercialization of Our Drug Candidates

ESKATA, and any of our drug candidates that receive marketing approval, may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

ESKATA, and any of our drug candidates that receive marketing approval, may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If ESKATA and our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of ESKATA and, if approved, any drug candidate, will depend on a number of factors, including:

•	the efficacy, safety and potential advantages compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
•	our ability to hire and retain a sales force in the United States;
•	the strength of marketing and distribution support;
•	the willingness of patients to pay out of pocket for procedures using ESKATA for the treatment of raised SKs;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products together with other medications.

If we are unable to establish sales, marketing and distribution capabilities for ESKATA, or a drug candidate that may receive marketing approval, we may not be successful in commercializing ESKATA or those drug candidates if and when they are approved.

To achieve commercial success for ESKATA and any other drug candidate for which we may obtain marketing approval, we will need to build a focused sales and marketing infrastructure to market or co-promote ESKATA and, if approved, some of our drug candidates in the United States.  We have begun this process, but there are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.  Factors that may inhibit our efforts to commercialize our drugs on our own include:

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

With respect to ESKATA for the treatment of raised SKs, we are aware of two biopharmaceutical companies developing drug candidates which target SK, and another company that currently markets a line of cosmetic products targeting skin conditions, including SK. We are also aware of early research being conducted with Akt inhibitors as a potential treatment for SK.

With respect to A-101 45% Topical Solution for the treatment of common warts, we are aware of four companies developing drug candidates for the treatment of common warts. In addition, other drugs have been used off-label as treatments for common warts. We could also encounter competition from over-the-counter treatments for common warts.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than ESKATA or any other drug that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for our drug, which could result in our competitors establishing a strong market position before we are able to enter the market.

With respect to ATI-501 and ATI-502 for the treatment of AA, we anticipate competing with sensitizing agents such as diphencyprone, and topical, intralesional and systemic corticosteroids, which have been found to occasionally reduce symptoms of AA. Other treatments utilized for patchy AA include anthralin and minoxidil solution. We may also compete with companies developing chemical agents to be used in topical immunotherapies, as well as companies developing biologics, immunosuppressive agents, laser therapy, phototherapy, other JAK inhibitors and prostaglandin analogues to treat AA.

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

We expect third-party payors generally will not cover the use of ESKATA for the treatment of raised SKs and, accordingly, our success will be dependent upon the willingness of patients to pay out of pocket for ESKATA.

We do not expect third-party payors to cover and reimburse providers who use ESKATA on patients for the treatment of raised SKs. Payors generally do not reimburse the provider for the product used to remove non-malignant lesions, including SK. In addition, they do not generally reimburse providers for the procedure removing such lesions, since the procedure is considered to be cosmetic in nature, unless there is a medical need to remove the lesion such as confirming a diagnosis with a biopsy or treating SK that are causing the patient physical discomfort. We anticipate that in some cases, ESKATA will be used to remove SK lesions that are inflamed and causing the patient discomfort. Any reduction in reimbursement for the procedure to remove inflamed SK may result in a higher percentage of patients needing to pay out of pocket for ESKATA. Accordingly, the commercial success of ESKATA depends on the extent to which patients will be willing to pay out of pocket for the in-office procedure.

The success of our drug candidates for the treatment of common warts will depend significantly on continued coverage and adequate reimbursement or the willingness of patients to pay for these procedures.

In the case of A-101 45% Topical Solution, if approved, for the treatment of common warts, we believe our success depends on continued coverage and adequate reimbursement for in-office wart treatment procedures or, in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for the in-office procedures that include our drug candidates.

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

Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. To the extent that the procedures using our drug candidates, are covered, the cost of our products are generally recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed. Accordingly, these updates could impact the demand for our drug candidates. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions.  MACRA ended the use of the statutory formula and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025.  MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019.  At this time, it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. Any resulting decrease in payment under the merit based reimbursement system may adversely affect our revenue and results of operations. In addition, the Medicare Physician Fee Schedule has been adapted by some private payors into their plan-specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our drug candidates or lowers reimbursement for procedures using our products could harm our business.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if and when we begin commercially selling ESKATA. If we cannot successfully defend ourselves against claims that our drug candidates or drugs caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development or commercialization of our drug candidates could be delayed.

Risks Related to Our Dependence on Third Parties

We will rely on third parties to conduct our future clinical trials for drug candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We engage CROs to conduct clinical trials of our drug candidates. We expect to continue to rely on third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or to do so on commercially reasonable terms, if at all. In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain marketing approval for or successfully commercialize our drug candidates. Consequently, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.

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

We also rely on other third parties to store and distribute drug supplies for the commercialization of ESKATA and for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential revenue.

We contract with third parties for the manufacture of commercial quantities of ESKATA and supply of our drug candidates for preclinical and clinical testing. This reliance on third parties increases the risk that we will not have sufficient quantities of ESKATA and our drug candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of commercial quantities of ESKATA and supply of our drug candidates for preclinical and clinical testing.  For example, we have entered into an exclusive, ten-year, automatically renewable supply agreement with PeroxyChem, a manufacturer of hydrogen peroxide, to provide the active pharmaceutical ingredient that can be used in ESKATA for the treatment of raised SKs. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates at an acceptable cost and/or quality, which could delay, prevent or impair our ability to timely conduct our clinical trials or our other development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or other regulatory authorities pursuant to inspections that will be conducted after we submit our NDA or comparable marketing application to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates.

We may be unable to establish any agreements with future third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
•	the possible increase in costs by PeroxyChem for the active pharmaceutical ingredient in ESKATA;
•	the possible increase in costs by James Alexander for the finished dosage form of ESKATA; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our products and drug candidates that we may develop may compete with other products and drug candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for the components of ESKATA.

If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. Our current and anticipated future dependence upon others for the manufacture of our products and drug candidates may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

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

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own products or drug candidates, which may cause collaborators to cease to devote resources to the commercialization of our products;

•

a collaborator with marketing and distribution rights to one or more of our drug candidates that achieve marketing approval may not commit sufficient resources to the marketing and distribution of such drug candidates;

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

Our sublease could terminate if the master lease is terminated for any reason, thus terminating our rights to our corporate headquarters.

We sublease space for our corporate headquarters.  While the term of the sublease extends until October 2023, if for any reason the master lease is terminated or expires prior to October 2023, our sublease will also automatically terminate.  In such an event, we would need to obtain a new direct lease with the master landlord or negotiate and enter into a new lease for office space at a different location, which we may not be able to do on commercially reasonable terms, if at all.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or drugs, in whole or in part, or which effectively prevent others from commercializing competitive technologies and drugs. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications that we own, or license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

Even if our patent applications that we own or license issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or drugs in a non-infringing manner.  For example, the patents and patent applications that we exclusively licensed from Columbia University that are primarily directed to methods of treating hair loss disorders with JAK inhibitors may not issue or may issue with claims directed to the use of specific JAK inhibitors, which may not be relevant to the JAK inhibitors we intend to commercialize or the JAK inhibitors that our competitors may commercialize.

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs.  Our issued U.S. patents, with claims directed to treatment of SK and acrochordons with high-concentration hydrogen peroxide of at least 23%, including ESKATA and A-101 45% Topical Solution, are scheduled to expire in 2022, and our issued U.S. formulation patent with claims directed to high-concentration hydrogen peroxide formulations, including ESKATA and A-101 45% Topical Solution, and methods of use is scheduled to expire in 2035.  Certain issued U.S. patents relating to our JAK inhibitors, ATI-501 and ATI-502, are scheduled to expire in 2023 and additional U.S. patents, with claims specifically directed to such JAK inhibitors, are scheduled to expire in 2030.  The issued U.S. and Japanese patents that we exclusively licensed from Columbia University with claims directed to the use of third party JAK inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, expire in 2031.  We currently do not have any patents issued directed to our “soft” JAK inhibitors, but any claims that may issue would expire in 2038.  Our issued U.S. patent covering our lead inhibitors of the MK-2 signaling pathway inhibitor, expires in 2034 and other issued patents covering different MK-2 signaling pathway inhibitors expire in 2031 and 2032. Our issued patents covering our novel inhibitors of ITK expire between 2035 and 2038.  Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

With respect to ATI-501 and ATI-502, if we do not elect to exercise our first right to do so, Rigel may enforce the licensed patents relating to ATI-501 and ATI-502 against any infringing third party in the field of dermatology. In addition, Rigel has the first right, but not the obligation, to enforce the licensed patents relating to ATI-501 and ATI-502 against any infringing party outside of the field of dermatology.  With respect to the licensed patents from Columbia University, Columbia University has the first right to initiate, control and defend any proceedings related to the validity, enforceability or infringement of the licensed patent rights and in doing so, has no obligation to assert more than one licensed patent in one jurisdiction against a third party.  With respect to the licensed patents from Columbia University, if Columbia University does not elect to exercise its first right to do so, we may enforce the licensed patent rights relating to an infringement of the licensed patent rights against any infringing third party.

If we breach our license agreement with Rigel, it could compromise our development and commercialization efforts for our JAK inhibitors ATI-501 and ATI-502.

In August 2015, we entered into an exclusive license agreement with Rigel, which grants us the rights to certain patent rights and other intellectual property owned by them relating to the JAK inhibitors ATI-501 and ATI-502 in the field of dermatology. If we materially breach or fail to perform any provision under this license agreement, including failure to make payments to Rigel when due for royalties and failure to use commercially reasonable efforts to develop and commercialize a JAK inhibitor, Rigel has the right to terminate our license, and upon the effective date of such termination, our right to practice the licensed Rigel’s patent rights and other intellectual property would end. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights and other intellectual property licensed to us under the license agreement with Rigel.

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

In March 2016, as part of the Vixen acquisition, we assumed a license agreement with Columbia University, which grants us the right under certain patent rights and know-how owned by Columbia University relating to the use of JAK inhibitors to treat hair-loss disorders. If we materially breach or fail to perform any provision under this license agreement, including failure to make payments to Columbia University when due for royalties and failure to use commercially reasonable efforts to develop and commercialize a licensed product, Columbia University has the right to terminate our license, and upon the effective date of such termination, our right to practice the licensed Columbia University patent rights and know-how would end. Any uncured, material breach under the license agreement could result in our loss of rights to practice the patent rights and know-how licensed to us under the license agreement, and, to the extent such patent rights and know-how relate to our JAK inhibitors, it could compromise our development and commercialization efforts for ATI-501 or ATI-502.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, the use of ESKATA for the treatment of raised SKs is currently covered by patents in the United States, Australia, India and New Zealand, but not in the European Union or other countries. The use of A-101 45% Topical Solution for the treatment of warts is currently covered by issued patents in the United States, Australia, India and New Zealand, but not in the European Union or other countries.  A U.S. patent is issued, and patent applications are pending in the United States, the European Union and other foreign countries directed to high-concentration hydrogen peroxide formulations, including ESKATA and A-101 45% Topical Solution and methods of use.  Our JAK inhibitors, ATI-501 and ATI-502, are currently covered in patents and applications in the United States, the European Union, and other major foreign markets.  Additionally, U.S. and Japanese patents have issued in the patent portfolio licensed from Columbia University, which are directed to the use of certain third party JAK inhibitors for the treatment of hair loss disorders and applications are pending in the United States, the European Union, Japan and South Korea.  In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.  Consequently, we may not be able to prevent third parties from practicing our invention in such countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States.  These products may compete with our drug candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our drug candidates. For example, we exclusively licensed intellectual property from Rigel in the field of dermatology related to our JAK inhibitors,  ATI-501 and ATI-502.  We also exclusively licensed intellectual property from Columbia University related to the use of JAK inhibitors for the treatment of hair loss disorders.  It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our drug candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

Our third-party licensors may develop JAK inhibitors, including those related to our drug candidates, outside of the field of dermatology.

We exclusively licensed intellectual property from Rigel in order to develop, use, manufacture, sell and commercialize ATI-501 and ATI-502 in the field of dermatology. Rigel has retained the rights under such intellectual property to develop, use, manufacture, sell and commercialize ATI-501 and ATI-502 outside of the field of dermatology. If Rigel were to commercialize such JAK inhibitors outside the field of dermatology, such a product could possibly be used off-label for a dermatology indication, which could negatively impact sales of our drug candidates, if approved. Rigel also retained the intellectual property rights to develop, use, manufacture, sell and commercialize other structurally similar JAK inhibitors. If Rigel commercializes a structurally similar JAK inhibitor, such a product could directly compete with our drug candidates, if approved.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other drug candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our drug candidates.

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

The validity, scope and enforceability of any of our patents that cover ESKATA, A-101 45% Topical Solution or any of our other drug candidates can be challenged by competitors.

The likelihood that a third party will challenge our patents covering ESKATA is increased now that it has received marketing approval from the FDA.  The challenge may come in the form of a patent office proceeding, such as an inter partes review, challenging the validity of the patents or a district court proceeding, such as a paragraph IV litigation arising out of the filing of an Abbreviated New Drug Application, or ANDA.

If a third party files an ANDA for a generic drug containing ESKATA, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with ESKATA.

If A-101 45% Topical Solution, our JAK inhibitors, or any of our other drug candidates advance through development or is approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio covering these drug candidates. Any such challenge could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement.

If we do not obtain protection under the Hatch-Waxman Act by extending the patent term and obtaining data exclusivity for our drug candidates, our business may be materially harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications.  Our issued U.S. patent with claims directed to treatment of SK with ESKATA is scheduled to expire in 2022 and our issued U.S. formulation patent with claims directed to high-concentration hydrogen peroxide formulations, including ESKATA and A-101 45% Topical Solution, and methods of use is scheduled to expire in 2035.  Certain issued U.S. patents relating to our JAK inhibitors, ATI-501 and ATI-502, are scheduled to expire in 2023 and additional U.S. patents, with claims specifically directed to such JAK inhibitors, are scheduled to expire in 2030.  The issued U.S. and Japanese patents licensed from Columbia University relating to the use of certain third party JAK inhibitor for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, expire in 2031.  Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, for a drug candidate. The Hatch-Waxman Act permits a patent extension term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). This extension is limited to only one patent per regulatory review period that covers the approved product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. We believe that ESKATA is eligible for patent term extension and we have filed an application with the USPTO requesting patent term extension for one patent that covers ESKATA; however, the USPTO and/or the FDA may disagree with our interpretation.

If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.  For example, even if we obtain new chemical entity, or NCE, exclusivity for ESKATA, we could be subject to generic competition as early as the end of the applicable exclusivity period, if our patent portfolio does not have sufficient term or scope to prevent such generic competition.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to ESKATA and A-101 45% Topical Solution but that are not covered by the claims of the patents that we own;
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

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Commission and EU Member State Competent Authorities and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent us from commercializing the drug candidate. Other than the approval of ESKATA in the United States, we have not received approval to market any of our drug candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our drug candidates receive marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the drug.

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

We are seeking marketing approval for ESKATA outside of the United States, and we may also seek marketing approval for our drug candidates currently in development and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	logistical challenges resulting from distributing ESKATA or our drug candidates to foreign countries; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may compromise our ability to achieve or maintain profitability.

ESKATA, or any drug candidate for which we obtain marketing approval, could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our drug candidates, when and if any of them are approved.

ESKATA, or any drug candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug candidate, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug candidate may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. If any of our drug candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the drug.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, health care professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drugs for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.  Further, several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated.  The intent standard was further amended by the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.  Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members by the 90th day of each calendar year. All such reported information is publicly available; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and/or that require registration of certain employees engaged in marketing activities in the location; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom may recommend, purchase and/or prescribe our drug candidates, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. By way of example, some of our consulting arrangements with physicians may not meet all of the criteria of the personal services safe harbor under the federal Anti-Kickback Statute. Accordingly, they may not qualify for safe harbor protection from government prosecution. A business arrangement that does not substantially comply with a safe harbor, however, is not necessarily illegal under the Anti-Kickback Statute, but may be subject to additional scrutiny by the government.

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

In the United States, and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.  The Affordable Care Act, which was signed into law in March 2010, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since its enactment there have been judicial and Congressional challenges to, as well efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act.  For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  Congress may consider other legislation to repeal or replace elements of the Affordable Care Act. We continue to evaluate the impact of the Affordable Care Act and efforts to repeal or replace the Affordable Care Act on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken.  The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any similar new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for ESKATA and, if approved, our drug candidates, and, accordingly, our financial operations.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs.  In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump Administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent drug labeling and post-marketing testing and other requirements.

If ESKATA is not granted NCE exclusivity from the FDA, our period of marketing exclusivity for ESKATA will be shorter than previously anticipated, and our business could be harmed.

Under the Food, Drug and Cosmetic Act, or FDCA, as amended by the Hatch-Waxman Act, a drug that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as an NCE.  A drug can be classified as an NCE if the FDA has not previously approved any other drug containing the same active moiety.

The FDA published a determination on the marketing exclusivity of ESKATA in a cumulative supplement to its Orange Book and determined that ESKATA is eligible for a three-year period of exclusivity for a new product, which would continue until December 14, 2020, rather than the five-year exclusivity for an NCE.  While we believe we are entitled to an NCE determination for ESKATA, to date the FDA has not agreed with our position.  We are in the process of reviewing our options as it relates to the FDA’s determination.  Even if we appeal the FDA’s decision, there can be no assurance that ESKATA will be granted NCE exclusivity, or that the FDA will make a determination on any such appeal of their exclusivity decision in a timely manner.

NCE marketing exclusivity, if granted, would preclude approval during the five-year exclusivity period of certain 505(b)(2) applications or abbreviated new drug applications that rely upon the FDA’s findings of safety and efficacy for ESKATA.  However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. In this case, we may be afforded the benefit of a 30-month stay against the launch of such a competitive product that would extend from the end of the five-year exclusivity period, and may also be afforded other extensions under applicable regulations, including a judicial extension if applicable requirements are met. If we are not able to gain or exploit the period of marketing exclusivity, we may face significant competitive threats from other manufacturers, including the manufacturers of generic alternatives. Further, even if ESKATA is considered to be an NCE and we are able to gain five-year marketing exclusivity, another company could challenge that decision to seek to overturn the FDA’s determination.

ESKATA has been granted three years of new product exclusivity under the Hatch-Waxman Amendments. A three-year period of exclusivity is granted under the Hatch-Waxman Amendments for a drug product that contains an active moiety that has been previously approved when the application contains reports of new clinical investigations (other than bioavailability studies) conducted by the sponsor that were essential to approval of the application.  Our clinical trials of ESKATA were new clinical investigations that were essential to the approval of our NDA.  We are entitled to at least three-year exclusivity even if the FDA determines that the hydrogen peroxide moiety was previously approved because our clinical investigations were essential for the approval of our new drug product, ESKATA.

Such three-year exclusivity protection precludes the FDA from approving a marketing application for 505(b)(2) NDA or ANDA for the same conditions of approval as ESKATA for a period of three years from the date of ESKATA’s FDA approval, i.e., through December 14, 2020 although the FDA may accept and commence review of such applications during the exclusivity period. This three-year form of exclusivity may also not prevent the FDA from approving an NDA that relies only on its own data to support the change or innovation.  Any loss of exclusive marketing rights to ESKATA through introduction of generic or competing products would harm our financial position.

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

Our operations are subject to significant hazards and risks inherent in the use and transport of hydrogen peroxide, the active ingredient of ESKATA and A-101 45% Topical Solution. Hydrogen peroxide can decompose in the presence of organic materials and is categorized as an oxidizer and is corrosive. Hydrogen peroxide should be stored in cool, dry, well-ventilated areas and away from any flammable or combustible substances. The hazards and risks associated with producing and transporting hydrogen peroxide include fires, explosions, third-party interference (including terrorism) and mechanical failure of equipment at our facilities or those of our supplier of hydrogen peroxide. The occurrence of any of these events could result in production and distribution difficulties and disruptions, personal injury or wrongful death claims and other damage to properties.

We are subject to governmental economic sanctions and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.

As a U.S. company, we are subject to U.S. import and export controls and economic sanctions laws and regulations, and we are required to import and export our product and drug candidates, technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic embargo and trade sanction programs administered by the Treasury Department’s Office of Foreign Assets Control.

U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our drug candidates, are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented.

Furthermore, if we export our drug candidates, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export control and sanctions regulations for a particular sale may expose us to government investigations and penalties.

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

We are highly dependent on the management, development, clinical, financial, legal and business development expertise of Dr. Neal Walker, our Chief Executive Officer, Christopher Powala, our Chief Regulatory and Development Officer, Dr. Stuart Shanler, our Chief Scientific Officer, Frank Ruffo, our Chief Financial Officer, Brett Fair, our Chief Commercial Officer, and Kamil Ali-Jackson, our Chief Legal Officer, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees other than Dr. Walker and Mr. Powala.

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

As of December 31, 2017, we had 96 full-time and part-time employees. As our development progresses, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting obligations and oversight if we are subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

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
•

our due diligence processes in connection with the acquisition failed to identify significant problems, liabilities or other shortcomings or challenges of Confluence, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality and safety and other known and unknown liabilities.

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

The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	complexities associated with managing the larger combined company with distant business locations;
•	integrating personnel from the two companies;
•	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel;
•	lost revenue and customers as a result of customers of Confluence’s contract research services business deciding not to do business with the combined company;
•	potential unknown liabilities and unforeseen expenses associated with the merger; and
•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

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

Charges to earnings resulting from the acquisition of Confluence may cause our operating results to suffer.

Under accounting principles, we will allocate the total purchase price of the merger to Confluence’s net tangible assets and intangible assets based on their fair values as of the date of the merger, and we will record the excess of the purchase price over those fair values as goodwill. Our management’s estimates of fair value will be based upon assumptions that they believe to be reasonable but that are inherently uncertain. The following factors, among others, could result in material charges that would cause our financial results to be negatively impacted:

•	impairment of goodwill;
•	charges for the amortization of identifiable intangible assets and for stock-based compensation; and
•	accrual of newly identified pre-merger contingent liabilities that are identified subsequent to the finalization of the purchase price allocation.

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

•	adverse results from, delays in or termination of clinical trials;
•	adverse regulatory decisions, including failure to receive marketing approval of our drug candidates;
•	unanticipated serious safety concerns related to the use of ESKATA or any other drug candidate;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	conditions or trends in our industry;
•	changes in the market valuations of similar companies;
•	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology industry;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•	investors’ general perception of our company and our business;
•	recruitment or departure of key personnel;
•	overall performance of the equity markets;
•	trading volume of our common stock;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock into the market could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (4) any date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

If we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $77.2 million and $119.3 million, respectively, which begin to expire in 2032.  As of December 31, 2017, we also had federal research and development tax credit carryforwards of $2.2 million which begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which begin to expire in 2022. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  We have completed an analysis under Section 382 for net operating loss carryforwards generated from July 13, 2012 through December 31, 2016.  Although we have experienced Section 382 ownership changes since 2012, we have concluded that we should have sufficient ability to utilize net operating loss carryforwards accumulated during the periods tested.  We have not yet determined if a Section 382 ownership change has occurred during the year ended December 31, 2017, or for Confluence prior to the acquisition.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which significantly revised the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain how various states will respond to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We have broad discretion in the use of proceeds from our equity financing transactions and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of proceeds from our equity financing transactions over the last several years. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. We expect to use the net proceeds from those transactions to fund our research and development expenses and for working capital and general corporate purposes. Our failure to apply the net proceeds effectively could compromise our ability to pursue our strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. Stockholders will not have the opportunity to influence our decisions on how to use these net proceeds.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently sublease 33,019 square feet of space for our headquarters in Wayne, Pennsylvania.  Subject to the consent of Chesterbrook Partners, LP, the Landlord, as set forth in the lease by and between them and Auxilium Pharmaceuticals, LLC, the Sublandlord, the term of our sublease has a term through October 2023.  If for any reason the lease between the Landlord and Sublandlord is terminated or expires prior to October 2023, our sublease will automatically terminate.  We also lease an additional 2,534 square feet of space in Malvern, Pennsylvania with a term through November 2019, and we occupy 3,689 square feet of office and laboratory space in St. Louis, Missouri under the terms of an agreement which expires in December 2018.  We believe that our facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock commenced trading on the Nasdaq Global Select Market under the symbol “ACRS” in October 2015. Prior to our initial public offering, there was no public market for our common stock.  The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the Nasdaq Global Select Market.

	High	Low
2017
First Quarter	$33.25	$24.83
Second Quarter	33.10	22.75
Third Quarter	30.08	22.31
Fourth Quarter	28.62	21.32

2016
First Quarter	$27.94	$14.12
Second Quarter	23.58	16.86
Third Quarter	25.76	17.90
Fourth Quarter	31.80	20.15

On March 9, 2018, the last reported bid price for our common stock was $21.28 per share.

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

Stockholders

As of March 9, 2018, we had 30,901,492 shares of common stock outstanding held by 70 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Selected Consolidated Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015, and consolidated balance sheet data as of December 31, 2017 and 2016 is derived from our audited consolidated financial statements included within this Annual Report. The consolidated balance sheet data as of December 31, 2015, 2014 and 2013, and the consolidated statement of operations data for the year ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements which are not included herein. Our historical results are not necessarily indicative of the results to be expected in the future. The selected financial data should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue	$1,683	$—	$—	$—	$—
Cost of revenue	1,207	—	—	—	—
Gross profit	476	—	—	—	—
Operating expenses:
Research and development	39,790	33,476	15,339	6,507	3,488
General and administrative	33,109	15,091	5,328	2,026	1,769
Total operating expenses	72,899	48,567	20,667	8,533	5,257
Loss from operations	(72,423)	(48,567)	(20,667)	(8,533)	(5,257)
Other income, net	2,070	488	104	16	21
Provision for (benefit from) income taxes	(1,830)	—	—	—	—
Net loss	(68,523)	(48,079)	(20,563)	(8,517)	(5,236)
Accretion of convertible preferred stock	-	-	(2,566)	(2,054)	(1,740)
Net loss attributable to common stockholders	$(68,523)	$(48,079)	$(23,129)	$(10,571)	$(6,976)
Net loss per share attributable to common stockholders, basic and diluted	$(2.44)	$(2.25)	$(3.79)	$(6.15)	$(6.45)
Weighted average common shares outstanding, basic and diluted	28,102,386	21,415,733	6,107,042	1,720,082	1,081,347

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$208,854	$174,134	$92,038	$16,648	$14,126
Working capital (a)	187,459	132,333	84,969	14,883	13,019
Total assets	243,509	176,085	94,076	17,377	14,207
Convertible preferred stock	-	-	-	36,677	23,000
Total stockholders’ equity (deficit)	225,262	169,490	92,521	(20,755)	(9,163)

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

Overview

We are a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. Our lead product ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that has been approved by the U.S. Food and Drug Administration, or FDA, as a prescription treatment for raised seborrheic keratosis, or SK, a common non-malignant skin tumor.  The FDA approved our New Drug Application, or NDA, for ESKATA for the treatment of raised SKs in December 2017.  We also submitted a Marketing Authorization Application, or MAA, for ESKATA in the European Union in July 2017.  We are also developing another high-concentration formulation of hydrogen peroxide, A-101 45% Topical Solution, as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, vitiligo and androgenetic alopecia, or AGA, also known as male or female pattern baldness.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

In August 2017, we acquired Confluence Life Sciences, Inc. or Confluence.  The acquisition of Confluence adds small molecule drug discovery and preclinical development capabilities which has allowed us to bring early-stage research and development activities in-house that we previously outsourced to third parties.  Through the acquisition of Confluence, we also acquired several preclinical product candidates, including inhibitors of the MK-2 signaling pathway, additional JAK inhibitors known as “soft” JAK inhibitors, and inhibitors of interleukin-2-inducible T cell kinase, or ITK.

Since our inception in July 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing ESKATA for the treatment of raised SKs, building our intellectual property portfolio, developing our supply chain and engaging in other discovery and clinical activities in dermatology. We have financed our operations with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, a private placement of our common stock in June 2016, public offerings of our common stock in November 2016 and August 2017, and an at-the-market facility with Cowen and Company LLC, or Cowen, that we entered into in November 2016.

Since our inception, we have incurred significant operating losses. Our net loss was $68.5 million for the year ended December 31, 2017 and $48.1 million for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of $159.4 million.  We expect to incur significant expenses and operating losses related to product manufacturing, marketing, sales and distribution over the next several years as we begin to commercialize ESKATA.  In addition, ESKATA and our other drug candidates, if approved, may not achieve commercial success.  Though ESKATA has been approved by the FDA, we do not expect to generate substantial revenue from sales of ESKATA in the near term, if at all.  We also expect to incur significant expenses and operating losses for the foreseeable future as we advance our other drug candidates from discovery through preclinical development and clinical trials. In addition, if we obtain marketing approval for any of our other drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.  We may also incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.  Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

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

Stock Purchase Agreement with Vixen Pharmaceuticals, Inc. and License Agreement with Columbia University

In March 2016, we entered into a stock purchase agreement with Vixen Pharmaceuticals, Inc., or Vixen, and JAK1, LLC, JAK2, LLC and JAK3, LLC, all together with Vixen, the Selling Stockholders, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Selling Stockholders.  Pursuant to the Vixen Agreement, we acquired all shares of Vixen’s capital stock from the Selling Stockholders, or the Vixen Acquisition. Following the Vixen Acquisition, Vixen became a wholly-owned subsidiary of us. Pursuant to the Vixen Agreement, we paid $0.6 million upfront and issued an aggregate of 159,420 shares of our common stock to the Selling Stockholders. We are obligated to make annual payments of $0.1 million on March 24th of each year, through March 2022, with such amounts being creditable against specified future payments that may be paid under the Vixen Agreement.

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

Agreement and Plan of Merger with Confluence

In August 2017, we entered into an Agreement and Plan of Merger with Confluence, Aclaris Life Sciences, Inc., our wholly-owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the holders of Confluence equity, or the Agreement and Plan of Merger.  Pursuant to the terms of the Agreement and Plan of Merger, the Merger Sub merged with and into Confluence, with Confluence surviving as our wholly-owned subsidiary.  Pursuant to the terms of the Agreement and Plan of Merger, we paid $10.3 million in cash and issued 349,527 shares of our common stock with a value of $9.7 million.

We also agreed to pay the Confluence equity holders aggregate contingent consideration of up to $80.0 million, based upon the achievement of certain development, regulatory and commercial milestones set forth in the Agreement and Plan of Merger.  Of the contingent consideration, $2.5 million may be paid in shares of our common stock upon the achievement of a specified development milestone.  In addition, we have agreed to pay the Confluence equity holders specified future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Agreement and Plan of Merger to a third party, we will be obligated to pay the Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) that we receive from such sale, license or transfer in specified circumstances.

Other Third-Party Agreements

Under an assignment agreement, pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA, or other related products, at rates ranging in low single-digit percentages of net sales, as defined in the agreement. Under this assignment agreement, we have paid aggregate milestone payments of $0.2 million and there are no remaining milestone payment obligations.

In connection with the assignment agreement, we also entered into a finder’s services agreement under which we have paid aggregate milestone payments of $1.5 million upon the achievement of specified pre-commercialization milestones, such as clinical trials and regulatory approvals, as described in the agreement. We have also agreed to make aggregate payments of up to $4.5 million upon the achievement of specified commercial milestones. In addition, we have agreed to pay royalties on sales of ESKATA, or other related products, at a low single-digit percentage of net sales, as defined in the agreement.

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

We also receive revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  Through our Confluence subsidiary, we currently have two active grants from NIH which are related to early-stage research.  We recognize revenue related to these grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

Our contract research segment has earned all of our revenue to date.  We have never received revenue in our dermatology therapeutics segment.

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

The following table summarizes our research and development expenses for the periods presented:

	Year Ended
	December 31,
	2017	2016	2015

ESKATA and A-101 45% Topical Solution	$10,712	$15,357	$4,578
JAK inhibitors	11,789	7,314	29
Vixen acquisition	—	3,435	—
Rigel up-front payment	—	—	8,253
Other research expenses	1,253	190	201
Total project-related expenses	23,754	26,296	13,061
Personnel and other costs	10,565	4,889	2,021
Stock-based compensation	5,471	2,291	257
Total research and development expenses	$39,790	$33,476	$15,339

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase personnel costs, including stock-based compensation, continue to conduct clinical trials of A-101 45% Topical Solution for the treatment of common warts, and conduct preclinical and clinical development activities and prepare regulatory filings for our other drug candidates.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company. Additionally, we anticipate a significant increase in payroll, marketing, sales and other expenses as a result of our preparation for commercial operations related to the launch of ESKATA.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

We also receive revenue from grants under the Small Business Innovation Research program of the NIH.  Through our Confluence subsidiary, we currently have two active grants from NIH which are related to early-stage research.  We recognize revenue related to these grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

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

Income Taxes

Since our inception in 2012, we have not recorded U.S. federal or state income tax benefits for the net operating losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had federal and state net operating loss carryforwards of $77.2 million and $119.3 million, respectively, which begin to expire in 2032.  As of December 31, 2017, we also had federal research and development tax credit carryforwards of $2.2 million which begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which begin to expire in 2022.

Intangible Assets

Our intangible assets include both finite-lived and indefinite-lived assets.  Finite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Our finite-lived intangible assets consist of a research technology platform acquired through the acquisition of Confluence.  Indefinite-lived intangible assets consist of an in-process research and development, or IPR&D, drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Indefinite-lived intangible assets are tested for impairment at least annually, which we perform during the fourth quarter, or when indicators of an impairment are present.  We recognize an impairment loss when and to the extent that the estimated fair value of an indefinite-lived intangible asset is less than its carrying value.

Goodwill

Goodwill is not amortized, but rather, is subject to testing for impairment at least annually, which we perform during the fourth quarter, or when indicators of an impairment are present.  We consider each of our operating segments, dermatology therapeutics and contract research, to be a reporting unit since this is the lowest level for which discrete financial information is available.  We have attributed the full amount of the goodwill in connection with the acquisition of Confluence, or $18.5 million, to our dermatology therapeutics segment.  We perform an impairment test annually which is a qualitative assessment based upon current facts and circumstances related to operations of the dermatology therapeutics segment.  If our qualitative assessment indicates an impairment may be present, we would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

Contingent Consideration

We initially recorded the contingent consideration related to future potential payments based upon the achievement of certain development, regulatory and commercial milestones, resulting from the acquisition of Confluence, at its estimated fair value on the date of acquisition.  Changes in fair value reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.  For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug, differ from our assumptions, then the fair value of contingent consideration would be adjusted accordingly.  Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in our consolidated statement of operations.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	Change
	(In thousands)
Revenue	$1,683	$—	$1,683
Cost of revenue	1,207	—	1,207
Gross profit	476	—	476
Operating expenses:
Research and development	39,790	33,476	6,314
General and administrative	33,109	15,091	18,018
Total operating expenses	72,899	48,567	24,332
Loss from operations	(72,423)	(48,567)	(23,856)
Other income, net	2,070	488	1,582
Loss before income taxes	(70,353)	(48,079)	(22,274)
Provision for income taxes	(1,830)	—	(1,830)
Net loss	$(68,523)	$(48,079)	$(20,444)

Revenue

Revenue was $1.7 million for the year ended December 31, 2017, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  We did not generate any revenue in the year ended December 31, 2016.

Cost of Revenue

Cost of revenue was $1.2 million for the year ended December 31, 2017, and was comprised entirely of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.  We did not incur any cost of revenue in the year ended December 31, 2016.

Research and Development Expenses

Research and development expenses were $39.8 million for the year ended December 31, 2017, compared to $33.5 million for the year ended December 31, 2016. The increase of $6.3 million was primarily driven by an increase of $3.4 million of expenses related to our Phase 2 clinical trials of A-101 45% Topical Solution, an increase of $4.5 million in preclinical and clinical trial development expenses related to our JAK inhibitor technology, an increase of $2.4 million in payroll-related expenses due to higher headcount, an increase of $3.2 million in stock-based compensation expense, and a $2.9 million increase in expenses related to medical affairs activities.  We also incurred $0.7 million of expenses related to drug discovery research performed by Confluence in the year ended December 31, 2017.  The increases noted above were partially offset by a $7.7 million decrease in costs associated with the development of ESKATA as a result of the completion of our Phase 3 clinical trials in November 2016, and $3.4 million in expenses associated with the acquisition of Vixen in the year ended December 31, 2016, for which there was no similar transaction in 2017.

General and Administrative Expenses

General and administrative expenses were $33.1 million for the year ended December 31, 2017, compared to $15.1 million for the year ended December 31, 2016. The increase of $18.0 million was primarily attributable to increases of $5.2 million in market research expenses and $0.9 million in sales operations expenses, both related to pre-commercial launch activities for ESKATA, an increase of $3.0 million in payroll-related expenses due to increased headcount, $6.3 million in higher stock-based compensation expense, and $1.3 million in higher facilities-related costs including a one-time charge to rent expense of $0.5 million in connection with the early termination of our sublease with NST Consulting, LLC.  In addition, milestone payments pursuant to the finder’s services agreement related to ESKATA increased by $0.7 million in 2017 compared to 2016.  We also incurred $0.6 million of professional fees in conjunction with our acquisition of Confluence, for which there were no similar amounts in 2016.

Other Income, net

The $1.6 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2016 and 2017.

Provision for Income Taxes

Provision for income taxes was a net benefit of $1.8 million for the year ended December 31, 2017 and was comprised primarily of the revaluation of our deferred tax assets, net resulting from the Tax Cuts and Jobs Act which was enacted on December 22, 2017.

Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	Change
	(In thousands)
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit	—	—	—
Operating expenses:
Research and development	33,476	15,339	18,137
General and administrative	15,091	5,328	9,763
Total operating expenses	48,567	20,667	27,900
Loss from operations	(48,567)	(20,667)	(27,900)
Other income, net	488	104	384
Net loss	$(48,079)	$(20,563)	$(27,516)

Research and Development Expenses

Research and development expenses were $33.5 million for the year ended December 31, 2016, compared to $15.3 million for the year ended December 31, 2015. The increase of $18.1 million was primarily attributable to a $10.2 million increase in costs associated with the development of ESKATA for the treatment of raised SKs, an increase of $7.3 million in preclinical development expenses related to our JAK inhibitor technology, a $0.5 million increase in costs related to the development of A-101 45% Topical Solution for the treatment of common warts, an increase of $2.2 million in payroll-related expenses due to increased headcount, and an increase of $2.0 million in stock-based compensation expense.  The increases noted above were partially offset by a decrease of $4.6 million in licensing expenses as we incurred $3.4 million of expenses associated with the Vixen acquisition in the year ended December 31, 2016, compared to $8.0 million of expense resulting from the upfront payment made to Rigel for the ATI-501 and ATI-502 JAK inhibitor drug candidates during the year ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses were $15.1 million for the year ended December 31, 2016, compared to $5.3 million for the year ended December 31, 2015. The increase of $9.8 million was primarily attributable to increases of $2.2 million in payroll-related expenses due to increased headcount, $3.2 million in stock-based compensation expense, $0.4 million in legal and patent expenses related to the Vixen acquisition, $1.5 million in professional fees associated with being a public company, and $1.5 million in market research expenses related to pre-commercial activities for ESKATA, as well as a $0.3 million one-time milestone payment made during the year ended December 31, 2016 pursuant to the finder’s services agreement related to A-101.

Other Income, net

The increase in other income, net was primarily due to interest income received from higher invested balances of marketable securities as a result of funds received from our IPO in October 2015, our private placement in June 2016 and our follow-on public offering in November 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations since inception through sales of our convertible preferred stock, as well as net proceeds from our IPO in October 2015, our private placement in June 2016, our public offerings in November 2016 and August 2017 and an at-the-market facility with Cowen.

As of December 31, 2017, we had cash, cash equivalents and marketable securities of $208.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees that are expected to affect our liquidity over the next five years, other than our lease and sublease obligations and contingent obligations under intellectual property licensing arrangements, as described below under “Contractual Obligations and Commitments.”

Initial Public Offering

In October 2015, we closed our IPO in which we sold 5,750,000 shares of common stock at a price to the public of $11.00 per share, for aggregate gross proceeds of $63.3 million. We paid underwriting discounts and commissions of $4.4 million, and we also incurred expenses of $2.3 million in connection with the IPO. As a result, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were $56.6 million.

Private Placement

In June 2016, we closed a private placement in which we sold an aggregate of 1,081,082 shares of common stock at a price of $18.50 per share, for gross proceeds of $20.0 million.  We incurred placement agent fees of $1.3 million, and expenses of $0.2 million in connection with the private placement.  As a result, the net offering proceeds received by us, after deducting placement agent fees and transaction expenses, were $18.5 million.

November 2016 Public Offering

In November 2016, we closed our follow-on public offering in which we sold 4,600,000 shares of common stock at a price to the public of $22.75 per share, for aggregate gross proceeds of $104.7 million. We paid underwriting discounts and commissions of $6.3 million, and we also incurred expenses of $0.2 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $98.2 million.

At-The-Market Facility

In April 2017, we sold 635,000 shares of our common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of approximately $20.0 million.  We paid underwriting discounts and commissions of $0.6 million, and we also incurred expenses of $0.1 million in connection with this sale.  The shares were sold through Cowen pursuant to a sales agreement with them dated November 2, 2016.  As of the date of this report, we may offer and sell additional shares of our common stock having an aggregate offering price of up to approximately $55.0 million from time to time through Cowen pursuant to the sales agreement.

August 2017 Public Offering

In August 2017, we closed our follow-on public offering in which we sold 3,747,602 shares of common stock at a price to the public of $23.02 per share, for aggregate gross proceeds of $86.3 million. We paid underwriting discounts and commissions of $5.2 million, and we also incurred expenses of $0.2 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $80.9 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash used in operating activities	$(54,663)	$(34,603)	$(20,369)
Net cash used in by investing activities	(55,692)	(61,903)	(76,951)
Net cash provided by financing activities	100,386	116,826	96,414
Net (decrease) increase in cash and cash equivalents	$(9,969)	$20,320	$(906)

Operating Activities

During the year ended December 31, 2017, operating activities used $54.7 million of cash, primarily resulting from our net loss of $68.5 million partially offset by changes in our operating assets and liabilities of $0.9 million and non-cash adjustments of $13.0 million.  Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2017 consisted of a $4.3 million increase in prepaid expenses and other current assets offset by a $5.2 million increase in accounts payable and accrued expenses.  The increase in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, as well as deposits made for clinical supplies and development activities that are expected to be incurred during the first quarter of 2018.  The increase in accounts payable and accrued expenses was primarily due to an increase of $1.2 million in accrued bonuses payable due to increased headcount, $0.6 million payable to NST Consulting LLC in connection with the early termination of our sublease with them, as well as expenses incurred, but not yet paid, in connection with our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-501 and ATI-502.  Non-cash expenses of $13.0 million included stock-based compensation expense of $14.4 million, and $0.4 million of depreciation and amortization, partially offset by an adjustment to our deferred tax liability, net of $1.8 million which was the result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

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

Investing Activities

During the year ended December 31, 2017, we used cash of $55.7 million in investing activities, consisting of purchases of marketable securities of $197.3 million, $9.6 million for the acquisition of Confluence and purchases of property and equipment of $1.2 million, partially offset by proceeds from sales and maturities of marketable securities of $152.5 million.

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

Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $100.4 million consisting primarily of $19.3 million of net proceeds received from the sale of common stock under our sales agreement with Cowen in April 2017, $80.9 million of net proceeds received from our public offering of common stock in August 2017, and $0.2 million of cash received from the exercise of employee stock options, partially offset by $0.1 million of capital lease payments for laboratory equipment.

During the year ended December 31, 2016, net cash provided by financing activities was $116.8 million, consisting primarily of $18.5 million of net proceeds received from the private placement of our common stock in June 2016, net proceeds of $98.2 million received from our follow-on public offering of common stock in November 2016, as well as $0.1 million of cash received from the exercise of employee stock options.

During the year ended December 31, 2015, net cash provided by financing activities was $96.4 million, consisting of $39.8 million of net proceeds received from our issuance of convertible preferred stock in August 2015 and net proceeds of $56.6 million received from our IPO in October 2015.

Funding Requirements

We plan to focus in the near term on the commercialization of ESKATA for the treatment of raised SKs and the clinical development of our drug candidates.  We anticipate we will incur net losses for the next several years as we commercialize ESKATA, continue the clinical development of A-101 45% Topical Solution for the treatment of common warts and continue research and development of ATI-501 and ATI-502 for the treatment of AA, and potentially for other dermatological conditions, as well as the identification, research and development of other compounds. We plan to continue to invest in discovery efforts to explore additional drug candidates, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve or our  drug candidates currently in clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, sales, marketing and direct-to-consumer advertising costs, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements based on our current operating assumptions including the commercialization of ESKATA, completion of our Phase 2 clinical trials and initiation of Phase 3 clinical trials for A-101 45% Topical Solution for the treatment of common warts and the continued development of ATI-501 and ATI-502 as potential treatments for AA. These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete the clinical development and, if approved, commercialize A-101 45% Topical Solution for the treatment of common warts, and to pursue in-licenses or acquisitions of other drug candidates.  We also expect to incur significant expenses related to the commercialization of ESKATA including product manufacturing, sales, marketing, direct-to-consumer advertising and distribution costs.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the drug candidates we pursue;
•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approvals for our drug candidates;
•	the cost of manufacturing commercial quantities of ESKATA and any drug candidates we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future drug candidates, if any.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less Than	1 ‑ 3	4 ‑ 5	More than
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Operating lease commitments	$3,639	$664	$1,821	$1,154	$—
Capital lease commitments	403	142	261	—	—
Vixen annual commitment	500	100	300	100	—
Total	$4,542	$906	$2,382	$1,254	$—

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  We lease office space in Malvern, Pennsylvania under an operating lease agreement which has a term through November 2019.  We occupy office and laboratory space in St. Louis, Missouri under an operating lease agreement which has a term through December 2018.

We lease laboratory equipment used in our laboratory space in St. Louis, Missouri under two capital lease financing arrangements which have terms through October 2020 and December 2020.

Under various agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties. We have not included any contingent payment obligations, such as milestones or royalties, in the table above as the amount, timing and likelihood of such payments are not known.

Under the assignment agreement pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA or other related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement.  Under the related finder’s services agreement, we have also agreed to make aggregate payments of up to $4.5 million upon the achievement of specified commercial milestones. In addition, we have agreed to pay royalties on sales of ESKATA or other related products at a low single-digit percentage of net sales, as defined in the agreement.

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

Under a merger agreement with Confluence  we are obligated to make aggregate payments of up to $80.0 million upon the achievement of specified development, regulatory and commercialization milestones.  With respect to any covered products we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the merger agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Recently Issued and Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-01, Business Combinations-Clarifying the Definition of a Business (Topic 805).  The amendments in this ASU provide a screen to determine when a set of acquired assets and/or activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  The amendments in this ASU will reduce the number of transactions that meet the definition of a business.  ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, and early adoption was permitted.  We are currently evaluating the potential impact of the adoption of this standard.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).  This ASU introduces a new model for recognizing credit losses on financial instruments based upon estimated expected credit losses.  ASU 2016-13 will apply to loans, accounts receivable, financial assets measured at amortized cost and at fair value through other comprehensive income, loan commitments and certain off-balance sheet credit exposures.   ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted.  We are assessing the potential impact of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU requires all tax effects of share-based payment settlements to be recorded through the income statement.  Currently, tax benefits in excess of compensation cost, or “windfalls”, are recorded in equity, and tax deficiencies, or “shortfalls”, are recorded to equity to the extent of previous windfalls, and then to the income statement.  In addition, under the new guidance, companies will be permitted to make a policy election to recognize the impact of forfeitures either when they occur, or on an estimated basis.  Finally, this update simplifies withholding requirements to allow companies to withhold up to an employee’s maximum tax rate without resulting in liability classification for the award.  ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016.  We adopted the provisions of this standard early, the impact of which on our consolidated financial statements was not significant.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this update revise the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption was permitted.  We are currently evaluating the potential impact of the adoption of this standard.

In November 2015, the FASB, issued ASU 2015- 17, Balance Sheet Classification of Deferred Taxes.  The amendments in this update simplify the presentation of deferred income taxes to require that deferred tax liabilities and assets are classified as noncurrent in a statement of financial position.  The amendments are effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within those annual periods.  Early application is permitted. We adopted the provisions of ASU 2015-17 early, the impact of which on our consolidated financial statements was not significant.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  Under this ASU, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  We adopted this standard as of January 1, 2018 and are assessing the impact of ASU 2014-09 on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aclaris Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries as of December 31st, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31st, 2017 including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31st, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31st, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 12, 2018

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$20,202	$30,171
Marketable securities	173,655	107,051
Accounts receivable, net	481	—
Prepaid expenses and other current assets	5,883	1,334
Total current assets	200,221	138,556
Marketable securities	14,997	36,912
Property and equipment, net	2,159	481
Intangible assets	7,349	—
Goodwill	18,504	—
Other assets	279	136
Total assets	$243,509	$176,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,822	$2,845
Accrued expenses	4,940	3,378
Total current liabilities	12,762	6,223
Contingent consideration	4,378	—
Other liabilities	558	372
Deferred tax liability	549	—
Total liabilities	18,247	6,595
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at December 31, 2017 and December 31, 2016; 30,856,505 and 26,059,181 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid‑in capital	384,943	260,671
Accumulated other comprehensive loss	(246)	(269)
Accumulated deficit	(159,435)	(90,912)
Total stockholders’ equity	225,262	169,490
Total liabilities and stockholders’ equity	$243,509	$176,085

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2017	2016	2015

Revenue	$1,683	$—	$—
Cost of revenue	1,207	—	—
Gross profit	476	—	—
Operating expenses:
Research and development	39,790	33,476	15,339
General and administrative	33,109	15,091	5,328
Total operating expenses	72,899	48,567	20,667
Loss from operations	(72,423)	(48,567)	(20,667)
Other income, net	2,070	488	104
Loss before income taxes	(70,353)	(48,079)	(20,563)
Provision for (benefit from) income taxes	(1,830)	—	—
Net loss	(68,523)	(48,079)	(20,563)
Accretion of convertible preferred stock	—	—	(2,566)
Net loss attributable to common stockholders	$(68,523)	$(48,079)	$(23,129)
Net loss per share attributable to common stockholders, basic and diluted	$(2.44)	$(2.25)	$(3.79)
Weighted average common shares outstanding, basic and diluted	28,102,386	21,415,733	6,107,042
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	$(121)	$105	(148)
Foreign currency translation adjustments	144	(225)	5
Total other comprehensive income (loss)	23	(120)	(143)
Comprehensive loss	$(68,500)	$(48,199)	$(20,706)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Series A, B and C					Accumulated
	Convertible		Common Stock		Additional	Other		Total
	Preferred Stock			Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	27,341,057	$36,677	2,730,427	$—	$—	$(6)	$(20,749)	$(20,755)
Issuance of Series C convertible preferred stock, net of issuance costs of $136	12,944,984	39,864	—	—	—	—	—	—
Issuance of common stock in connection with IPO, net of offering costs of $2,272	—	—	5,750,000	—	56,550	—	—	56,550
Issuance of common stock upon conversion of convertible preferred stock	(40,286,041)	(78,305)	11,677,076	—	78,305	—	—	78,305
Unrealized loss on marketable securities	—	—	—	—	—	(148)	—	(148)
Foreign currency translation adjustment	—	—	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	891	—	—	891
Accretion of redeemable convertible preferred stock to redemption value	—	1,764	—	—	(243)	—	(1,521)	(1,764)
Net loss	—	—	—	—	—	—	(20,563)	(20,563)
Balance at December 31, 2015	—	—	20,157,503	—	135,503	(149)	(42,833)	92,521
Issuance of common stock in connection with Vixen acquisition	—	—	159,420	—	2,355	—	—	2,355
Issuance of common stock in connection with private placement, net of offering costs of $1,453	—	—	1,081,082	—	18,547	—	—	18,547
Issuance of common stock in connection with follow-on public offering, net of offering costs of $6,492	—	—	4,600,000	—	98,158	—	—	98,158
Exercise of stock options and vesting of RSUs	—	—	61,176	—	4	—	—	4
Unrealized gain on marketable securities	—	—	—	—	—	105	—	105
Foreign currency translation adjustment	—	—	—	—	—	(225)	—	(225)
Stock-based compensation expense	—	—	—	—	6,104	—	—	6,104
Net loss	—	—	—	—	—	—	(48,079)	(48,079)
Balance at December 31, 2016	—	—	26,059,181	—	260,671	(269)	(90,912)	169,490
Issuance of common stock under the at-the-market sales agreement, net of offering costs of $691	—	—	635,000	—	19,311	—	—	19,311
Issuance of common stock in connection with public offering, net of offering costs of $5,352	—	—	3,747,602	—	80,918	—	—	80,918
Issuance of common stock in connection with the acquisition of Confluence			349,527		9,675	—	—	9,675
Exercise of stock options and vesting of RSUs	—	—	65,195	—	(62)	—	—	(62)
Unrealized loss on marketable securities	—	—	—	—	—	(121)	—	(121)
Foreign currency translation adjustment	—	—	—	—	—	144	—	144
Stock-based compensation expense	—	—	—	—	14,430	—	—	14,430
Net loss	—	—	—	—	—	—	(68,523)	(68,523)
Balance at December 31, 2017	—	$—	30,856,505	$—	$384,943	$(246)	$(159,435)	$225,262

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(68,523)	$(48,079)	$(20,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	120	90
Stock-based compensation expense	14,430	6,104	891
Deferred taxes	(1,837)	—	—
Write-down of property and equipment held for sale	—	216	289
Non-cash charges related to Vixen acquisition	—	2,784	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,306)	(8)	(1,269)
Accounts payable	4,564	1,810	(359)
Accrued expenses	607	2,450	552
Net cash used in operating activities	(54,663)	(34,603)	(20,369)
Cash flows from investing activities:
Purchases of property and equipment	(1,235)	(232)	(507)
Acquisition of Confluence, net of cash acquired	(9,647)	—	—
Purchases of marketable securities	(197,337)	(148,764)	(82,513)
Proceeds from sales and maturities of marketable securities	152,527	87,093	6,069
Net cash used in investing activities	(55,692)	(61,903)	(76,951)
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	19,311	—	—
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	80,918	98,158	—
Proceeds from issuance of common stock in connection with private placement, net of issuance costs	—	18,547	—
Proceeds from initial public offering, net of issuance costs	—	—	56,550
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	39,864
Capital lease payments	(78)	—	—
Proceeds from the exercise of employee stock options	235	121	—
Net cash provided by financing activities	100,386	116,826	96,414
Net (decrease) increase in cash and cash equivalents	(9,969)	20,320	(906)
Cash and cash equivalents at beginning of period	30,171	9,851	10,757
Cash and cash equivalents at end of period	$20,202	$30,171	$9,851
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$274	$11	$2
Fair value of stock issued in connection with Confluence acquisition	$9,675	$—	—
Fair value of stock issued in connection with Vixen acquisition	$—	$2,355	$—
Offering costs included in accounts payable	$20	$250	$—
Accretion of convertible preferred stock to redemption value	$—	$—	$1,764

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In March 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc. (see Note 12).  In August 2017, Confluence Life Sciences Inc. (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof (see Note 3).  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company”.  The Company is a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology. The Company’s lead drug, ESKATA (Hydrogen Peroxide) Topical Solution, 40% (w/w) (“ESKATA”), is a proprietary high‑concentration formulation of hydrogen peroxide that the Company is commercializing as a prescription treatment for raised seborrheic keratosis (“SK”), a common non‑malignant skin tumor. In February 2017, the Company submitted a New Drug Application (“NDA”) for ESKATA to the U.S. Food and Drug Administration (“FDA”).  The NDA was approved by the FDA in December 2017.

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At December 31, 2017, the Company had cash, cash equivalents and marketable securities of $208,854 and an accumulated deficit of $159,435.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated any revenue. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, clinical and pre-clinical testing, and commercialization of the Company’s drug candidates will require significant additional financing.  The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2017 will be sufficient to fund its operations for a period greater than 12 months from the date of issuance of these consolidated financial statements based on its current operating assumptions. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Confluence, ATIL and Vixen.  All significant intercompany transactions have been eliminated.

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

Reverse Stock Split

In September 2015, the Company effected a 1‑for‑3.45 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then-outstanding convertible preferred stock. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

Accretion of Convertible Preferred Stock

Accretion of convertible preferred stock included the accretion of accruing dividends on and issuance costs of the Company’s Series A, B and C convertible preferred stock. The carrying values of the Series A and Series B convertible preferred stock were accreted to their respective redemption values, using the effective interest method, from the date of issuance through August 28, 2015.  In connection with the closing of the Company’s Series C convertible preferred stock financing on August 28, 2015, the redemption rights of the Series A and B convertible preferred stock were removed.  Subsequent to August 28, 2015, the Company was no longer required to record the accumulated undeclared dividends on its balance sheet, but was thereafter required to deduct accumulated undeclared dividends as part of its earnings per share calculation.  In October 2015, in connection with the Company’s IPO, all of the Company’s convertible preferred stock was converted to common stock.

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

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other income, net within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the statement of operations and comprehensive loss.

Assets Held for Sale

In order for an asset to be classified as held for sale, several criteria must be achieved.  These criteria include, among others, an active program to market an asset and locate a buyer, as well as the probable disposition of the asset within one year.  Upon being classified as held for sale, the recoverability of the carrying value of an asset must be assessed and evaluated.  After the valuation process is completed, the held for sale asset is reported at the lower of its carrying value or fair value less cost to sell, and no additional depreciation expense is recognized related to the asset.  Once an asset is classified as held for sale, all of its historical balance sheet information is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the year ended December 31, 2015, the Company determined that several pieces of machinery used in the Company’s scale-up operations would no longer be part of the Company’s future operations.  The Company engaged a third-party to market the assets and locate a buyer in the fourth quarter of 2015. During the year ended December 31, 2016, the Company was unable to locate a buyer for the machinery and, therefore, wrote the remaining value of the machinery down to zero.  The Company recorded impairment charges of $216 and $289 in the years ended December 31, 2016 and 2015, respectively.  The impairment charges are included in research and development expense on the Company’s consolidated statement of operations and comprehensive loss.  The Company had no assets classified as held for sale as of December 31, 2017 and 2016.

Other Assets

In February 2017, the Company paid a $2.0 million PDUFA fee to the FDA in conjunction with the filing of its NDA for ESKATA.  The Company requested a waiver and refund of this PDUFA fee, which was approved by the FDA in December 2017.  The amount paid by the Company has been recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheet since the refund was not received until after December 31, 2017.

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

The Company’s cash equivalents, marketable securities and contingent consideration are carried at fair value, determined according to the fair value hierarchy described above.  The carrying value of the Company’s accounts payable and accrued expenses approximate fair value due to the short-term nature of these liabilities.

Concentration of Credit Risk and of Significant Customers and Suppliers

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

The Company’s top five customers represented 70% of total laboratory service revenues earned from August 3, 2017, the date of acquisition of Confluence, through December 31, 2017.

The Company is dependent on third party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and other components.

Deferred Offering Costs

The Company recorded legal, accounting and other third-party fees associated directly with the filing of its registration statement on Form S-3 in November 2016, in other assets on its consolidated balance sheet.  These deferred offering costs are recorded in stockholders’ equity as a reduction of the proceeds generated from offerings consummated under the Form S-3 on a pro rata basis.  The Company may also record legal, accounting and other third-party fees directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are completed.  The deferred costs related to an in-process equity financing are recorded in stockholders’ equity as a reduction of the proceeds generated from the related offering when it is completed.  Deferred offering costs were $62 and $116 as of December 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Computer equipment is depreciated over three years. Manufacturing and laboratory equipment is depreciated over five years. Furniture and fixtures are depreciated over five years.  Leasehold improvements are depreciated over the shorter of the lease term or their useful life.  Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

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

Intangible Assets

Intangible assets include both finite-lived and indefinite-lived assets.  Finite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Finite-lived intangible assets consist of a research technology platform the Company acquired through the acquisition of Confluence.  Indefinite-lived intangible assets consist of an in-process research and development (“IPR&D”) drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

Finite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Indefinite-lived intangible assets are tested for impairment at least annually, which the Company performs during the fourth quarter, or when indicators of an impairment are present.  The Company recognizes impairment losses when and to the extent that the estimated fair value of an indefinite-lived intangible asset is less than its carrying value.

Goodwill

Goodwill is not amortized, but rather is subject to testing for impairment at least annually, which the Company performs during the fourth quarter, or when indicators of an impairment are present.  The Company considers each of its operating segments, dermatology therapeutics and contract research, to be a reporting unit since this is the lowest level for which discrete financial information is available.  The Company has attributed the full amount of the goodwill acquired with Confluence, or $18,504, to the dermatology therapeutics segment.  The annual impairment test performed by the Company is a qualitative assessment based upon current facts and circumstances related to operations of the dermatology therapeutics segment.  If the qualitative assessment indicates an impairment may be present, the Company would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

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

Segment Data

The Company operates in two segments, dermatology therapeutics and contract research, for the purposes of assessing performance and making operating decisions. The Company’s dermatology therapeutics segment, which has not generated any revenue to date, is focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology and immunology.  The Company’s contract research segment is focused on providing laboratory services under contract research arrangements to pharmaceutical and biotech companies looking to supplement their research and development efforts with difficult-to-execute specialty skills and programs.

Recently Issued and Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations-Clarifying the Definition of a Business (Topic 805).  The amendments in this ASU provide a screen to determine when a set of acquired assets and/or activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  The amendments in this ASU will reduce the number of transactions that meet the definition of a business.  ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted.  The Company is assessing the potential impact of ASU 2017-01 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other-Simplifying the Test for Goodwill Impairment (Topic 350).  Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The amendments in this ASU eliminate Step 2 from the goodwill impairment test.  ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted.  The Company adopted the provisions of this standard early, the impact of which on its consolidated financial statements was not significant.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).  This ASU introduces a new model for recognizing credit losses on financial instruments based upon estimated expected credit losses.  ASU 2016-13 will apply to loans, accounts receivable, financial assets measured at amortized cost and at fair value through other comprehensive income, loan commitments and certain off-balance sheet credit exposures.  ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted.  The Company is assessing the potential impact of ASU 2016-13 on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  This ASU requires all tax effects of share-based payment settlements to be recorded through the income statement.  Currently, tax benefits in excess of compensation cost, or “windfalls”, are recorded in equity, and tax deficiencies, or “shortfalls”, are recorded to equity to the extent of previous windfalls, and then to the income statement.  In addition, under the new guidance, companies will be permitted to make a policy election to recognize the impact of forfeitures either when they occur, or on an estimated basis.  Finally, this update simplifies withholding requirements to allow companies to withhold up to an employee’s maximum tax rate without resulting in liability classification for the award.  ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016.  The Company adopted the provisions of this standard early, the impact of which on its consolidated financial statements was not significant.

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

In November 2015, the FASB issued ASU 2015- 17, Balance Sheet Classification of Deferred Taxes.  The amendments in this update simplify the presentation of deferred income taxes to require that deferred tax liabilities and assets are classified as noncurrent in a statement of financial position.  The amendments are effective for annual reporting periods beginning after December 15, 2016 and interim reporting periods within those annual periods.  Early application is permitted. The Company adopted the provisions of this standard early, the impact of which on its consolidated financial statements was not significant.

3. Confluence Acquisition

In August 2017, the Company entered into an Agreement and Plan of Merger with Confluence, Aclaris Life Sciences, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), and Fortis Advisors LLC, as representative of the holders of Confluence equity (the “Agreement and Plan of Merger”).  Pursuant to the terms of the Agreement and Plan of Merger, the Merger Sub merged with and into Confluence, with Confluence surviving as a wholly-owned subsidiary of the Company, resulting in the Company’s acquisition of 100% of the outstanding shares of Confluence.  Pursuant to the terms of the Agreement and Plan of Merger, the Company gave aggregate consideration with a fair value of $24,322 to the equity holders of Confluence, subject to a post-closing working capital adjustment. Confluence was a privately held biotechnology company focused on the discovery and development of kinase inhibitors to treat inflammatory and immunological disorders and cancer.  Confluence also provided laboratory services under contract research arrangements to pharmaceutical and biotechnology companies looking to supplement their research and development efforts with difficult-to-execute specialty skills and programs.  The acquisition of Confluence has added small molecule drug discovery and preclinical development capabilities, which has allowed the Company to bring early-stage research and development activities in-house that were previously outsourced to third parties.

The Company also agreed to pay the Confluence equity holders contingent consideration of up to $80,000, based upon the achievement of certain development, regulatory and commercial milestones set forth in the Agreement and Plan of Merger.  Of the contingent consideration, $2,500 may be paid in shares of the Company’s common stock upon the achievement of a specified development milestone.  In addition, the Company has agreed to pay the Confluence equity holders specified future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Agreement and Plan of Merger to a third party, the Company will be obligated to pay the Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) that the Company receives from such sales, licenses or transfers in specified circumstances.

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

The estimated fair value of the IPR&D, and other identified intangibles, acquired was determined using a replacement cost method, which estimates the cost that would be required to rebuild the intangible assets identified in the acquisition of Confluence.  The acquisition of Confluence resulted in the recognition of goodwill in the amount of $18,504 which represents the value of new products and technologies to be developed in the future as well as the value of the employee workforce acquired.

The following supplemental unaudited pro forma information presents the Company’s financial results, for the periods presented, as if the acquisition of Confluence had occurred on January 1, 2015.  This supplemental unaudited pro forma financial information has been prepared for comparative purposes only, and is not necessarily indicative of what actual results would have been had the acquisition of Confluence occurred on January 1, 2015, nor is this information indicative of future results.

	Year Ended
	December 31,
	2017	2016	2015

Revenue	$4,365	$3,693	$2,630
Gross profit	1,347	1,652	1,302
Total operating expenses	73,810	51,277	24,151
Net loss	(70,391)	(49,148)	(22,803)

The supplemental unaudited pro forma financial results for the year ended December 31, 2017 includes an adjustment to exclude $1,351 of acquisition-related expenses, as well as $888 to exclude revenue billed to the Company by Confluence.  The supplemental unaudited pro forma financial results for the year ended December 31, 2017 also includes an adjustment for amortization expense related to the other intangible assets acquired.

There were no acquisition-related expenses incurred, or revenue billed to the Company by Confluence, for the years ended December 31, 2016 and 2015, and accordingly, no adjustments are necessary for these items in the supplemental pro forma financial results for those years.  The supplemental unaudited pro forma financial results for the years ended December 31, 2016 and 2015 includes an adjustment for amortization expense related to the other intangible assets acquired.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,339	$—	$—	$19,339
Marketable securities	—	188,652	—	188,652
Total Assets	$19,339	$188,652	$—	$207,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$4,378	$4,378
Total liabilities	$—	$—	$4,378	$4,378

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$11,522	$12,691	$—	$24,213
Marketable securities	—	143,963	—	143,963
Total	$11,522	$156,654	$—	$168,176

As of December 31, 2017 and 2016, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund which was valued based upon Level 1 inputs, and commercial paper and corporate debt securities which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third‑party pricing service based on available trade, bid and other observable market data for identical securities. Quarterly, the Company compares the quoted prices obtained from the third‑party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the years ended December 31, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

As of December 31, 2017 and 2016, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Marketable securities:
Corporate debt securities	$37,401	$—	$(68)	$37,333
Commercial paper	85,202	—	—	85,202
Asset-backed securities	16,708	—	(13)	16,695
U.S. government agency debt securities	49,511	—	(89)	49,422
Total marketable securities	$188,822	$—	$(170)	$188,652

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$51,352	$—	$(59)	$51,293
Commercial paper	20,463	—	—	20,463
Asset-backed securities	28,692	6	(1)	28,697
U.S. government agency debt securities	43,505	8	(3)	43,510
Total marketable securities	$144,012	$14	$(63)	$143,963

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2017	2016
Computer equipment	$650	$310
Manufacturing equipment	511	149
Lab equipment	721	—
Furniture and fixtures	327	115
Leasehold improvements	430	33
Property and equipment, gross	2,639	607
Accumulated depreciation	(480)	(126)
Property and equipment, net	$2,159	$481

Depreciation expense was $370, $120 and $90 for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016
Employee compensation expenses	$3,010	$1,732
Research and development expenses	627	1,166
Payable to NST	590	—
Vixen contract payable	100	100
Capital leases, current portion	142	—
Other	471	380
Total accrued expenses	$4,940	$3,378

7. Stockholders’ Equity

Preferred Stock

As of December 31, 2017 and 2016, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2017 and 2016.

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

Common Stock

As of December 31, 2017 and 2016, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through December 31, 2017.

Restricted Common Stock

In July 2012, the Company issued 2,730,427 shares of restricted common stock with time-based vesting to its founders in connection with the formation of the Company.  Unvested shares of restricted common stock could not be sold or transferred by the holders of those shares.  Of the shares issued in July 2012, 1,918,834 shares were subject to vesting pursuant to restricted stock agreements with 25% vesting in July 2013 and the remaining 75% vesting in equal monthly installments over a three-year period thereafter.  Upon the Company’s IPO in October 2015, all remaining unvested shares of restricted common stock vested immediately.  The estimated grant‑date fair value of the restricted common stock issued was $0.00001 per share, equal to the par value of each share issued.  The aggregate fair value of restricted common stock that vested during the years ended December 31, 2017, 2016 and 2015 was $0, $0 and $6,423, respectively.  As of December 31, 2017 and 2016, no shares were subject to repurchase.

Initial Public Offering

In October 2015, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”).  The Company’s common stock began trading on the Nasdaq Global Select Market on October 7, 2015.  The IPO closed on October 13, 2015, and 5,000,000 shares of common stock were sold at a price to the public of $11.00 per share, for aggregate gross proceeds of $55,000.  In addition, upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock was converted into an aggregate total of 11,677,076 shares of common stock.  The conversion of the convertible preferred stock was a non-cash transaction which has been excluded from the Consolidated Statements of Cash Flows.

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

Private Placement

In June 2016, pursuant to a securities purchase agreement with certain accredited investors dated May 27, 2016, the Company closed a private placement in which it sold an aggregate of 1,081,082 shares of common stock at a price of $18.50 per share, for gross proceeds of $20,000.  The Company incurred placement agent fees of $1,300 and expenses of $153 in connection with the private placement.  The net offering proceeds received by the Company, after deducting placement agent fees and transaction expenses, were $18,547.

November 2016 Public Offering

In November 2016, the Company’s registration statement on Form S-3 was declared effective by the SEC.  On November 23, 2016, the Company closed a follow-on public offering in which 4,000,000 shares of common stock were sold to the public at a price of $22.75 per share, for gross proceeds of $91,000.  On November 17, 2016, the underwriters exercised in full their option to purchase 600,000 additional shares of common stock at a price to the public of $22.75 per share, for gross proceeds of $13,650.

The Company paid underwriting discounts and commissions of $6,279 to the underwriters in connection with the offering, including the underwriters’ exercise of their option to purchase additional shares.  In addition, the Company incurred expenses of $188 in connection with the offering.  The net offering proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were $98,158.

At-The-Market Equity Offering

In November 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under the Company’s registration statement on Form S-3.  During the year ended December 31, 2017, the Company issued 635,000 shares of common stock under the at-the-market sales agreement.  As of December 31, 2017, the Company had issued and sold an aggregate of 635,000 shares of common stock under the at-the-market sales agreement at a weighted average price per share of $31.50, for aggregate gross proceeds of $20,003.  The Company incurred expenses of $691 in connection with the shares issued under the at-the-market sales agreement.

August 2017 Public Offering

In August 2017, the Company entered into an underwriting agreement pursuant to which the Company issued and sold 3,747,602 shares of common stock under the Company’s registration statement on Form S-3, including the underwriters’ partial exercise of their option to purchase additional shares.  The shares of common stock were sold to the public at a price of $23.02 per share, for gross proceeds of $86,270.

The Company paid underwriting discounts and commissions of $5,176 to the underwriters in connection with the offering.  In addition, the Company incurred expenses of $176 in connection with the offering.  The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses, were $80,918.

8. Stock‑Based Awards

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The only employees eligible to receive grants of awards under the 2017 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2017 Inducement Plan the Company may grant up to 1,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock awards.  The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2017 Inducement Plan will be added back to the shares of common stock available for issuance under the 2017 Inducement Plan.  As of December 31, 2017, 489,884 shares of common stock were available for grant under the 2017 Inducement Plan.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan.  The 2015 Plan became effective in connection with the Company’s IPO.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of December 31, 2017, 1,404,498 shares remained available for grant under the 2015 Plan.  As of January 1, 2018, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,234,260 shares.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted a total of 1,140,524 stock options under the 2012 Plan, of which 984,720 and 1,049,667 were outstanding as of December 31, 2017, and 2016, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended
	December 31,
	2017	2016	2015

Risk-free interest rate	1.93%	2.06%	1.78%
Expected term (in years)	6.2	6.5	6.3
Expected volatility	94.19%	94.86%	93.90%
Expected dividend yield	0%	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeiture in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2017, 2016 and 2015:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2014	500,262		$1.22	9.77	$305
Granted	1,238,262		18.08
Exercised	—		—
Forfeited and canceled	—		—
Outstanding as of December 31, 2015	1,738,524		13.23	9.51	24,722
Granted	1,083,919		27.12
Exercised	(51,980)		—
Forfeited and canceled	(68,113)		—
Outstanding as of December 31, 2016	2,702,350		$18.94	9.05	$24,434
Granted	790,100		26.21
Exercised	(36,738)		6.40
Forfeited and cancelled	(126,955)		22.05
Outstanding as of December 31, 2017	3,328,757		$20.69	8.28	$19,812
Options vested and expected to vest as of December 31, 2017	3,328,757		$20.69	8.28	$19,812
Options exercisable as of December 31, 2017	1,239,736	(1)	$15.56	7.43	$13,414

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of December 31, 2017.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $20.28, $21.16 and $13.84 per share, respectively.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2017, 2016 and 2015.

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2014	—
Granted	53,800	$28.68
Vested	—
Forfeited and cancelled	—
Outstanding as of December 31, 2015	53,800	28.68
Granted	180,764	27.16
Vested	(12,950)	28.68
Forfeited and cancelled	(2,000)	28.68
Outstanding as of December 31, 2016	219,614	$27.43
Granted	117,883	26.27
Vested	(40,705)	26.89
Forfeited and cancelled	(13,239)	27.53
Outstanding as of December 31, 2017	283,553	$27.02

Stock‑Based Compensation

The following table summarizes stock-based compensation expense recorded by the Company for the years ended December 31, 2017, 2016 and 2015:

	Year Ended
	December 31,
	2017	2016	2015

Cost of revenue	$211	$—	$—
Research and development	5,471	2,291	257
General and administrative	8,748	3,813	634
Total stock-based compensation expense	$14,430	$6,104	$891

As of December 31, 2017, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $36,150 and $5,849, respectively, which is expected to be recognized over weighted average periods of 2.93 years and 2.93 years, respectively.

9. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended
	December 31,
	2017	2016	2015
Numerator:
Net loss	$(68,523)	$(48,079)	$(20,563)
Accretion of redeemable convertible preferred stock	—	—	(2,566)
Net loss attributable to common stockholders	$(68,523)	$(48,079)	$(23,129)
Denominator:
Weighted average shares of common stock outstanding	28,102,386	21,415,733	6,637,678
Less: Weighted average shares of unvested restricted common stock outstanding	—	—	(530,636)
Weighted average common shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	28,102,386	21,415,733	6,107,042
Net loss per share attributable to common stockholders, basic and diluted	$(2.44)	$(2.25)	$(3.79)

To calculate net loss attributable to common stockholders the Company reduced the net loss for the accretion of issuance costs and cumulative dividends accrued but not paid through August 28, 2015, and the remaining cumulative dividends accrued but not paid through October 13, 2015, the date on which all convertible preferred stock converted to common stock.

The Company’s potential dilutive securities, which included stock options, RSUs, preferred stock, and shares of restricted common stock that were issued but not yet vested, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following table presents potential common shares excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015.  All share amounts presented in the table below represent the total number outstanding as of December 31.

	Year Ended
	December 31,
	2017	2016	2015

Options to purchase common stock	3,328,757	2,702,350	1,738,524
Restricted stock unit awards	283,553	219,614	53,800
Total potential common shares	3,612,310	2,921,964	1,792,324

10. Commitments and Contingencies

Agreements for Office Space

In November 2017, the Company entered into a sublease agreement with a third party.  The Company subleases 33,019 square feet of office space under the terms of the agreement for its headquarters in Wayne, Pennsylvania.  Subject to the consent of Chesterbrook Partners, LP (“Landlord”) as set forth in the lease by and between them and Auxilium Pharmaceuticals, LLC (“Sublandlord”), the sublease has a term that runs through October 2023.  If for any reason the lease between the Landlord and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate.

In November 2016, the Company entered into a lease agreement with a third party for additional office space in the Malvern, Pennsylvania with a term beginning in February 2017, and ending in November 2019.  The Company also occupies office and laboratory space in St. Louis, Missouri under the terms of an agreement which it entered into in January 2018 and which expires in December 2018.

Rent expense was $946, $254 and $119 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recognizes rent expense on a straight-line basis over the term of the agreement and has accrued for rent expense incurred but not yet paid.

As of December 31, 2017, future minimum lease payments under the sublease were as follows:

Year Ending December 31,
2018	$664
2019	627
2020	589
2021	605
2022	622
Thereafter	532
Total	$3,639

Capital Leases for Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two capital lease financing arrangements which the Company entered into in August 2017 and October 2017.  The capital leases have terms which end in October 2020 and December 2020.

Stock Purchase Agreement with Vixen Pharmaceuticals, Inc

Pursuant to the stock purchase agreement with Vixen the Company is obligated to make annual payments of $100 on March 24th of each year, through March 2022, with such amounts being creditable against specified future payments.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2017 or 2016.

11. Income Taxes

The Tax Cuts and Jobs Act (the "TCJA") was enacted on December 22, 2017 and became effective January 1, 2018. The Tax Act made significant changes to U.S. tax law, including lowering U.S. corporate income tax rates, implementing a territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and modifying the taxation of other income and expense items.

The TCJA reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its deferred tax liabilities, net as of December 31, 2017.  The impact of revaluation of the deferred tax liabilities, net was $18,507 of income tax expense, which was more than offset by a reduction in the valuation allowance of $20,344 resulting in a net impact of a $1,837 tax benefit.  The net tax benefit recorded was primarily the result of tax law changes which impacted the deferred tax liability the Company recorded for IPR&D related to the acquisition of Confluence.  Under GAAP, IPR&D is an indefinite lived intangible that is capitalized on the balance sheet, but which does not have a cost basis under U.S. tax law.

The TCJA provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits. The Company did not have consolidated accumulated earnings and profits attributable to its foreign subsidiary; accordingly, the Company did not record any income tax expense related to the transition tax.

Due to the timing of the enactment of the TCJA and the substantial changes it brings, the Staff of the SEC issued SAB 118 which provides a measurement period to report the impact of the TCJA.  During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made.  To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA.

During the years ended December 31, 2017, 2016 and 2015, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$(63,665)	$(40,597)	$(11,823)
Foreign operations	(6,688)	(7,482)	(8,740)
Loss before income taxes	$(70,353)	$(48,079)	$(20,563)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(9.7)	(5.2)	(3.8)
Research and development tax credits	(1.1)	(2.0)	(1.5)
Permanent differences	0.4	1.8	—
Foreign rate differential	1.7	3.2	6.0
Change in deferred tax asset valuation allowance	17.4	36.2	33.3
Impact of U.S. tax reform	22.7	—	—
Effective income tax rate	(2.6)%	—%	—%

Deferred tax liabilities, net as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$26,566	$16,836
Capitalized start up costs	9,940	8,840
Research and development tax credit carryforwards	2,296	1,480
Capitalized research and development expenses	3,595	594
Intangible asset	—	1,403
Stock‑based compensation expenses	6,220	2,629
Property and equipment	86	199
Other	280	2
Total deferred tax assets	48,983	31,983
Deferred tax liabilities:
Section 481(a) adjustment	(498)	(1,257)
Intangible asset	(1,843)	—
Other	(313)	—
Total deferred tax liabilities	(2,654)	(1,257)
Valuation allowance	(46,878)	(30,726)
Deferred tax liabilities, net	$(549)	$—

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $76,310 and $117,808, respectively, which begin to expire in 2032.  As of December 31, 2017, the Company also had federal research and development tax credit carryforwards of $2,202 which begin to expire in 2032, and state research and development tax credit carryforwards of $118 which begin to expire in 2022. The Company also has $1,292 of loss carry forwards in the United Kingdom which can be carried forward indefinitely. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2016. Although the Company has experienced Section 382 ownership changes since 2012, the Company has concluded that it should have sufficient ability to utilize NOLs accumulated during the periods tested. The Company has not yet determined if a Section 382 ownership change has occurred during the year ended December 31, 2017, or for Confluence prior to the acquisition. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2017 and 2016. The Company evaluates positive and negative evidence of its’ ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017, 2016, and 2015 related primarily to the increases in net operating loss carryforwards, capitalized start-up costs, and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2017	2016	2015
Valuation allowance at beginning of year	$(30,726)	$(13,286)	$(6,444)
Decreases recorded as benefit to income tax provision	—	—	—
Increases resulting from the acquisition of Confluence	(4,176)	—	—
Increases recorded to income tax provision	(11,976)	(17,440)	(6,842)
Valuation allowance as of end of year	$(46,878)	$(30,726)	$(13,286)

During the year ended December 31, 2015, the Company recorded unrecognized tax benefits in the amount of $4,400 related to start-up costs that were previously deducted beginning in the initial return filing period ended December 31, 2012.  During the year ended December 31, 2016, the Company filed a method of accounting change with the IRS related to the start-up costs, and reversed the related unrecognized tax position.  During the year ended December 31, 2017, the Company recorded uncertain tax benefits related to tax positions from the acquired Confluence business.  The following table summarizes the changes in the Company’s unrecognized tax benefits:

	Year ended December 31,
	2017	2016	2015
Unrecognized tax benefits at beginning of year	$—	$(4,400)	$—
Increases related to prior year tax provisions	(43)	—	(2,624)
Decreases related to prior year tax provisions	—	4,400	—
Increases related to current year tax provisions	—	—	(1,776)
Unrecognized tax benefits as of end of year	$(43)	$—	$(4,400)

The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $36 and $0 as of December 31, 2017 and 2016, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and comprehensive loss.  During each of the years ended December 31, 2017, 2016 and 2015, the Company recognized expense (benefit) of $3, $0 and $0, respectively, related to interest and penalties.

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

12. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently amended and restated in March 2014 and further amended in December 2014.  In August 2015, pursuant to an Assignment and Assumption Agreement, NeXeption, Inc. assigned all interests, rights, duties and obligations under the sublease to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  Following the Assignment and Assumption Agreement, the sublease was further amended in August 2015, February 2016, October 2016 and July 2017.  On November 30, 2017, the Company entered into an agreement with NST Consulting, LLC to terminate the sublease effective March 31, 2018.  The Company agreed to pay $590 to NST Consulting, LLC, which amount represents accelerated rent payments.  The Company recorded a one-time charge of $506 in the year ended December 31, 2017 which is included in general and administrative expenses in the consolidated statement of operations.  Total payments made under the sublease during the years ended December 31, 2017, 2016 and 2015, were $318, $253 and $127, respectively.

In February 2014, the Company entered into a services agreement with NST, LLC (the “NST Services Agreement”), pursuant to which NST, LLC provided certain pharmaceutical development, management and other administrative services to the Company.  The NST Services Agreement was amended in January 2015 pursuant to which NST, LLC assigned all interests, rights, duties and obligations under the NST Services Agreement to NST Consulting, LLC.  Under the NST Services Agreement, as amended, the Company also provided services to another company under common control with the Company and NST Consulting, LLC and was reimbursed by NST Consulting, LLC for those services.  The Company may offset any payments owed by the Company to NST Consulting, LLC against payments that are owed by NST Consulting, LLC to the Company for the provision of personnel, including consultants, to the Company.  In November 2017, the Company provided notice of termination of the NST Services Agreement to NST Consulting, LLC effective December 31, 2017.

Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC, and three of the Company’s executive officers are and have been members of entities affiliated with NST, LLC.

During the years ended December 31, 2017, 2016 and 2015 amounts included in the consolidated statement of operations for the NST Services Agreement are summarized in the following table:

	Year Ended
	December 31,
	2017	2016	2015
Services provided by NST Consulting, LLC	$225	$323	$455
Services provided to NST Consulting, LLC	(17)	(56)	(294)
General and administrative expense, net	$208	$267	$161

Services provided by NST Consulting, LLC	$—	$246	$52
Services provided to NST Consulting, LLC	—	(97)	(259)
Research and development expense, net	$—	$149	$(207)

Services provided by NST Consulting, LLC	$225	$569	$507
Services provided to NST Consulting, LLC	(17)	(153)	(553)
Total, net	$208	$416	$(46)

Net payments made to (received from) NST Consulting, LLC	$300	$325	$(46)

The Company had a net amount payable of $570 and $91 due to NST Consulting, LLC under the NST Services Agreement as of December 31, 2017, and December 31, 2016, respectively.

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

Under the terms of the assignment agreement and the finder’s services agreement, the Company made one-time milestone payments of $400 in 2013 upon the dosing of the first human subject with ESKATA in the Company’s Phase 2 clinical trial. There are no remaining potential milestone payments under the assignment agreement. Under the finder’s services agreement, the Company made one-time milestone payments of $300 in the year ended December 31, 2016 upon the dosing of the first human subject with ESKATA in the Company’s Phase 3 clinical trial and $1,000 in the year ended December 31, 2017 upon the achievement of specified regulatory milestones.  The Company is obligated to make additional payments of up to $4,500 upon the achievement of specified commercial milestones under the finder’s services agreement.  The Company recorded both milestone payments made under the finder’s services agreement as general and administrative expense in the consolidated statement of operations.  Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of ESKATA or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. The Company has not made any royalty payments to date under either agreement. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

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

Stock Purchase Agreement with Vixen Pharmaceuticals, Inc. and License Agreement with Columbia University

In March 2016, the Company entered into a stock purchase agreement (the “Vixen Agreement”) with Vixen, JAK1, LLC, JAK2, LLC and JAK3, LLC (all together with Vixen, the “Selling Stockholders”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Selling Stockholders. Pursuant to the Vixen Agreement, the Company acquired all shares of Vixen’s capital stock from the Selling Stockholders (the “Vixen Acquisition”). Following the Vixen Acquisition, Vixen became a wholly-owned subsidiary of the Company. Pursuant to the Vixen Agreement, the Company paid $600 upfront and issued an aggregate of 159,420 shares of the Company’s common stock to the Selling Stockholders. The Company is obligated to make annual payments of $100 on March 24th of each year, through March 2022, with such amounts being creditable against specified future payments that may be paid under the Vixen Agreement.

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

14. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 100% of employee contributions to the 401(k) Plan up to 4% of the employee’s earnings, subject to certain limitations. Company contributions under the 401(k) Plan were $270, $176 and $99 for the years ended December 31, 2017, 2016 and 2015, respectively.

15. Segment Information

The Company has two reportable segments, dermatology therapeutics and contract research.  The dermatology therapeutics segment is focused on identifying, developing and commercializing innovative and differentiated therapies to address significant unmet needs in medical and aesthetic dermatology.  The Company’s lead drug, ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that the Company is commercializing as a prescription treatment for raised SKs, a common non-malignant skin tumor, and which will be distributed by a wholesaler.  The contract research segment earns revenue from the provision of laboratory services to clients through Confluence, the Company’s wholly-owned subsidiary.  Laboratory service revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis.  The Company does not report balance sheet information by segment since it is not reviewed by the chief operating decision maker, and all of the Company’s tangible assets are held in the United States.

	Dermatology	Contract	Corporate	Total
Year Ended December 31, 2017	Therapeutics	Research	and Other	Company
Revenue	$—	$3,202	$(1,519)	$1,683
Cost of revenue	—	2,726	(1,519)	1,207
Research and development	39,790	—	—	39,790
General and administrative	13,991	673	18,445	33,109
Loss from operations	$(53,781)	$(197)	$(18,445)	$(72,423)

	Dermatology	Contract	Corporate	Total
Year Ended December 31, 2016	Therapeutics	Research	and Other	Company
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Research and development	33,476	—	—	33,476
General and administrative	3,450	—	11,641	15,091
Loss from operations	$(36,926)	$—	$(11,641)	$(48,567)

	Dermatology	Contract	Corporate	Total
Year Ended December 31, 2015	Therapeutics	Research	and Other	Company
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Research and development	15,339	—	—	15,339
General and administrative	1,195	—	4,133	5,328
Loss from operations	$(16,534)	$—	$(4,133)	$(20,667)

Foreign Subsidiary

The Company’s wholly-owned subsidiary, ATIL, was formed and operates in the United Kingdom.  ATIL is utilized for research and development, regulatory and administrative functions and had $175 and $4,786 of net assets, composed principally of cash, as of December 31, 2017 and 2016, respectively.

Intersegment Revenue

Revenue for the contract research segment includes $1,519 for services performed on behalf of the dermatology therapeutics segment for the period between August 3, 2017, the acquisition date for Confluence, and December 31, 2017.  All intersegment revenue has been eliminated in the Company’s consolidated statement of operations.

16. Quarterly Financial Information (unaudited)

The following table summarizes the unaudited consolidated financial results of operations for the quarters indicated:

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$—	$—	$684	$999
Gross profit	—	—	231	245
Operating expenses	12,930	15,295	18,987	25,687
Other income, net	371	457	564	678
Net loss	(12,559)	(14,838)	(18,192)	(22,934)
Net loss per share, basic and diluted	$(0.48)	$(0.56)	$(0.63)	$(0.74)

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating expenses	13,139	12,989	10,812	11,627
Other income, net	100	118	118	152
Net loss	(13,039)	(12,871)	(10,694)	(11,475)
Net loss per share, basic and diluted	$(0.65)	$(0.62)	$(0.50)	$(0.49)

Net loss per share is computed independently for each quarter and, therefore, the sum of the quarterly per share amounts may not equal the year-to-date per share amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  We have excluded our 2017 acquisition of Confluence from the assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by us in a business combination in August 2017.  The acquisition of Confluence represented approximately 2% of our consolidated total assets and all of our consolidated net revenues as of, and for the year ended, December 31, 2017.  Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes-Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Information Regarding the Board of Directors and Corporate Governance," "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Executive Compensation" and "Non-Employee Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the captions "Transactions with Related Persons" and "Independence of the Board of Directors."

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2018 Proxy Statement under the caption "Ratification of Selection of Independent Auditors."

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

2.2#

Agreement and Plan of Merger, dated as of August 3, 2017, by and among the Registrant, Aclaris Life Sciences, Inc., Confluence Life Sciences, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on November 7, 2017).

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

10.3#

Finder's Services Agreement, by and between the Registrant and KPT Consulting, LLC, dated as of August 25, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).

10.4

Second Amended and Restated Investors' Rights Agreement, dated as of August 28, 2015, by and among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 4, 2015).

10.5+

Amended and Restated 2012 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 4, 2015).

10.6+

Form of Stock Option Grant under Amended and Restated 2012 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).

10.7+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-207434), filed with the SEC on October 15, 2015).
10.8+

Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 25, 2015).

10.9+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 25, 2015).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).

10.11+

Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 25, 2015).

10.12#

License and Collaboration Agreement, by and between Aclaris Therapeutics International Limited and Rigel Pharmaceuticals, Inc., dated as of August 27, 2015 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on October 1, 2015).

10.13+

Amended and Restated Employment Agreement, by and between the Registrant and Neal Walker, dated as of October 5, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on November 18, 2015).

10.14+

Employment Agreement, by and between the Registrant and Stuart Shanler, dated as of October 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on November 18, 2015).

10.15+

Employment Agreement, by and between the Registrant and Christopher Powala, dated as of September 17, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on November 18, 2015).

10.16	#

Exclusive License Agreement, by and between The Trustees of Columbia University in the City of New York and Vixen Pharmaceuticals, Inc., dated as of December 31, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 11, 2016).

10.17

Amendment to Assignment Agreement, by and between the Registrant and Mickey J. Miller, II, as personal representative of the estate of Mickey J. Miller, dated as of June 15, 2016 (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212095), filed with the SEC on June 2, 2016).

10.18

Common Stock Sales Agreement, dated November 2, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 2, 2016).

10.19

Employment Agreement with Kamil Ali-Jackson, dated as of September 17, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 9, 2017).

10.20		Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).
10.21

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).

10.22

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with the Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).

10.23

Sublease, dated November 2, 2017, by and between the Company and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 2, 2017).

21.1*		Subsidiaries of the Registrant.
23.1*		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*		Power of Attorney (contained on signature page hereto).
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

Date: March 12, 2018

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

Signature	Title	Date
/s/ Neal Walker	President, Chief Executive Officer and Director	March 12, 2018
Neal Walker	(Principal Executive Officer)

/s/ Frank Ruffo	Chief Financial Officer	March 12, 2018
Frank Ruffo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen A. Tullman	Chairman of the Board of Directors	March 12, 2018
Stephen A. Tullman

/s/ Christopher Molineaux	Director	March 12, 2018
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	March 12, 2018
Anand Mehra, M.D.

/s/ William Humphries	Director	March 12, 2018
William Humphries

/s/ Andrew Powell	Director	March 12, 2018
Andrew Powell

/s/ Andrew Schiff	Director	March 12, 2018
Andrew Schiff