Form 10-Q
period 2018-06-30
Aclaris Therapeutics, Inc.
filed 2018-08-03
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on August 2, 2018 was 30,980,663.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$46,035	$20,202
Marketable securities	118,569	173,655
Accounts receivable, net	2,182	481
Inventory	1,026	—
Prepaid expenses and other current assets	3,360	5,883
Total current assets	171,172	200,221
Marketable securities	—	14,997
Property and equipment, net	4,375	2,159
Intangible assets	7,311	7,349
Goodwill	18,504	18,504
Other assets	457	279
Total assets	$201,819	$243,509
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,504	$7,822
Accrued expenses	7,565	4,940
Total current liabilities	20,069	12,762
Contingent consideration	5,244	4,378
Other liabilities	1,754	558
Deferred tax liability	549	549
Total liabilities	27,616	18,247
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 30,965,296 and 30,856,505 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid‑in capital	395,273	384,943
Accumulated other comprehensive loss	(188)	(246)
Accumulated deficit	(220,882)	(159,435)
Total stockholders’ equity	174,203	225,262
Total liabilities and stockholders’ equity	$201,819	$243,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
ESKATA product sales, net	$1,533	$—	$1,533	$—
Contract research	1,143	—	2,261	—
Other revenue	1,000	—	1,000	—
Total revenue, net	3,676	—	4,794	—
Cost of revenue	1,181	—	2,148	—
Gross profit	2,495	—	2,646	—

Operating expenses:
Research and development	13,984	7,965	27,590	15,737
Sales and marketing	12,368	2,188	23,601	3,626
General and administrative	8,121	5,142	14,381	8,862
Total operating expenses	34,473	15,295	65,572	28,225
Loss from operations	(31,978)	(15,295)	(62,926)	(28,225)
Other income, net	760	457	1,479	828
Net loss	$(31,218)	$(14,838)	$(61,447)	$(27,397)

Net loss per share, basic and diluted	$(1.01)	$(0.56)	$(1.99)	$(1.04)
Weighted average common shares outstanding, basic and diluted	30,944,899	26,594,854	30,915,577	26,339,250

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax of $0	$111	$(4)	$46	$(56)
Foreign currency translation adjustments	28	87	12	159
Total other comprehensive income	139	83	58	103
Comprehensive loss	$(31,079)	$(14,755)	$(61,389)	$(27,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,856,505	$—	$384,943	$(246)	$(159,435)	$225,262
Exercise of stock options and vesting of RSUs	108,791	—	(62)	—	—	(62)
Unrealized gain on marketable securities	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	12	—	12
Stock-based compensation expense	—	—	10,392	—	—	10,392
Net loss	—	—	—	—	(61,447)	(61,447)
Balance at June 30, 2018	30,965,296	$—	$395,273	$(188)	$(220,882)	$174,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(61,447)	$(27,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537	105
Stock-based compensation expense	10,392	6,457
Change in fair value of contingent consideration	866	—
Changes in operating assets and liabilities:
Accounts receivable	(1,701)	—
Inventory	(1,026)	—
Prepaid expenses and other assets	2,345	(3,897)
Accounts payable	4,693	3,161
Accrued expenses	1,636	(1,168)
Net cash used in operating activities	(43,705)	(22,739)
Cash flows from investing activities:
Purchases of property and equipment	(650)	(388)
Purchases of marketable securities	(74,246)	(41,534)
Proceeds from sales and maturities of marketable securities	144,375	47,652
Net cash provided by investing activities	69,479	5,730
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	19,311
Capital lease payments	(335)	—
Proceeds from the exercise of employee stock options	394	235
Net cash provided by financing activities	59	19,546
Net increase in cash and cash equivalents	25,833	2,537
Cash and cash equivalents at beginning of period	20,202	30,171
Cash and cash equivalents at end of period	$46,035	$32,708
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$442	$190
Property and equipment obtained pursuant to capital lease financing arrangements	$1,896	$—
Offering costs included in accounts payable	$20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In March 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In August 2017, Aclaris Life Sciences Inc. (formerly known as Confluence Life Sciences Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof (see Note 3).  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company”.  The Company is a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative therapies to address significant unmet needs in medical and aesthetic dermatology and immunology. The Company’s lead drug, ESKATA (hydrogen peroxide) Topical Solution, 40% (w/w) (“ESKATA”), is a proprietary high‑concentration formulation of hydrogen peroxide that the Company is commercializing as an office-based prescription treatment for raised seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company submitted a New Drug Application (“NDA”) for ESKATA to the U.S. Food and Drug Administration (“FDA”) in February 2017, and it was approved in December 2017.  The Company launched ESKATA in May 2018.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At June 30, 2018, the Company had cash, cash equivalents and marketable securities of $164,604 and an accumulated deficit of $220,882. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, and the commercial launch of ESKATA in May 2018, the Company had never generated any revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing of the Company’s drug candidates, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations.  The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, ATIL, Confluence and Vixen.  All significant intercompany transactions have been eliminated.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2018, and the condensed consolidated statement of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2018, the results of its operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 12, 2018.

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

In February 2017, the Company paid a $2.0 million Prescription Drug User Fee Act (“PDUFA”) fee to the FDA in conjunction with the filing of its NDA for ESKATA.  The Company requested a waiver and refund of this PDUFA fee, which was approved by the FDA in December 2017, and was received by the Company in January 2018.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

ESKATA Product Sales

The Company sells ESKATA to McKesson Specialty Care Distribution (“McKesson”) which resells ESKATA to healthcare providers, group purchasing organizations (“GPOs”) and hospitals.  The Company has entered into an agreement directly with one GPO, and may enter into additional agreements directly with other GPOs and corporate accounts, that provide for discounted pricing in the form of volume-based rebates and chargebacks, and administrative fees.  The Company does not accept product returns.

The Company recognizes revenue from sales of ESKATA at the point when control has transferred to the customer, which generally occurs when McKesson takes delivery of the product.  The Company includes estimates for variable consideration, including rebates, chargebacks and administrative fees, as a reduction of revenue when it is recognized.  Estimates of variable consideration include reserves for rebates, chargebacks and administrative fees related to units remaining in the distribution channel at McKesson.  The Company considers all relevant factors when estimating variable consideration including the terms of current contracts, market trends, industry data and forecasted buying patterns as available and appropriate.

The Company has determined that its arrangement with McKesson, its only direct customer, does not include a financing component since payment terms under the agreement do not exceed one year.  The Company expenses incremental costs of contracts with direct and indirect customers, which generally include sales commissions, in the period they are incurred.

Contract Research

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

The Company also receives revenue from grants under the Small Business Innovation Research program of the National Institutes of Health (“NIH”).  During the six months ended June 30, 2018, the Company, through Confluence, its wholly-owned subsidiary, had two active grants from NIH which were related to early-stage research.  The Company recognizes revenue related to grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

Inventory

Inventory includes the third-party cost of manufacturing and assembly of the finished product form of ESKATA, quality control and other overhead costs.  Inventory is stated at the lower of cost or market.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  The Company had $1,026 and $0 of inventory as of June 30, 2018 and December 31, 2017, respectively, which was comprised solely of finished goods.

Contingent Consideration

The Company initially recorded the contingent consideration related to future potential payments based upon the achievement of certain development, regulatory and commercial milestones, resulting from the acquisition of Confluence, at its estimated fair value on the date of acquisition.  Changes in fair value reflect new information about the likelihood of the payment of the contingent consideration and the passage of time.  For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug, differ from the Company’s assumptions, then the fair value of contingent consideration would be adjusted accordingly.  Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in the Company’s condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with nonemployees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year, and early adoption is permitted.  The Company is evaluating the impact of ASU 2018-07 on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations-Clarifying the Definition of a Business (Topic 805).  The amendments in this ASU provide a screen to determine when a set of acquired assets and/or activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  The amendments in this ASU will reduce the number of transactions that meet the definition of a business.  ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, and early adoption will be permitted.  The Company adopted the provisions of this standard on January 1, 2018, the impact of which on its consolidated financial statements was not significant.

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

The Company accounted for the acquisition of Confluence as a business combination using the acquisition method of accounting.  Under the acquisition method of accounting, the assets acquired and liabilities assumed in this transaction were recorded at their respective fair values on the date of acquisition using assumptions that are subject to change.  The Company finalized the purchase price allocation for the acquisition of Confluence in the second quarter of 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$3,676	$1,067	$4,794	$2,303
Gross profit	995	243	1,146	805
Total operating expenses	32,973	16,133	64,072	29,449
Net loss	(31,218)	(15,432)	(61,447)	(28,106)

The supplemental unaudited pro forma financial results for the three and six months ended June 30, 2017 include adjustments to exclude $370 and $670, respectively, of revenue billed to the Company by Confluence.  The supplemental unaudited pro forma financial results for the three and six months ended June 30, 2017 also include an adjustment for amortization expense related to the other intangible asset acquired.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities, which are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$33,722	$11,182	$—	$44,904
Marketable securities	—	118,569	—	118,569
Total Assets	$33,722	$129,751	$—	$163,473

Liabilities:
Acquisition-related contingent consideration	$—	$—	$5,244	$5,244
Total liabilities	$—	$—	$5,244	$5,244

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,339	$—	$—	$19,339
Marketable securities	—	188,652	—	188,652
Total Assets	$19,339	$188,652	$—	$207,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$4,378	$4,378
Total liabilities	$—	$—	$4,378	$4,378

As of June 30, 2018 and December 31, 2017, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and commercial paper which was valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  On a quarterly basis, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of those quoted prices. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to the quoted prices obtained from the third-party pricing service. During the three and six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.  The change in contingent consideration related to acquisition of Confluence of $866 during the six months ended June 30, 2018 was the result of updates to the Company’s assumptions related to drug discovery research on the soft-JAK inhibitors, which progressed more quickly than originally planned.

The following tables present the fair value of the Company’s available for sale marketable securities by type of security:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$18,084	$—	$(59)	$18,025
Commercial paper	53,626	—	—	53,626
Asset-backed securities	22,021	—	(16)	22,005
U.S. government agency debt securities	24,962	1	(50)	24,913
Total marketable securities	$118,693	$1	$(125)	$118,569

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$37,401	$—	$(68)	$37,333
Commercial paper	85,202	—	—	85,202
Asset-backed securities	16,708	—	(13)	16,695
U.S. government agency debt securities	49,511	—	(89)	49,422
Total marketable securities	$188,822	$—	$(170)	$188,652

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2018	2017
Computer equipment	$1,276	$650
Fleet vehicles	1,896	—
Manufacturing equipment	562	511
Lab equipment	838	721
Furniture and fixtures	523	327
Leasehold improvements	259	430
Property and equipment, gross	5,354	2,639
Accumulated depreciation	(979)	(480)
Property and equipment, net	$4,375	$2,159

Depreciation expense was $296 and $55 for the three months ended June 30, 2018 and 2017, respectively, and $499 and $105 for the six months ended June 30, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
Employee compensation expenses	$3,922	$3,010
Sales and marketing expenses	1,237	39
Research and development expenses	938	627
Capital leases, current portion	552	142
Professional fees	389	108
Payable to NST	—	590
Other	527	424
Total accrued expenses	$7,565	$4,940

7. Stockholders’ Equity

Preferred Stock

As of June 30, 2018 and December 31, 2017, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of June 30, 2018 or December 31, 2017.

Common Stock

As of June 30, 2018 and December 31, 2017, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  The Company did not declare any dividends through June 30, 2018.

At-The-Market Equity Offering

In November 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC to sell the Company’s securities under a shelf registration statement filed in November 2016. During the six months ended June 30, 2018, the Company did not issue any shares of common stock under the at-the-market sales agreement.  As of June 30, 2018, the Company had issued and sold an aggregate of 635,000 shares of common stock under the at-the-market sales agreement at a weighted average price per share of $31.50, for aggregate gross proceeds of $20,003.  The Company has incurred expenses of $691 in connection with the shares issued under the at-the-market sales agreement.

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

8. Stock‑Based Awards

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The only employees eligible to receive grants of awards under the 2017 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq listing rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2017 Inducement Plan upon adoption, the Company may grant up to 1,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards.  The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2017 Inducement Plan will be added back to the shares of common stock available for issuance under the 2017 Inducement Plan.  As of June 30, 2018, 112,224 shares of common stock were available for grant under the 2017 Inducement Plan.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and on September 16, 2015, the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2018, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,234,260 shares. As of June 30, 2018, 1,671,239 shares remained available for grant under the 2015 Plan.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 957,013 and 984,720 were outstanding as of June 30, 2018 and December 31, 2017, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of the shares of common stock underlying the awards as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted were as follows:

	Six Months Ended
	June 30,
	2018	2017
Risk-free interest rate	2.63%	1.93%
Expected term (in years)	6.3	6.0
Expected volatility	95.78%	94.09%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2018 through June 30, 2018:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2017	3,328,757		$20.69	8.28	$19,812
Granted	1,215,000		21.70
Exercised	(46,700)		8.43
Forfeited and cancelled	(181,115)		24.79
Outstanding as of June 30, 2018	4,315,942		$20.93	8.34	$13,650
Options vested and expected to vest as of June 30, 2018	4,315,942		$20.93	8.34	$13,650
Options exercisable as of June 30, 2018	1,377,080	(1)	$15.25	7.21	$10,725

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of June 30, 2018.

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2018 was $17.04 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2018 through June 30, 2018:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2017	283,553	$27.02
Granted	357,360	21.62
Vested	(87,357)	27.13
Forfeited and cancelled	(20,800)	23.70
Outstanding as of June 30, 2018	532,756	$23.51

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$190	$—	$366	$—
Research and development	1,756	1,304	3,483	2,521
Sales and marketing	1,020	400	1,927	780
General and administrative	2,283	1,600	4,616	3,156
Total stock-based compensation expense	$5,249	$3,304	$10,392	$6,457

As of June 30, 2018, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $45,446 and $10,760, respectively, which is expected to be recognized over weighted average periods of 2.88 years and 3.25 years, respectively.

9. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(31,218)	$(14,838)	$(61,447)	$(27,397)
Denominator:
Weighted average shares of common stock outstanding	30,944,899	26,594,854	30,915,577	26,339,250
Net loss per share, basic and diluted	$(1.01)	$(0.56)	$(1.99)	$(1.04)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017.  All share amounts presented in the table below represent the total number outstanding as of June 30, 2018 and 2017.

	June 30,
	2018	2017
Options to purchase common stock	4,315,942	2,773,066
Restricted stock unit awards	532,756	222,886
Total potential shares of common stock	4,848,698	2,995,952

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

Rent expense was $201 and $90 for the three months ended June 30, 2018 and 2017, respectively, and was $478 and $174 for the six months ended June 30, 2018 and 2017, respectively.  The Company recognizes rent expense on a straight-line basis over the term of the lease and has accrued for rent expense incurred but not yet paid.

Capital Leases

Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two capital lease financing arrangements which the Company entered into in August 2017 and October 2017, respectively.  The capital leases have terms which end in October 2020 and December 2020, respectively.

Fleet Vehicles

The Company leases automobiles for its sales force and other field-based employees under the terms of a master lease agreement with a third party.  The lease term for each automobile begins on the date the Company takes delivery and continues for a period of four years.  The Company has accounted for the automobile leases as capital leases in its condensed consolidated financial statements.

As of June 30, 2018, future minimum payments under operating and capital lease agreements were as follows:

Year Ending December 31,
2018	$603
2019	1,061
2020	998
2021	1,015
2022	765
Thereafter	533
Total	$4,975

11. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently assigned to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  In November 2017, the Company terminated the sublease with NST Consulting, LLC effective March 31, 2018.  The Company paid $590 to NST Consulting, LLC, which amount represented accelerated rent payments.  Total payments made under the sublease during the six months ended June 30, 2018 and 2017 were $570 and $124, respectively.

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

During the three and six months ended June 30, 2018 and 2017, amounts included in the condensed consolidated statement of operations and comprehensive loss for the NST Services Agreement are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Services provided by NST Consulting, LLC	$—	$56	$—	$112
Services provided to NST Consulting, LLC	—	(7)	—	(18)
General and administrative expense, net	$—	$49	$—	$94

Net payments made to NST Consulting, LLC	$—	$47	$—	$182

The Company had a net amount payable of $0 and $570 to NST Consulting, LLC under the NST Services Agreement as of June 30, 2018 and December 31, 2017, respectively.

12. Agreements Related to Intellectual Property

License, Development and Commercialization Agreement – Cipher Pharmaceuticals Inc.

In April 2018, the Company entered into an exclusive license agreement with Cipher Pharmaceuticals Inc. (“Cipher”) to obtain regulatory approval of and commercialize A-101 40% Topical Solution in Canada for the treatment of SK.  Cipher is responsible for obtaining marketing approval in Canada for A-101 40% Topical Solution.  The Company will supply Cipher with finished product, and, if approved, Cipher will be responsible for distribution and commercialization of A-101 40% Topical Solution in Canada.  Additionally, Cipher is responsible for all expenses related to regulatory and commercial activities for A-101 40% Topical Solution in Canada.  The Company received an up-front payment of $1,000 upon signing of the agreement with Cipher, which is included in revenue on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018.  The Company can earn aggregate payments of $1,000 upon the achievement of specified development milestones, and aggregate payments of $1,750 upon the achievement of specified commercial milestones under the terms of the agreement with Cipher.  Cipher will also be required to pay the Company a low double-digit percentage royalty on net sales of A-101 40% Topical Solution in Canada.  The term of the agreement expires on the later of the expiration of applicable patents in Canada or the 15th anniversary of the first commercial sale of licensed product in Canada.

Assignment Agreement – Estate of Mickey Miller and

Finder’s Services Agreement – KPT Consulting, LLC

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller (the “Miller Estate”), under which the Company acquired some of the intellectual property rights covering A-101.  In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC.  Under the terms of the finder’s services agreement, the Company made a milestone payment of $1,000 upon the achievement of specified regulatory milestones in April 2017 and a milestone payment of $1,500 upon the achievement of specified commercial milestones in May 2018.  The payments were recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations.

Under the finder’s services agreement, the Company is obligated to make additional milestone payments of up to $3,000 upon the achievement of specified commercial milestones. Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of A-101 or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. The Company has not made any royalty payments to date under either agreement. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

13. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2018 and 2017 due to the Company’s conclusion that a valuation allowance was required for those periods.

14. Segment Information

The Company has two reportable segments, dermatology therapeutics and contract research.  The dermatology therapeutics segment is focused on identifying, developing and commercializing innovative therapies to address significant unmet needs in medical and aesthetic dermatology and immunology.  The Company’s lead drug, ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that the Company is commercializing as an office-based prescription treatment for raised SKs, a common non-malignant skin tumor, and which is distributed by a wholesaler.  The contract research segment earns revenue from the provision of laboratory services to clients through Confluence, the Company’s wholly-owned subsidiary.  Laboratory service revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis.  Corporate and other includes general and administrative expenses as well as eliminations of intercompany transactions.  The Company does not report balance sheet information by segment since it is not reviewed by the chief operating decision maker, and all of the Company’s tangible assets are held in the United States.

The Company’s results of operations by segment for the three and six months ended June 30, 2018 and 2017 are summarized in the tables below:

	Dermatology	Contract	Corporate	Total
Three Months Ended June 30, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$2,533	$3,053	$(1,910)	$3,676
Cost of revenue	152	2,621	(1,592)	1,181
Research and development	13,984	—	—	13,984
Sales and marketing	12,360	8	—	12,368
General and administrative	—	521	7,600	8,121
Loss from operations	$(23,963)	$(97)	$(7,918)	$(31,978)

	Dermatology	Contract	Corporate	Total
Three Months Ended June 30, 2017	Therapeutics	Research	and Other	Company
Revenue, net	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Research and development	7,965	—	—	7,965
Sales and marketing	2,188	—	—	2,188
General and administrative	58	—	5,084	5,142
Loss from operations	$(10,211)	$—	$(5,084)	$(15,295)

	Dermatology	Contract	Corporate	Total
Six Months Ended June 30, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$2,533	$5,554	$(3,293)	$4,794
Cost of revenue	152	4,740	(2,744)	2,148
Research and development	27,590	—	—	27,590
Sales and marketing	23,581	20	—	23,601
General and administrative	—	992	13,389	14,381
Loss from operations	$(48,790)	$(198)	$(13,938)	$(62,926)

	Dermatology	Contract	Corporate	Total
Six Months Ended June 30, 2017	Therapeutics	Research	and Other	Company
Revenue, net	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Research and development	15,737	—	—	15,737
Sales and marketing	3,626	—	—	3,626
General and administrative	151	—	8,711	8,862
Loss from operations	$(19,514)	$—	$(8,711)	$(28,225)

Foreign Subsidiary

The Company’s wholly-owned subsidiary, ATIL, was formed and operates in the United Kingdom.  ATIL is utilized for research and development, regulatory and administrative functions and had $77 and $175 of net assets, composed principally of cash, as of June 30, 2018 and December 31, 2017, respectively.

Intersegment Revenue

Revenue for the contract research segment includes $1,910 and $3,293 for services performed on behalf of the dermatology therapeutics segment for the three and six months ended June 30, 2018, respectively.  The Company did not generate any revenue in the three and six months ended June 30, 2017.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

Overview

We are a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative therapies to address significant unmet needs in medical and aesthetic dermatology and immunology.  Our lead product ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that has been approved by the U.S. Food and Drug Administration, or FDA, as an office-based prescription treatment for raised seborrheic keratosis, or SK, a common non-malignant skin tumor.  The FDA approved our New Drug Application, or NDA, for ESKATA for the treatment of raised SKs in December 2017.  We also submitted a Marketing Authorization Application, or MAA, for ESKATA in select countries in the European Union in July 2017.  We are also developing another high-concentration formulation of hydrogen peroxide, A-101 45% Topical Solution, as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, vitiligo and androgenetic alopecia, or AGA, also known as male or female pattern baldness.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

We have been developing our sales, marketing and product distribution capabilities for ESKATA in order to support our commercial launch in the United States, which occurred in May 2018.  We have also hired a targeted field sales force of 50 sales representatives which we believe will allow us to reach the approximately 6,000 health care providers in the United States with the highest potential for using ESKATA.  In April 2018, we licensed the rights to commercialize A-101 40% Topical Solution in Canada for the treatment of SK to Cipher Pharmaceuticals Inc., or Cipher.  Under the terms of the license agreement, we received an up-front payment of $1.0 million, and may receive additional milestone payments upon the achievement of specified regulatory and commercial milestones, and royalties from the sale of A-101 40% Topical Solution in Canada.  Cipher is responsible for all expenses related to regulatory and commercial activities for A-101 40% Topical Solution in Canada.

We are developing A-101 45% Topical Solution for the treatment of common warts.  In June 2017, we commenced two Phase 2 clinical trials, WART-202 and WART-203, of A-101 45% topical solution to assess the dose frequency in adult and pediatric patients with common warts.  Both trials evaluated the safety and efficacy of A-101 45%

Topical Solution as compared to placebo, or vehicle.  The two randomized, double-blind, vehicle-controlled trials were designed to evaluate the effects of dose frequency and to explore additional clinical endpoints that will be further evaluated in a planned Phase 3 development program.  We enrolled a total of 316 patients at 34 investigational centers in the United States across both trials.  In January 2018, we reported top line results from these two Phase 2 clinical trials of A-101 45% Topical Solution.  In March 2018, we reported final results, which included a 3-month drug-free follow-up phase, from the WART-203 clinical trial.  In addition, in April 2018, we concluded the WART-202 clinical trial, in which we evaluated a different dosing regimen from the one used in the WART-203 clinical trial.  In both of these clinical trials, patients treated with A-101 45% Topical Solution achieved clinically and statistically significant outcomes for the primary, secondary and exploratory endpoints of the trial.  Based on the results from these clinical trials, we held an end of Phase 2 meeting with the FDA and we plan to use a twice-weekly dosing regimen in our Phase 3 clinical trials of A-101 45% Topical Solution for the treatment of common warts, which we expect to initiate in the second half of 2018.  We expect to report data from these Phase 3 clinical trials in the second half of 2019 and, if those results are positive, to submit an NDA to the FDA thereafter.

We are developing our JAK inhibitor drug candidate ATI-501, which we licensed from Rigel Pharmaceuticals, Inc., or Rigel, as an oral treatment for AA.  AA is an autoimmune dermatologic condition typically characterized by patchy non-scarring hair loss on the scalp and body. More severe forms of AA include total scalp hair loss, known as alopecia totalis, or AT, and total hair loss on the scalp and body, known as alopecia universalis, or AU.  We submitted an investigational new drug application, or IND, to the FDA for ATI-501 for the treatment of AA in October 2016.  Since the filing of the IND, we have conducted several Phase 1 clinical trials to evaluate the pharmacokinetic and pharmacodynamic, or PK/PD, properties of various formulations of ATI-501.  Based on the results from these clinical trials, we selected an oral suspension and have initiated a Phase 2 dose-response clinical trial of ATI-501.

We are developing ATI-502, which we also licensed from Rigel, as a topical treatment for AA, vitiligo and AGA.  We submitted an IND to the FDA for ATI-502 for the treatment of AA in July 2017.  The following table summarizes the status of our ongoing Phase 2 clinical trials of ATI-501 and ATI-502, including their indications, trial objectives and expected timing for initiation and receipt of preliminary results:

					P

					Preliminary
					Results
Study	Indication	Objective	Patients	Initiation	Expected

ATI-501
AUAT-201	AA	Dose-ranging	80	Initiated	2H 2019

ATI-502
AA-201	AA	Dose-ranging	120	Initiated	1H 2019
AA-202	AA	PK/PD	11	Initiated	1H 2018[1]
AUATB-201	AA (Eyebrow)	Open-label study	12	Initiated	2H 2018
VITI-201	Vitiligo	Open-label study	24	Initiated	1H 2019
AGA-201	AGA	Open-label study	24	Initiated	1H 2019
AD-201	Atopic Dermatitis	Open-label study	30	Initiated	Mid-2019

(1) AA-202 Interim data reported in June 2018.

In August 2017, we acquired Aclaris Life Sciences Inc. (formerly known as Confluence Life Sciences, Inc.), or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities that allow us to bring early-stage research and development activities in-house that we previously outsourced to third parties.  Through the acquisition of Confluence, we also acquired several preclinical drug candidates, including additional JAK inhibitors known as “soft” JAK inhibitors, inhibitors of the MK-2 signaling pathway and inhibitors of interleukin-2-inducible T cell kinase, or ITK.  We expect to submit an IND to the FDA for ATI-450, an MK-2 inhibitor, in mid-2019, and for our soft JAK inhibitors and ITK inhibitors in the second half of 2019.  We are considering developing ATI-450 for the treatment of psoriasis, hidradenitis suppurativa, cryopyrin-associated periodic syndrome, and pyoderma gangrenosum.  We are considering developing our soft-JAK inhibitors for the treatment of dermatological conditions.  We are considering developing our ITK inhibitors for the treatment of atopic dermatitis and psoriasis.

We have also been issued a U.S. patent with claims directed to methods of treating SK in a human by topically administering 40% hydrogen peroxide containing certain stabilizers, including ESKATA, which is scheduled to expire in 2035.

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

Since our inception, we have incurred significant operating losses. Our net loss was $61.4 million for the six months ended June 30, 2018 and $68.5 million for the year ended December 31, 2017.  As of June 30, 2018, we had an accumulated deficit of $220.9 million.  We expect to incur significant expenses and operating losses related to product manufacturing, marketing, sales and distribution over the next several years as we continue to commercialize ESKATA.  In addition, ESKATA, and our drug candidates if approved, may not achieve commercial success.  Though we have launched ESKATA, we do not expect to generate substantial revenue from sales of ESKATA in the near term, if at all.  We also expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.  We may also incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.  Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

Components of Our Results of Operations

Revenue

ESKATA Product Sales

We sell ESKATA to McKesson Specialty Care Distribution, or McKesson, which resells ESKATA to healthcare providers, group purchasing organizations, or GPOs, and hospitals.  We have entered into an agreement directly with one GPO, and may enter into additional agreements directly with other GPOs and corporate accounts, that provide for discounted pricing in the form of volume-based rebates and chargebacks, and administrative fees.  We do not accept product returns.

We recognize revenue from sales of ESKATA at the point when control has transferred to the customer, which generally occurs when McKesson takes delivery of the product.  We include estimates for variable consideration, including rebates, chargebacks and administrative fees, as a reduction of revenue when it is recognized.  Estimates of variable consideration include reserves for rebates, chargebacks and administrative fees related to units remaining in the distribution channel at McKesson.  We consider all relevant factors when estimating variable consideration including the terms of current contracts, market trends, industry data and forecasted buying patterns as available and appropriate.

We determined that our arrangement with McKesson, our only customer, does not include a financing component since payment terms under the agreement do not exceed one year.  We expense incremental costs of contracts with direct and indirect customers, which generally includes sales commissions, in the period they are incurred.

Contract Research

We also earn revenue from the provision of laboratory services to clients through Confluence, our wholly-owned subsidiary.  Laboratory service revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.  Revenue related to these contracts is generally recognized as the laboratory services are performed, based upon the rates specified in the contracts.  Under ASC Topic 606, we elected to apply the “right to invoice” practical expedient when recognizing laboratory service revenue.  We recognize laboratory service revenue in the amount to which we have the right to invoice.

We also receive revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  Through our Confluence subsidiary, we had two grants from NIH which were related to early-stage research which were active during the six months ended June 30, 2018.  We recognize revenue related to grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

Cost of Revenue

Cost of revenue consists of the cost of manufacturing the finished product form of ESKATA, as well as costs incurred in connection with the provision of contract research services to our clients through Confluence.  Cost of revenue primarily includes:

ESKATA Product Sales

•	third-party cost of manufacturing and assembly of finished product form of ESKATA;
•	depreciation of manufacturing equipment;
•	product release and stability testing;
•	warehousing and insurance costs; and
•	royalty payments.

Contract Research

•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	outsourced professional scientific services;
•	depreciation of laboratory equipment;
•	facility-related costs; and
•	laboratory materials and supplies used to support the services provided.

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

Sales and Marketing Expenses

Sales and marketing expenses include salaries and related costs for our field sales force, as well as personnel in our marketing and sales operations functions, including stock-based compensation, travel expenses and recruiting expenses.  Sales and marketing expenses also include costs of content development, advertising, sponsorships and attendance at dermatology conferences as well as costs related to developing our direct-to-consumer advertising campaign, which we expect to launch in the fourth quarter of 2018.

Additionally, we anticipate significant increases in our sales and marketing expenses as a result of the commercial launch of ESKATA in May 2018.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation, travel expenses and recruiting expenses. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, insurance costs, as well as payments made under our related party services agreement and milestone payments under our finder’s services agreement with KPT Consulting, LLC, or KPT, or Finder’s Services Agreement.  We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents and marketable securities, interest expense, and gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, contingent consideration and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Except as described below, we believe there have been no material changes to our critical accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2017 included in our 2017 Annual Report on Form 10-K filed with the SEC on March 12, 2018.

Revenue

We account for revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers.  Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

To determine revenue recognition in accordance with ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) performance obligations are satisfied.  We recognize revenue when collection of the consideration we are entitled to under a contract with a customer is probable.  At contract inception, we assess the goods or services promised within a contract with a customer to identify the performance obligations, and to determine if they are distinct.  We recognize revenue that is allocated to each distinct performance obligation when (or as) that performance obligation is satisfied.

Inventory

Inventory includes the third-party cost of manufacturing and assembly of the finished product form of ESKATA, quality control and other overhead costs.  Inventory is stated at the lower of cost or market.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  Our inventory is comprised solely of finished goods.

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

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-07, Compensation-Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with non-employees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year, and early adoption is permitted.  We are evaluating the impact of ASU 2018-07 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations-Clarifying the Definition of a Business (Topic 805).  The amendments in this ASU provide a screen to determine when a set of acquired assets and/or activities is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  The amendments in this ASU will reduce the number of transactions that meet the definition of a business.  ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years, and early adoption will be permitted.  We adopted this standard as of January 1, 2018, the impact of which on our consolidated financial statements was not significant.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
	(In thousands)
Revenues:
ESKATA product sales, net	$1,533	$—	$1,533
Contract research	1,143	—	1,143
Other revenue	1,000	—	1,000
Total revenue, net	3,676	—	3,676
Cost of revenue	1,181	—	1,181
Gross profit	2,495	—	2,495
Operating expenses:
Research and development	13,984	7,965	6,019
Sales and marketing	12,368	2,188	10,180
General and administrative	8,121	5,142	2,979
Total operating expenses	34,473	15,295	19,178
Loss from operations	(31,978)	(15,295)	(16,683)
Other income, net	760	457	303
Net loss	$(31,218)	$(14,838)	$(16,380)

Revenue

Revenue was $3.7 million for the three months ended June 30, 2018, and we did not generate any revenue in the three months ended June 30, 2017.  ESKATA product sales, net included $1.6 million of gross revenue from sales of product to McKesson, our only customer, during the three months ended June 30, 2018, offset by $0.1 million of deductions for distribution and credit card fees.  Contract research revenue of $1.1 million was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  Other revenue included an up-front payment of $1.0 million we received upon signing of the license agreement with Cipher in April 2018.

Cost of Revenue

Cost of revenue was $1.2 million for the three months ended June 30, 2018, and was comprised of $0.2 million of costs related to ESKATA product sales, net and $1.0 million of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.  We did not incur any cost of revenue in the three months ended June 30, 2017.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	June 30,
	2018	2017	Change
	(In thousands)
ESKATA	$563	$1,243	$(680)
A-101 45% Topical Solution	507	675	(168)
JAK inhibitors	6,434	2,331	4,103
Personnel expenses	2,378	1,552	826
Other research and development expenses	2,346	860	1,486
Stock-based compensation	1,756	1,304	452
Total research and development expenses	$13,984	$7,965	$6,019

The decrease in expenses associated with the development of ESKATA resulted primarily from the filing of our NDA in February 2017 following the completion of clinical trials.  Expenses related to A-101 45% Topical Solution decreased primarily due to our Phase 2 clinical trials for the treatment of common warts which were initiated in June 2017 and concluded during the first quarter of 2018.  Development expenses for our JAK inhibitors increased due to continued growth in both preclinical and clinical trial expenses as we continue to conduct multiple Phase 2 clinical trials of ATI-501 and ATI-502.  The increase in personnel expenses was primarily the result of increased headcount.  The increase in stock-based compensation expense was primarily the result of new awards granted after June 30, 2017.  Other research and development expenses primarily included expenses related to medical affairs activities, and expenses related to drug discovery performed by Confluence, which we acquired in August 2017; therefore, we did not incur similar expenses in the three months ended June 30, 2017.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Three Months Ended
	June 30,
	2018	2017	Change
	(In thousands)
Direct marketing and professional fees	$4,651	$1,183	$3,468
Personnel expenses	3,786	466	3,320
Other sales and marketing expenses	2,911	139	2,772
Stock-based compensation	1,020	400	620
Total sales and marketing expenses	$12,368	$2,188	$10,180

Direct marketing and professional fees, as well as other sales and marketing expenses, increased as we prepared for the commercial launch of ESKATA, which occurred in May 2018.  Personnel and stock-based compensation expenses have increased due to increased headcount, including the hiring of our field sales force of 50 sales representatives in 2018.  Other sales and marketing expenses included sales operations, travel costs, depreciation and other miscellaneous expenses.  The increase in other sales and marketing expenses was primarily the result of costs related to our national launch meeting, employee training and samples fulfillment resulting from the commercial launch of ESKATA in May 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	June 30,
	2018	2017	Change
	(In thousands)
Personnel expenses	$1,756	$903	$853
Professional and legal fees	1,566	1,106	460
Facility and support services	571	313	258
Milestone payments	1,500	1,000	500
Other general and administrative expenses	445	220	225
Stock-based compensation	2,283	1,600	683
Total general and administrative expenses	$8,121	$5,142	$2,979

Personnel and stock-based compensation expenses have increased due to increased headcount.  Professional and legal fees included accounting, legal and investor relations costs associated with being a public company, as well as legal fees related to patents.  The increase in professional and legal fees was related to legal and consulting expenses incurred as a result of the commercial launch of ESKATA in May 2018.  The milestone payment of $1.5 million in the three months ended June 30, 2018, was made upon the achievement of specified commercial milestones under the terms of the Finder’s Services Agreement with KPT.  The milestone payment of $1.0 million in the three months ended June 30, 2017 was made upon the achievement of specified regulatory milestones pursuant to the Finder’s Services Agreement with KPT.  Facility and support services included general office expenses and information technology costs which have risen due to our increased headcount.

Other Income, Net

The $0.3 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2017, as well as higher yields on those invested balances.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	Change
	(In thousands)
Revenues:
ESKATA product sales, net	$1,533	$—	$1,533
Contract research	2,261	—	2,261
Other revenue	1,000	—	1,000
Total revenue, net	4,794	—	4,794
Cost of revenue	2,148	—	2,148
Gross profit	2,646	—	2,646
Operating expenses:
Research and development	27,590	15,737	11,853
Sales and marketing	23,601	3,626	19,975
General and administrative	14,381	8,862	5,519
Total operating expenses	65,572	28,225	37,347
Loss from operations	(62,926)	(28,225)	(34,701)
Other income, net	1,479	828	651
Net loss	$(61,447)	$(27,397)	$(34,050)

Revenue

Revenue was $4.8 million for the six months ended June 30, 2018, and we did not generate any revenue in the six months ended June 30, 2017.  ESKATA product sales, net included $1.6 million of gross revenue from sales of product to McKesson, our only customer, during the six months ended June 30, 2018, offset by $0.1 million of deductions for distribution and credit card fees.  Contract research revenue of $2.3 million was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  Other revenue included an up-front payment of $1.0 million we received upon signing of the license agreement with Cipher in April 2018.

Cost of Revenue

Cost of revenue was $2.1 million for the six months ended June 30, 2018, and was comprised of $0.2 million of costs related to ESKATA product sales, net and $1.9 million of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.  We did not incur any cost of revenue in the six months ended June 30, 2017.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Six Months Ended
	June 30,
	2018	2017	Change
	(In thousands)
ESKATA	$1,248	$2,410	$(1,162)
A-101 45% Topical Solution	1,526	871	655
JAK inhibitors	11,715	4,887	6,828
Personnel expenses	4,345	2,814	1,531
Change in contingent consideration	866	—	866
Other research and development expenses	4,407	2,234	2,173
Stock-based compensation	3,483	2,521	962
Total research and development expenses	$27,590	$15,737	$11,853

The decrease in costs associated with the development of ESKATA resulted primarily from the filing of our NDA in February 2017 following the completion of clinical trials.  Expenses related to A-101 45% Topical Solution decreased primarily due to our Phase 2 clinical trials for the treatment of common warts which were initiated in June 2017 and concluded during the first quarter of 2018.  Development expenses for our JAK inhibitors increased due to continued growth in both preclinical and clinical trial expenses as we continue to conduct multiple Phase 2 clinical trials of ATI-501 and ATI-502.  The increase in personnel expenses was primarily the result of increased headcount.  The increase in stock-based compensation expense was primarily the result of new awards granted after June 30, 2017.  The change in contingent consideration was the result of updates to our assumptions related to drug discovery research on our soft-JAK inhibitors, which progressed more quickly than originally planned.  Other research and development expenses primarily included expenses related to medical affairs activities, and expenses related to drug discovery performed by Confluence, which we acquired in August 2017; therefore, we did not incur similar expenses in the six months ended June 30, 2017.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Six Months Ended
	June 30,
	2018	2017	Change
	(In thousands)
Direct marketing and professional fees	$9,010	$1,812	$7,198
Personnel expenses	7,658	825	6,833
Other sales and marketing expenses	5,006	209	4,797
Stock-based compensation	1,927	780	1,147
Total sales and marketing expenses	$23,601	$3,626	$19,975

Direct marketing and professional fees, as well as other sales and marketing expenses, increased as we prepared for the commercial launch of ESKATA, which occurred in May 2018.  Personnel and stock-based compensation expenses have increased due to increased headcount, including the hiring of our field sales force of 50 sales representatives during the six months ended June 30, 2018.  Other sales and marketing expenses included sales operations, travel costs, depreciation and other miscellaneous expenses.  The increase in other sales and marketing expenses was primarily the result of costs related to our national launch meeting, employee training and samples fulfillment resulting from the commercial launch of ESKATA in May 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Six Months Ended
	June 30,
	2018	2017	Change
	(In thousands)
Personnel expenses	$3,553	$1,851	$1,702
Professional and legal fees	2,685	1,810	875
Facility and support services	1,208	605	603
Milestone payments	1,500	1,000	500
Other general and administrative expenses	819	440	379
Stock-based compensation	4,616	3,156	1,460
Total general and administrative expenses	$14,381	$8,862	$5,519

Personnel and stock-based compensation expenses have increased due to increased headcount.  Professional and legal fees included accounting, legal and investor relations costs associated with being a public company, as well as legal fees related to patents.  The increase in professional and legal fees was related to legal and consulting expenses incurred as a result of the commercial launch of ESKATA in May 2018.  The milestone payment of $1.5 million in the six months ended June 30, 2018, was made upon the achievement of specified commercial milestones under the terms of the Finder’s Services Agreement with KPT.  The milestone payment of $1.0 million in the six months ended June 30, 2017 was made upon the achievement of specified regulatory milestones pursuant to the Finder’s Services Agreement with KPT.  Facility and support services included general office expenses and information technology costs which have risen due to our increased headcount.

Other Income, Net

The $0.7 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2017, as well as higher yields on those invested balances.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations since inception primarily through sales of our convertible preferred stock, as well as net proceeds from the sale of our common stock in public offerings and a private placement transaction.

As of June 30, 2018, we had cash, cash equivalents and marketable securities of $164.6 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(43,705)	$(22,739)
Net cash provided by investing activities	69,479	5,730
Net cash provided by financing activities	59	19,546
Net increase in cash and cash equivalents	$25,833	$2,537

Operating Activities

During the six months ended June 30, 2018, operating activities used $43.7 million of cash primarily resulting from our net loss of $61.4 million, partially offset by changes in our operating assets and liabilities of $5.9 million, and non-cash adjustments of $11.8 million.  Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted of a $2.3 million decrease in prepaid expenses and other current assets and a $6.3 million increase in accounts payable and accrued expenses, which were partially offset by a $1.7 million increase in accounts receivable and a $1.0 million increase in inventory.  The decrease in prepaid expenses and other current assets was primarily due to a $2.0 million Prescription Drug User Fee Act, or PDUFA, fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, for which we received a refund during the six months ended June 30, 2018.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of June 30, 2018, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of June 30, 2018 primarily included sales and marketing expenses related to the commercial launch of ESKATA in May 2018, as well as expenses related our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-501 and ATI-502.  The increases in accounts receivable and inventory were the result of the commercial launch of ESKATA in May 2018.  Non-cash expenses of $11.8 million were primarily composed of stock-based compensation expense.

During the six months ended June 30, 2017, operating activities used $22.7 million of cash primarily resulting from our net loss of $27.4 million and by cash used by changes in our operating assets and liabilities of $1.9 million, partially offset by non-cash adjustments of $6.6 million.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted of a $3.9 million increase in prepaid expenses and other current assets partially offset by a $2.0 million increase in accounts payable and accrued expenses.  The increase in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, as well as deposits made for clinical supplies and development activities which were incurred during the second half of 2017.  The increase in accounts payable and accrued expenses was primarily due to deposits and expenses incurred, but not yet paid, in connection with the commencement of our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-501 and ATI-502, as well as the timing of vendor invoicing and payments.  Non-cash expenses of $6.6 million were primarily composed of stock-based compensation expense.

Investing Activities

During the six months ended June 30, 2018, investing activities provided $69.5 million of cash, consisting of proceeds from sales and maturities of marketable securities of $144.4 million, partially offset by purchases of marketable securities of $74.2 million, and purchases of equipment of $0.7 million.

During the six months ended June 30, 2017, investing activities provided $5.7 million of cash, consisting of proceeds from sales and maturities of marketable securities of $47.7 million, partially offset by purchases of marketable securities of $41.5 million and purchases of equipment of $0.4 million.

Financing Activities

During the six months ended June 30, 2018, financing activities provided $0.1 million of cash and included $0.4 million from the exercise of employee stock options, partially offset by $0.3 million of capital lease payments.

During the six months ended June 30, 2017, financing activities provided $19.3 million of net proceeds from the sale of 635,000 shares of our common stock in April 2017 pursuant to a sales agreement with Cowen dated November 2, 2016, and $0.2 million of cash from the exercise of employee stock options.

Funding Requirements

We plan to focus in the near term on the commercialization of ESKATA for the treatment of raised SKs and the clinical development of our drug candidates.  We anticipate we will incur net losses for the next several years as we continue to commercialize ESKATA, continue the clinical development of A-101 45% Topical Solution for the treatment of common warts and continue research and development of ATI-501 and ATI-502 for the treatment of AA, and potentially for other dermatological conditions, as well as the identification, research and development of other compounds. We plan to continue to invest in discovery efforts to explore additional drug candidates, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that were not applicable to us prior to our IPO. We expect ongoing compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our unaudited condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions including the commercialization of ESKATA, initiation of Phase 3 clinical trials for A-101 45% Topical Solution for the treatment of common warts, the continued development of ATI-501 and ATI-502 as potential treatments for AA and other indications, and the development of ATI-450 as a potential treatment for psoriasis and other dermatologic conditions.  These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will require additional capital to complete the clinical development and, if approved, commercialize A-101 45% Topical Solution for the treatment of common warts, to complete the clinical development of ATI-501 and ATI-502, to support our discovery efforts, to develop our preclinical compounds, and to pursue in-licenses or acquisitions of other drug candidates.  We also expect to incur significant expenses related to the commercialization of ESKATA, including product manufacturing, sales, marketing, direct-to-consumer advertising and distribution costs.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

We lease a fleet of automobiles for our sales force and other field-based employees under the terms of a master lease agreement.  The lease term for each automobile begins on the date we take delivery and continues for a period of four years.

Under various agreements, we will be required to make milestone payments and pay royalties and other amounts to third parties.

Under the assignment agreement with the Estate of Mickey Miller pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA or related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement.  Under the related Finder’s Services Agreement, we have agreed to make aggregate remaining payments of up to $3.0 million upon the achievement of specified commercial milestones.  In addition, we have agreed to pay royalties on sales of ESKATA or related products at a low single-digit percentage of net sales, as defined in the agreement.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Management’s assessment of disclosure controls and procedures excluded consideration of Confluence’s internal control over financial reporting, which was acquired during the third quarter of 2017.  This exclusion is consistent with guidance provided by the staff of the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  Confluence’s total assets were $2.0 million as of June 30, 2018 and Confluence’s total revenues were $2.3 million during the six months ended June 30, 2018.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As a result of our acquisition of Confluence, we are in the process of designing and implementing controls over intangible assets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows, or financial condition.

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

10.1*+	Distribution Agreement, by and between the Registrant and McKesson Specialty Care Distribution Corporation, dated as of October 13, 2017, as amended by Amendment No. 1, dated as of March 6, 2018.

10.2*+	First Amendment to License Agreement, by and between The Trustees of Columbia University in the City of New York and the Registrant, dated as of June 27, 2018.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

ACLARIS THERAPEUTICS, INC.

Date: August 3, 2018	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 3, 2018	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)