Form 10-Q
period 2018-09-30
Aclaris Therapeutics, Inc.
filed 2018-11-06
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Securities Exchange Act of 1934:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on November 5, 2018 was 40,936,191.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,590	$20,202
Marketable securities	107,681	173,655
Accounts receivable, net	1,033	481
Inventory	1,044	—
Prepaid expenses and other current assets	9,171	5,883
Total current assets	145,519	200,221
Marketable securities	—	14,997
Property and equipment, net	4,409	2,159
Intangible assets	7,292	7,349
Goodwill	18,504	18,504
Other assets	452	279
Total assets	$176,176	$243,509
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,735	$7,822
Accrued expenses	8,545	4,940
Total current liabilities	22,280	12,762
Contingent consideration	5,244	4,378
Other liabilities	1,775	558
Deferred tax liability	549	549
Total liabilities	29,848	18,247
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 30,991,060 and 30,856,505 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid‑in capital	400,066	384,943
Accumulated other comprehensive loss	(116)	(246)
Accumulated deficit	(253,622)	(159,435)
Total stockholders’ equity	146,328	225,262
Total liabilities and stockholders’ equity	$176,176	$243,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
ESKATA product sales, net	$510	$—	$2,043	$—
Contract research	1,118	684	3,379	684
Other revenue	—	—	1,000	—
Total revenue, net	1,628	684	6,422	684
Cost of revenue	1,193	453	3,341	453
Gross profit	435	231	3,081	231

Operating expenses:
Research and development	15,931	10,864	43,472	26,601
Sales and marketing	11,380	3,557	35,030	7,183
General and administrative	6,574	4,566	20,955	13,428
Total operating expenses	33,885	18,987	99,457	47,212
Loss from operations	(33,450)	(18,756)	(96,376)	(46,981)
Other income, net	710	564	2,189	1,392
Net loss	$(32,740)	$(18,192)	$(94,187)	$(45,589)

Net loss per share, basic and diluted	$(1.06)	$(0.63)	$(3.04)	$(1.68)
Weighted average common shares outstanding, basic and diluted	30,982,192	28,834,808	30,938,026	27,180,244

Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	$65	$63	$111	$7
Foreign currency translation adjustments	7	(10)	19	149
Total other comprehensive income	72	53	130	156
Comprehensive loss	$(32,668)	$(18,139)	$(94,057)	$(45,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,856,505	$—	$384,943	$(246)	$(159,435)	$225,262
Exercise of stock options and vesting of RSUs	134,555	—	24	—	—	24
Unrealized gain on marketable securities	—	—	—	111	—	111
Foreign currency translation adjustment	—	—	—	19	—	19
Stock-based compensation expense	—	—	15,099	—	—	15,099
Net loss	—	—	—	—	(94,187)	(94,187)
Balance at September 30, 2018	30,991,060	$—	$400,066	$(116)	$(253,622)	$146,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(94,187)	$(45,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	921	221
Stock-based compensation expense	15,099	10,130
Change in fair value of contingent consideration	866	—
Changes in operating assets and liabilities:
Accounts receivable	(552)	—
Inventory	(1,044)	—
Prepaid expenses and other assets	(3,461)	(4,331)
Accounts payable	5,932	3,130
Accrued expenses	2,863	(14)
Net cash used in operating activities	(73,563)	(36,453)
Cash flows from investing activities:
Purchases of property and equipment	(1,210)	(658)
Acquisition of Confluence, net of cash acquired	—	(9,647)
Purchases of marketable securities	(112,344)	(120,496)
Proceeds from sales and maturities of marketable securities	193,427	96,674
Net cash provided by (used in) investing activities	79,873	(34,127)
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	19,311
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	—	80,918
Capital lease payments	(499)	—
Proceeds from the exercise of employee stock options	577	235
Net cash provided by financing activities	78	100,464
Net increase in cash and cash equivalents	6,388	29,884
Cash and cash equivalents at beginning of period	20,202	30,171
Cash and cash equivalents at end of period	$26,590	$60,055
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$102	$20
Fair value of stock issued in connection with Confluence acquisition	$—	$9,675
Property and equipment obtained pursuant to capital lease financing arrangements	$2,076	$—
Offering costs included in accounts payable	$20	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In March 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc., and in September 2018, Vixen was dissolved.  In August 2017, Aclaris Life Sciences, Inc. (formerly known as Confluence Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof (see Note 3).  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company.”  The Company is a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative therapies to address significant unmet needs in medical and aesthetic dermatology and immunology. The Company’s lead drug, ESKATA (hydrogen peroxide) Topical Solution, 40% (w/w) (“ESKATA”), is a proprietary high‑concentration formulation of hydrogen peroxide that the Company is commercializing as an office-based prescription treatment for raised seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company submitted a New Drug Application (“NDA”) for ESKATA to the U.S. Food and Drug Administration (“FDA”) in February 2017, and it was approved in December 2017.  The Company launched ESKATA in May 2018.  In October 2018, the Company entered into a definitive agreement to acquire the worldwide rights to a second commercial product, RHOFADE (see Note 15).

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At September 30, 2018, the Company had cash, cash equivalents and marketable securities of $134,271 and an accumulated deficit of $253,622. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated any revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing of the Company’s drug candidates, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations.  The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2018, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K filed with the SEC on March 12, 2018.

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

In February 2017, the Company paid a $2,000 Prescription Drug User Fee Act (“PDUFA”) fee to the FDA in conjunction with the filing of its NDA for ESKATA.  The Company requested a waiver and refund of this PDUFA fee, which was approved by the FDA in December 2017, and was received by the Company in January 2018.

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

The Company has also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health (“NIH”).  During the nine months ended September 30, 2018, the Company, through Confluence, its wholly-owned subsidiary, had two active grants from NIH which were related to early-stage research.  As of September 30, 2018, there are no remaining funds available to the Company under the grants.  The Company recognizes revenue related to grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

Inventory

Inventory includes the third-party cost of manufacturing and assembly of the finished product form of ESKATA, quality control and other overhead costs.  Inventory is stated at the lower of cost or net realizable value.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  The Company had $1,044 and $0 of inventory as of September 30, 2018 and December 31, 2017, respectively, which was comprised solely of finished goods.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted.  The Company is evaluating the impact of ASU 2018-15 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted.  The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with nonemployees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year, and early adoption is permitted.  The Company is evaluating the impact of ASU 2018-07 on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$1,628	$1,063	$6,422	$3,366
Gross profit	435	298	3,081	1,102
Total operating expenses	33,885	18,736	99,457	48,122
Net loss	(32,740)	(17,875)	(94,187)	(45,627)

The supplemental unaudited pro forma financial results for the three and nine months ended September 30, 2017 include adjustments to exclude $997 and $1,351, respectively, of acquisition-related expenses, as well as $217 and $888, respectively, to exclude revenue billed to the Company by Confluence.  The supplemental unaudited pro forma financial results for the three and nine months ended September 30, 2017 also include an adjustment for amortization expense related to the other intangible asset acquired.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities, which are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$24,583	$—	$—	$24,583
Marketable securities	—	107,681	—	107,681
Total Assets	$24,583	$107,681	$—	$132,264

Liabilities:
Acquisition-related contingent consideration	$—	$—	$5,244	$5,244
Total liabilities	$—	$—	$5,244	$5,244

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,339	$—	$—	$19,339
Marketable securities	—	188,652	—	188,652
Total Assets	$19,339	$188,652	$—	$207,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$4,378	$4,378
Total liabilities	$—	$—	$4,378	$4,378

As of September 30, 2018 and December 31, 2017, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and commercial paper which was valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  On a quarterly basis, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of those quoted prices. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to the quoted prices obtained from the third-party pricing service. During the three and nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.  The change in contingent consideration related to acquisition of Confluence of $866 during the nine months ended September 30, 2018 was the result of updates to the Company’s assumptions related to drug discovery research on the soft-JAK inhibitors acquired as part of the acquisition, which progressed more quickly than originally planned.

The following tables present the fair value of the Company’s available for sale marketable securities by type of security:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$16,088	$—	$(23)	$16,065
Commercial paper	51,691	—	—	51,691
Asset-backed securities	16,009	—	(8)	16,001
U.S. government agency debt securities	23,952	—	(28)	23,924
Total marketable securities	$107,740	$—	$(59)	$107,681

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$37,401	$—	$(68)	$37,333
Commercial paper	85,202	—	—	85,202
Asset-backed securities	16,708	—	(13)	16,695
U.S. government agency debt securities	49,511	—	(89)	49,422
Total marketable securities	$188,822	$—	$(170)	$188,652

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2018	2017
Computer equipment	$1,338	$650
Fleet vehicles	2,076	—
Manufacturing equipment	562	511
Lab equipment	928	721
Furniture and fixtures	524	327
Leasehold improvements	326	430
Property and equipment, gross	5,754	2,639
Accumulated depreciation	(1,345)	(480)
Property and equipment, net	$4,409	$2,159

Depreciation expense was $366 and $103 for the three months ended September 30, 2018 and 2017, respectively, and $865 and $208 for the nine months ended September 30, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Employee compensation expenses	$4,219	$3,010
Sales and marketing expenses	833	39
Research and development expenses	1,900	627
Capital leases, current portion	591	142
Professional fees	336	108
Payable to NST	—	590
Other	666	424
Total accrued expenses	$8,545	$4,940

7. Stockholders’ Equity

Preferred Stock

As of September 30, 2018 and December 31, 2017, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of September 30, 2018 or December 31, 2017.

Common Stock

As of September 30, 2018 and December 31, 2017, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  The Company did not declare any dividends through September 30, 2018.

At-The-Market Equity Offering

In November 2016, the Company entered into an at-the-market sales agreement with Cowen and Company, LLC (“Cowen”) to sell the Company’s securities under a shelf registration statement filed in November 2016.   In October 2018, the Company terminated the at-the-market sales agreement with Cowen.  During the nine months ended September 30, 2018, the Company did not issue any shares of common stock under the at-the-market sales agreement.  As of September 30, 2018, the Company had issued and sold an aggregate of 635,000 shares of common stock under the at-the-market sales agreement at a weighted average price per share of $31.50, for aggregate gross proceeds of $20,003.  The Company has incurred expenses of $691 in connection with the shares issued under the at-the-market sales agreement.

Public Offerings of Common Stock

In August 2017, the Company entered into an underwriting agreement pursuant to which the Company issued and sold 3,747,602 shares of common stock under a registration statement on Form S-3, including the underwriters’ partial exercise of their option to purchase additional shares.  The shares of common stock were sold to the public at a price of $23.02 per share, for gross proceeds of $86,270.  The Company paid underwriting discounts and commissions of $5,176 to the underwriters and incurred expenses of $176 in connection with this public offering.  The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses, were $80,918.

In October 2018, the Company consummated a second public offering of shares of common stock (see Note 15).

8. Stock‑Based Awards

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The only employees eligible to receive grants of awards under the 2017 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq listing rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2017 Inducement Plan upon adoption, the Company may grant up to 1,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards.  The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2017 Inducement Plan will be added back to the shares of common stock available for issuance under the 2017 Inducement Plan.  As of September 30, 2018, 22,471 shares of common stock were available for grant under the 2017 Inducement Plan.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and on September 16, 2015, the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year, beginning on January 1, 2016 and ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2018, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,234,260 shares. As of September 30, 2018, 1,718,918 shares remained available for grant under the 2015 Plan.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 951,905 and 984,720 were outstanding as of September 30, 2018 and December 31, 2017, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of the shares of common stock underlying the awards as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted were as follows:

	Nine Months Ended
	September 30,
	2018	2017
Risk-free interest rate	2.65%	1.89%
Expected term (in years)	6.3	6.2
Expected volatility	96.56%	93.84%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2018 through September 30, 2018:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2017	3,328,757		$20.69	8.28	$19,812
Granted	1,397,900		21.25
Exercised	(59,450)		9.70
Forfeited and cancelled	(343,854)		24.82
Outstanding as of September 30, 2018	4,323,353		$20.69	8.10	$7,634
Options vested and expected to vest as of September 30, 2018	4,323,353		$20.69	8.10	$7,634
Options exercisable as of September 30, 2018	1,543,159	(1)	$15.70	7.00	$6,785

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of September 30, 2018.

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2018 was $16.75 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2018 through September 30, 2018:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share
Outstanding as of December 31, 2017	283,553	$27.02
Granted	419,160	21.12
Vested	(106,202)	26.89
Forfeited and cancelled	(54,883)	23.76
Outstanding as of September 30, 2018	541,628	$22.81

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$194	$130	$560	$130
Research and development	1,433	1,332	4,916	3,853
Sales and marketing	760	480	2,687	1,260
General and administrative	2,320	1,731	6,936	4,887
Total stock-based compensation expense	$4,707	$3,673	$15,099	$10,130

As of September 30, 2018, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $40,938 and $10,222, respectively, which is expected to be recognized over weighted average periods of 2.73 years and 3.10 years, respectively.

9. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(32,740)	$(18,192)	$(94,187)	$(45,589)
Denominator:
Weighted average shares of common stock outstanding	30,982,192	28,834,808	30,938,026	27,180,244
Net loss per share, basic and diluted	$(1.06)	$(0.63)	$(3.04)	$(1.68)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017.  All share amounts presented in the table below represent the total number outstanding as of September 30, 2018 and 2017.

	September 30,
	2018	2017
Options to purchase common stock	4,323,353	3,242,831
Restricted stock unit awards	541,628	294,331
Total potential shares of common stock	4,864,981	3,537,162

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

Rent expense was $204 and $110 for the three months ended September 30, 2018 and 2017, respectively, and was $682 and $284 for the nine months ended September 30, 2018 and 2017, respectively.  The Company recognizes rent expense on a straight-line basis over the term of the lease and has accrued for rent expense incurred but not yet paid.

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

As of September 30, 2018, future minimum payments under operating and capital lease agreements were as follows:

Year Ending December 31,
2018	$312
2019	1,100
2020	1,037
2021	1,054
2022	791
Thereafter	531
Total	$4,825

11. Related Party Transactions

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently assigned to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  In November 2017, the Company terminated the sublease with NST Consulting, LLC effective March 31, 2018.  The Company paid $590 to NST Consulting, LLC, which amount represented accelerated rent payments.  Total net payments made under the sublease during the nine months ended September 30, 2018 and 2017 were $570 and $231, respectively.

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

During the three and nine months ended September 30, 2018 and 2017, amounts included in the condensed consolidated statement of operations and comprehensive loss for the NST Services Agreement are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Services provided by NST Consulting, LLC	$—	$49	$—	$161
Services provided to NST Consulting, LLC	—	—	—	(18)
General and administrative expense, net	$—	$49	$—	$143

Net payments made to NST Consulting, LLC	$—	$35	$—	$218

The Company had a net amount payable of $0 and $570 to NST Consulting, LLC under the NST Services Agreement as of September 30, 2018 and December 31, 2017, respectively.

12. Agreements Related to Intellectual Property

License, Development and Commercialization Agreement – Cipher Pharmaceuticals Inc.

In April 2018, the Company entered into an exclusive license agreement with Cipher Pharmaceuticals Inc. (“Cipher”) for the rights to obtain regulatory approval of and commercialize A-101 40% Topical Solution in Canada for the treatment of SK.  Under the agreement, Cipher is responsible for obtaining marketing approval in Canada for A-101 40% Topical Solution.  The Company will supply Cipher with finished product, and, if regulatory approval is obtained, Cipher will be responsible for distribution and commercialization of A-101 40% Topical Solution in Canada.  Additionally, Cipher is responsible for all expenses related to regulatory and commercial activities for A-101 40% Topical Solution in Canada.  The Company received an up-front payment of $1,000 upon signing of the agreement with Cipher, which is included in other revenue on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018.  The Company can earn aggregate payments of $1,000 upon the achievement of specified development milestones, and aggregate payments of $1,750 upon the achievement of specified commercial milestones under the terms of the agreement with Cipher.  Cipher will also be required to pay the Company a low double-digit percentage royalty on net sales of A-101 40% Topical Solution in Canada.  The term of the agreement expires on the later of the expiration of applicable patents in Canada or the 15th anniversary of the first commercial sale of licensed product in Canada.

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

Under the finder’s services agreement, the Company is obligated to make an additional milestone payment of $3,000 upon the achievement of a specified commercial milestone.  Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of A-101 or related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. During the nine months ended September 30, 2018, the Company incurred an aggregate expense of $82 related to royalty payments under these agreements.  Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

13. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2018 and 2017 due to the Company’s conclusion that a valuation allowance was required for those periods.

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

The Company’s results of operations by segment for the three and nine months ended September 30, 2018 and 2017 are summarized in the tables below:

	Dermatology	Contract	Corporate	Total
Three Months Ended September 30, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$510	$3,225	$(2,107)	$1,628
Cost of revenue	126	2,823	(1,756)	1,193
Research and development	15,931	—	—	15,931
Sales and marketing	11,366	14	—	11,380
General and administrative	—	566	6,008	6,574
Loss from operations	$(26,913)	$(178)	$(6,359)	$(33,450)

	Dermatology	Contract	Corporate	Total
Three Months Ended September 30, 2017	Therapeutics	Research	and Other	Company
Revenue, net	$—	$1,212	$(528)	$684
Cost of revenue	—	893	(440)	453
Research and development	10,864	—	—	10,864
Sales and marketing	3,555	2	—	3,557
General and administrative	72	196	4,298	4,566
Loss from operations	$(14,491)	$121	$(4,386)	$(18,756)

	Dermatology	Contract	Corporate	Total
Nine Months Ended September 30, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$3,043	$8,779	$(5,400)	$6,422
Cost of revenue	278	7,564	(4,501)	3,341
Research and development	43,472	—	—	43,472
Sales and marketing	34,996	34	—	35,030
General and administrative	—	1,557	19,398	20,955
Loss from operations	$(75,703)	$(376)	$(20,297)	$(96,376)

	Dermatology	Contract	Corporate	Total
Nine Months Ended September 30, 2017	Therapeutics	Research	and Other	Company
Revenue, net	$—	$1,212	$(528)	$684
Cost of revenue	—	893	(440)	453
Research and development	26,601	—	—	26,601
Sales and marketing	7,181	2	—	7,183
General and administrative	223	195	13,010	13,428
Loss from operations	$(34,005)	$122	$(13,098)	$(46,981)

Foreign Subsidiary

The Company’s wholly-owned subsidiary, ATIL, was formed and operates in the United Kingdom.  ATIL is utilized for research and development, regulatory and administrative functions and had $38 and $175 of net assets, composed principally of cash, as of September 30, 2018 and December 31, 2017, respectively.

Intersegment Revenue

Revenue for the contract research segment includes $2,107 and $528 for services performed on behalf of the dermatology therapeutics segment for the three months ended September 30, 2018 and 2017, respectively, and $5,400 and $528 for services performed on behalf of the dermatology therapeutics segment for the nine months ended September 30, 2018 and 2017, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

15. Subsequent Events

Asset Purchase Agreement – Allergan Sales, LLC

On October 15, 2018, the Company entered into an Asset Purchase Agreement (“APA”) with Allergan Sales, LLC (“Allergan”).  Pursuant to the APA, the Company has agreed to acquire the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1%, which includes an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property (the “Acquisition”).  The Company expects the transaction to close before the end of 2018.

Pursuant to the APA, the Company is required to pay Allergan cash consideration of $65,000, including $58,500 to be paid at closing and $6,500 to be placed in escrow, plus the book value of specified lots of Allergan’s inventory of RHOFADE, which is estimated to be approximately $1,000.  The Company has also agreed to pay Allergan a one-time payment of $5,000 upon the achievement of a specified development milestone related to the potential development of an additional dermatology product.  In addition, the Company has agreed to pay Allergan specified royalties, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments, on a country-by-country basis until the date that the patent rights related to a particular product, such as RHOFADE, have expired or, if later, ten years from the closing date of the Acquisition.  In addition, the Company has agreed to assume the obligation to pay specified royalties and milestone payments under agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc. Members of the Company’s management team, including Neal Walker, Frank Ruffo, Christopher Powala and Stuart Shanler, as well as Stephen Tullman, the chairman of the Company’s board of directors, are former stockholders of Vicept Therapeutics, Inc., and Dr. Shanler is also a current member of Aspect Pharmaceuticals, LLC.  In their capacities as current or former holders of equity interests in these entities, these individuals may be entitled to receive a portion of the potential future payments payable by the Company.

The APA contains customary representations and warranties, pre-closing covenants and indemnities.  The closing of the Acquisition is subject to the satisfaction or waiver of a number of customary closing conditions in the APA, including, among others, the receipt of regulatory approval, the absence of certain governmental restraints and the absence of a material adverse effect on the Company or the RHOFADE assets.

The APA may be terminated prior to the closing date by mutual written agreement of the Company and Allergan.  In addition, the APA may be terminated by either the Company or Allergan in certain circumstances, including if the Acquisition has not closed by July 15, 2019, or if the other party has breached any representation, warranty, covenant, obligation or agreement such that certain of the conditions to closing cannot be satisfied.

Loan and Security Agreement – Oxford Finance LLC

On October 15, 2018, the Company and its wholly owned subsidiaries Confluence Discovery Technologies, Inc. and Aclaris Life Sciences, Inc. (together, the “Borrowers”) entered into a Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”).  The Loan Agreement provides for up to $65,000 in term loans (the “Term Loan Facility”).  Of the $65,000, the Company borrowed $30,000 on October 31, 2018.  The remaining $35,000 will become available to be borrowed beginning on the closing date of the Acquisition and ending on the earlier of March 31, 2019 or an event of default.  Should the Borrowers not draw all of the Term Loan Facility, or if the Borrowers repay the entirety of the amount drawn during the applicable draw timeframe, the Borrowers will be required to pay a non-utilization fee equal to 1.0% of the undrawn portion of the Term Loan Facility.

The Loan Agreement provides for interest only payments through November 1, 2021, followed by 24 consecutive equal monthly payments of principal and interest in arrears starting on November 1, 2021 and continuing through the maturity date of October 1, 2023.  All unpaid principal and accrued and unpaid interest will be due and payable on the maturity date.  The Loan Agreement provides for an annual interest rate equal to the greater of (i) 8.35% and (ii) the 30-day U.S. LIBOR rate, as reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus 6.25%.  The Loan Agreement also provides for a final payment fee equal to 5.75% of the original principal amount of the term loans drawn under the Term Loan Facility, which final payment is due on October 1, 2023 or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

The Borrowers have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans drawn for any prepayment prior to the first anniversary of the Funding Date (as defined in the Loan Agreement), (ii) 2% of the original principal amount of the aggregate term loans drawn for any prepayment between the first and second anniversaries of the Funding Date or (iii) 1% of the original principal amount of the aggregate term loans drawn for any prepayment after the second anniversary of the Funding Date but before October 1, 2023. The Borrowers also have the option to prepay the term loans in part, once in a three-month period, of an amount of $2,000 or greater, subject to the same prepayment fees and other specified limitations.

The Term Loan Facility is secured by substantially all of the Borrowers’ assets, except that the collateral does not include the Borrowers’ intellectual property. However, the Borrowers have agreed not to encumber any of their intellectual property. The Loan Agreement contains customary representations, warranties and covenants by the Borrowers.  The Loan Agreement also contains specified financial covenants related to minimum consolidated future revenues of the Borrowers.

October 2018 Public Offering

On October 17, 2018, the Company entered into an underwriting agreement pursuant to which the Company issued and sold 9,941,750 shares of common stock under registration statements on Form S-3, including the underwriters’ full exercise of their option to purchase additional shares.  The shares of common stock were sold to the public at a price of $10.75 per share, for gross proceeds of $106,874.  The Company paid underwriting discounts and commissions of $6,412 to the underwriters in connection with the offering.

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

Overview

We are a dermatologist-led biopharmaceutical company focused on identifying, developing and commercializing innovative therapies to address significant unmet needs in medical and aesthetic dermatology and immunology.  Our lead product ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution that has been approved by the U.S. Food and Drug Administration, or FDA, as an office-based prescription treatment for raised seborrheic keratosis, or SK, a common non-malignant skin tumor.  The FDA approved our New Drug Application, or NDA, for ESKATA for the treatment of raised SKs in December 2017.  We also submitted a Marketing Authorization Application, or MAA, for ESKATA in select countries in the European Union in July 2017.  We are also developing another high-concentration formulation of hydrogen peroxide, A-101 45% Topical Solution, as a prescription treatment for common warts, also known as verruca vulgaris.  Additionally, in 2015, we in-licensed exclusive, worldwide rights to certain inhibitors of the Janus kinase, or JAK, family of enzymes, for specified dermatological conditions, including alopecia areata, or AA, vitiligo and androgenetic alopecia, or AGA, also known as male or female pattern baldness.  In 2016, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We have also entered into an agreement to acquire RHOFADE (oxymetazoline hydrochloride) cream, 1% and additional intellectual property from Allergan Sales, LLC, or Allergan, as described further below under “— Recent Developments.” RHOFADE is approved for the topical treatment of persistent facial erythema, or redness, associated with rosacea in adults. We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated dermatology company.

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

We are developing A-101 45% Topical Solution for the treatment of common warts.  In June 2017, we commenced two Phase 2 clinical trials, WART-202 and WART-203, of A-101 45% topical solution to assess the dose frequency in adult and pediatric patients with common warts.  Both trials evaluated the safety and efficacy of A-101 45% Topical Solution as compared to placebo, or vehicle.  The two randomized, double-blind, vehicle-controlled trials were designed to evaluate the effects of dose frequency and to explore additional clinical endpoints that will be further evaluated in a planned Phase 3 development program.  We enrolled a total of 316 patients at 34 investigational centers in the United States across both trials.  In January 2018, we reported top line results from these two Phase 2 clinical trials of A-101 45% Topical Solution.  In March 2018, we reported final results, which included a 3-month drug-free follow-up phase, from the WART-203 clinical trial.  In addition, in April 2018, we concluded the WART-202 clinical trial, in which we evaluated a different dosing regimen from the one used in the WART-203 clinical trial.  In both of these clinical trials, patients treated with A-101 45% Topical Solution achieved clinically and statistically significant outcomes for the primary, secondary and exploratory endpoints of the trial.  Based on the results from these clinical trials, we held an end of Phase 2 meeting with the FDA and we are using a twice-weekly dosing regimen in our Phase 3 pivotal clinical trials of A-101 45% Topical Solution for the treatment of common warts, which we initiated in September 2018.  We expect to report data from these two Phase 3 clinical trials in the second half of 2019.  In addition, in 2019, we plan to commence an open-label safety extension trial investigating A-101 45% Topical Solution for the treatment of common warts.  If the results of these trials are positive, we expect to submit an NDA to the FDA thereafter.

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

We are developing ATI-502, which we also licensed from Rigel, as a topical treatment for AA, vitiligo, AGA and atopic dermatitis.  We submitted an IND to the FDA for ATI-502 for the treatment of AA in July 2017.  The following table summarizes the status of our ongoing Phase 2 clinical trials of ATI-501 and ATI-502, including their indications, trial objectives and expected timing for initiation and receipt of preliminary results:

					P

Drug					Preliminary
Candidate and					Results
Name of Trial	Indication	Objective	Patients	Initiation	Expected

ATI-501
AUAT-201	AA	Dose-ranging	80	Initiated	2H 2019

ATI-502
AA-201	AA	Dose-ranging	120	Initiated	1H 2019
AA-202	AA	PK/PD	11	Initiated	1H 2018[1]
AUATB-201	AA (Eyebrow)	Open-label study	12	Initiated	2H 2018
VITI-201	Vitiligo	Open-label study	33	Initiated	2H 2019[2]
AGA-201	AGA	Open-label study	31	Initiated	1H 2019
AD-201	Atopic Dermatitis	Open-label study	30	Initiated	Mid-2019

(1)	AA-202 interim data reported in June 2018.
(2)	VITI-201 6-month data expected in the first half of 2019 and 12-month data expected in the second half of 2019.

In August 2017, we acquired Aclaris Life Sciences, Inc. (formerly known as Confluence Life Sciences, Inc.), or Confluence.  This acquisition added small molecule drug discovery and preclinical development capabilities that allow us to bring early-stage research and development activities in-house that we previously outsourced to third parties.  We also acquired several preclinical drug candidates as part of the acquisition, including additional JAK inhibitors known as “soft” JAK inhibitors, inhibitors of the MK-2 signaling pathway and inhibitors of interleukin-2-inducible T cell kinase, or ITK.  We expect to submit an IND to the FDA for ATI-450, an MK-2 inhibitor, in mid-2019, and for our soft-JAK inhibitors in the second half of 2019.  We are considering developing ATI-450 for the treatment of rheumatoid arthritis, psoriasis, hidradenitis suppurativa, cryopyrin-associated periodic syndrome (CAPS), and pyoderma gangrenosum.  We are considering developing our soft-JAK inhibitors for the treatment of dermatological conditions, including atopic dermatitis, vitiligo and AA.  We are considering developing our ITK inhibitors for the treatment of psoriasis, inflammatory dermatoses, and inflammatory bowel disease.

In October, we were issued a U.S. patent with 18 claims directed to an applicator containing a formulation of high concentration hydrogen peroxide and methods of using such an applicator to treat SK, warts and other indications, which is scheduled to expire in 2035.

Since our inception in July 2012, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, developing ESKATA for the treatment of raised SKs, building our intellectual property portfolio, developing our supply chain and engaging in other discovery and clinical activities in dermatology. We have primarily financed our operations with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, subsequent public offerings, and a private placement of our common stock.

Since our inception, we have incurred significant operating losses. Our net loss was $94.2 million for the nine months ended September 30, 2018 and $68.5 million for the year ended December 31, 2017.  As of September 30, 2018, we had an accumulated deficit of $253.6 million.  We expect to incur significant expenses and operating losses related to product manufacturing, marketing, sales and distribution over the next several years as we continue to commercialize ESKATA and, following the closing of the acquisition described below, RHOFADE.  In addition, ESKATA and RHOFADE, and our drug candidates if approved, may not achieve commercial success.  We also expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.  We may also incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.  Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our drug candidates or delay our pursuit of potential in-licenses or acquisitions.

Recent Developments

Acquisition of RHOFADE

On October 15, 2018, we entered into an Asset Purchase Agreement, or the APA, with Allergan, pursuant to which we have agreed to acquire the worldwide rights to RHOFADE, which includes an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property.  In addition, Allergan has agreed to provide transition support services to us.

Pursuant to the APA, and upon the terms and subject to the conditions thereof, we are required to pay Allergan total cash consideration of $65.0 million, including $58.5 million to be paid at the closing and $6.5 million to be placed in escrow, plus the book value of specified lots of Allergan’s inventory of RHOFADE, which we estimate to be approximately $1 million. We have also agreed to pay Allergan a one-time payment of $5.0 million upon the achievement of a specified development milestone related to the potential development of an additional dermatology product. In addition, we have agreed to pay Allergan specified royalty payments, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments, on a country-by-country basis until the date that the patent rights related to a particular product, such as RHOFADE, have expired or, if later, ten years from the closing date of the acquisition. In addition, we have agreed to assume the rights and obligations of Allergan related to RHOFADE, including the obligation to pay specified royalties and milestone payments under agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc. Members of our management team, including Neal Walker, Frank Ruffo, Christopher Powala and Stuart Shanler, as well as Stephen Tullman, the chairman of our board of directors, are former stockholders of Vicept Therapeutics, Inc., and Dr. Shanler is also a current member of Aspect Pharmaceuticals, LLC. In their capacities as current or former holders of equity interests in these entities, these individuals may be entitled to receive a portion of the potential future payments payable by us.

The completion of the acquisition is subject to the satisfaction or waiver of a number of customary closing conditions in the APA, including the receipt of regulatory approval, the absence of certain governmental restraints and the absence of a material adverse effect on us or the RHOFADE business. We expect to close the acquisition in the fourth quarter of 2018.

Allergan received approval from the FDA in January 2017 to market RHOFADE for the topical treatment of persistent facial redness associated with rosacea in adults, and the product became commercially available in the United States in May 2017.

Loan and Security Agreement with Oxford

On October 15, 2018, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford. The Loan and Security Agreement provides for up to $65.0 million in term loans. Of the $65.0 million, we borrowed $30.0 million on October 31, 2018. The remaining $35.0 million will become available for draw beginning on the closing date of the RHOFADE acquisition and ending on the earlier of March 31, 2019 or an event of default.

October 2018 Public Offering

On October 17, 2018, we entered into an underwriting agreement pursuant to which we issued and sold 9,941,750 shares of common stock, including the underwriters’ full exercise of their option to purchase additional shares.  The shares of common stock were sold to the public at a price of $10.75 per share, for gross proceeds of $106.9 million.  We paid underwriting discounts and commissions of $6.4 million to the underwriters in connection with the offering.

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

We have also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  During the nine months ended September 30, 2018, we, through Confluence, our wholly-owned subsidiary, had two active grants from NIH which were related to early-stage research.  As of September 30, 2018, there are no remaining funds available to us under the grants.  We recognize revenue related to grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

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

Sales and Marketing Expenses

Sales and marketing expenses include salaries and related costs for our field sales force, as well as personnel in our marketing and sales operations functions, including stock-based compensation, travel expenses and recruiting expenses.  Sales and marketing expenses also include costs of content development, advertising, sponsorships and attendance at dermatology conferences as well as costs related to developing our direct-to-consumer advertising campaign, which we launched in October 2018.

Additionally, we anticipate significant increases in our sales and marketing expenses as a result of the commercial launch of ESKATA in May 2018 and if we begin selling RHOFADE following the expected closing of that acquisition.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance, investor relations and legal functions, including stock-based compensation, travel expenses and recruiting expenses. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, insurance costs, as well as payments made under our related party services agreement and milestone payments under our finder’s services agreement with KPT Consulting, LLC, or KPT, or Finder’s Services Agreement.  We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

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

Inventory

Inventory includes the third-party cost of manufacturing and assembly of the finished product form of ESKATA, quality control and other overhead costs.  Inventory is stated at the lower of cost or net realizable value.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  Our inventory is comprised solely of finished goods.

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

Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification, or ASC, 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted.  We are evaluating the impact of ASU 2018-15 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years, with early adoption permitted.  We are evaluating the impact of ASU 2018-13 on our consolidated financial statements.

In June 2018, the FASB, issued ASU 2018-07, Compensation-Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with non-employees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year, and early adoption is permitted.  We are evaluating the impact of ASU 2018-07 on our consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
	(In thousands)
Revenues:
ESKATA product sales, net	$510	$—	$510
Contract research	1,118	684	434
Total revenue, net	1,628	684	944
Cost of revenue	1,193	453	740
Gross profit	435	231	204
Operating expenses:
Research and development	15,931	10,864	5,067
Sales and marketing	11,380	3,557	7,823
General and administrative	6,574	4,566	2,008
Total operating expenses	33,885	18,987	14,898
Loss from operations	(33,450)	(18,756)	(14,694)
Other income, net	710	564	146
Net loss	$(32,740)	$(18,192)	$(14,548)

Revenue

Revenue was $1.6 million for the three months ended September 30, 2018, compared to $0.7 million for the three months ended September 30, 2017.  ESKATA product sales, net included $0.5 million of gross revenue from sales of product to McKesson, our only customer, during the three months ended September 30, 2018, offset by $39,000 of deductions for distribution and administrative fees.  Contract research revenue of $1.1 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.

Cost of Revenue

Cost of revenue was $1.2 million for the three months ended September 30, 2018, and was comprised of $0.2 million of costs related to ESKATA product sales, net and $1.0 million of costs incurred to provide laboratory services to our clients through Confluence.  Cost of revenue was $0.5 million for the three months ended September 30, 2017, and was comprised entirely of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
ESKATA	$742	$2,307	$(1,565)
A-101 45% Topical Solution	2,697	1,444	1,253
JAK inhibitors	6,092	2,753	3,339
Personnel expenses	1,834	1,582	252
Other research and development expenses	3,133	1,446	1,687
Stock-based compensation	1,433	1,332	101
Total research and development expenses	$15,931	$10,864	$5,067

The decrease in expenses associated with the development of ESKATA resulted primarily from the filing of our NDA in February 2017 following the completion of clinical trials.  Expenses related to A-101 45% Topical Solution increased primarily due to the initiation of our Phase 3 clinical trials for the treatment of common warts during the third quarter of 2018.  Development expenses for our JAK inhibitors increased due to continued growth in both preclinical and clinical trial expenses as we continue to conduct multiple Phase 2 clinical trials of ATI-501 and ATI-502.  The increase in personnel expenses was primarily the result of increased headcount.  The increase in stock-based compensation expense was primarily the result of new awards granted after September 30, 2017.  Other research and development expenses primarily included expenses for medical affairs activities related to ESKATA and drug discovery.  The increase in other research and development expenses was primarily driven by preclinical development of ATI-450, our MK-2 inhibitor.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Three Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
Direct marketing and professional fees	$4,434	$1,993	$2,441
Personnel expenses	3,447	682	2,765
Other sales and marketing expenses	2,739	402	2,337
Stock-based compensation	760	480	280
Total sales and marketing expenses	$11,380	$3,557	$7,823

Direct marketing and professional fees, as well as other sales and marketing expenses, increased as a result of the commercial launch of ESKATA, which occurred in May 2018.  Personnel and stock-based compensation expenses have increased due to increased headcount, including the hiring of our field sales force of 50 sales representatives in 2018.  Other sales and marketing expenses included sales operations, travel costs, depreciation and other miscellaneous expenses.  The increase in other sales and marketing expenses was primarily the result of costs related to our national launch meeting, employee training and samples fulfillment resulting from the commercial launch of ESKATA in May 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
Personnel expenses	$1,570	$1,133	$437
Professional and legal fees	1,600	1,083	517
Facility and support services	565	344	221
Other general and administrative expenses	519	275	244
Stock-based compensation	2,320	1,731	589
Total general and administrative expenses	$6,574	$4,566	$2,008

Personnel and stock-based compensation expenses have increased due to increased headcount.  Professional and legal fees included accounting, legal and investor relations costs associated with being a public company, as well as legal fees related to patents.  The increase in professional and legal fees was related to legal and consulting expenses incurred as a result of the commercial launch of ESKATA in May 2018, as well as business development activities.  Facility and support services included general office expenses and information technology costs, which have risen due to our increased headcount.

Other Income, Net

The $0.1 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2017, as well as higher yields on those invested balances.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	Change
	(In thousands)
Revenues:
ESKATA product sales, net	$2,043	$—	$2,043
Contract research	3,379	684	2,695
Other revenue	1,000	—	1,000
Total revenue, net	6,422	684	5,738
Cost of revenue	3,341	453	2,888
Gross profit	3,081	231	2,850
Operating expenses:
Research and development	43,472	26,601	16,871
Sales and marketing	35,030	7,183	27,847
General and administrative	20,955	13,428	7,527
Total operating expenses	99,457	47,212	52,245
Loss from operations	(96,376)	(46,981)	(49,395)
Other income, net	2,189	1,392	797
Net loss	$(94,187)	$(45,589)	$(48,598)

Revenue

Revenue was $6.4 million for the nine months ended September 30, 2018, compared to $0.7 million for the nine months ended September 30, 2017.  ESKATA product sales, net included $2.2 million of gross revenue from sales of product to McKesson, our only customer, during the nine months ended September 30, 2018, offset by $0.2 million of deductions for distribution and administrative fees.  Contract research revenue of $3.4 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  Other revenue consisted of an up-front payment of $1.0 million we received upon signing of the license agreement with Cipher in April 2018.

Cost of Revenue

Cost of revenue was $3.3 million for the nine months ended September 30, 2018, and was comprised of $0.3 million of costs related to ESKATA product sales, net and $3.0 million of costs incurred to provide laboratory services to our clients through Confluence.  Cost of revenue was $0.5 million for the nine months ended September 30, 2017, and was comprised entirely of costs incurred to provide laboratory services to our clients through Confluence, which we acquired in August 2017.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
ESKATA	$1,990	$4,716	$(2,726)
A-101 45% Topical Solution	4,223	2,314	1,909
JAK inhibitors	17,806	7,639	10,167
Personnel expenses	6,179	4,396	1,783
Change in contingent consideration	866	—	866
Other research and development expenses	7,492	3,683	3,809
Stock-based compensation	4,916	3,853	1,063
Total research and development expenses	$43,472	$26,601	$16,871

The decrease in costs associated with the development of ESKATA resulted primarily from the filing of our NDA in February 2017 following the completion of clinical trials.  Expenses related to A-101 45% Topical Solution increased primarily due to the initiation of our Phase 3 clinical trials for the treatment of common warts during the third quarter of 2018.  Development expenses for our JAK inhibitors increased due to continued growth in both preclinical and clinical trial expenses as we continue to conduct multiple Phase 2 clinical trials of ATI-501 and ATI-502.  The increase in personnel expenses was primarily the result of increased headcount.  The increase in stock-based compensation expense was primarily the result of new awards granted after September 30, 2017.  The change in contingent consideration was the result of updates to our assumptions related to drug discovery research on our soft-JAK inhibitors, which progressed more quickly than originally planned.  Other research and development expenses primarily included expenses for medical affairs activities related to ESKATA, and expenses related to drug discovery performed by Confluence, which we acquired in August 2017; we did not incur similar drug discovery expenses prior to such acquisition.  The increase in other research and development expenses was also driven by preclinical development of ATI-450, our MK-2 inhibitor.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
Direct marketing and professional fees	$13,494	$3,806	$9,688
Personnel expenses	11,105	1,507	9,598
Other sales and marketing expenses	7,744	610	7,134
Stock-based compensation	2,687	1,260	1,427
Total sales and marketing expenses	$35,030	$7,183	$27,847

Direct marketing and professional fees, as well as other sales and marketing expenses, increased as a result of the commercial launch of ESKATA, which occurred in May 2018.  Personnel and stock-based compensation expenses have increased due to increased headcount, including the hiring of our field sales force of 50 sales representatives during the nine months ended September 30, 2018.  Other sales and marketing expenses included sales operations, travel costs, depreciation and other miscellaneous expenses. The increase in other sales and marketing expenses was primarily the result of costs related to our national launch meeting, employee training and samples fulfillment resulting from the commercial launch of ESKATA in May 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(In thousands)
Personnel expenses	$5,124	$2,984	$2,140
Professional and legal fees	4,285	2,893	1,392
Facility and support services	1,774	949	825
Milestone payment	1,500	1,000	500
Other general and administrative expenses	1,336	715	621
Stock-based compensation	6,936	4,887	2,049
Total general and administrative expenses	$20,955	$13,428	$7,527

Personnel and stock-based compensation expenses have increased due to increased headcount.  Professional and legal fees included accounting, legal and investor relations costs associated with being a public company, as well as legal fees related to patents.  The increase in professional and legal fees was related to legal and consulting expenses incurred as a result of the commercial launch of ESKATA in May 2018, as well as business development activities.  The milestone payment of $1.5 million in the nine months ended September 30, 2018 was made upon the achievement of specified commercial milestones under the terms of the Finder’s Services Agreement with KPT.  The milestone payment of $1.0 million in the nine months ended September 30, 2017 was made upon the achievement of specified regulatory milestones pursuant to the Finder’s Services Agreement with KPT.  Facility and support services included general office expenses and information technology costs which have risen due to our increased headcount.

Other Income, Net

The $0.8 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2017, as well as higher yields on those invested balances.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations since inception primarily through sales of our equity securities in public offerings and a private placement transaction.  As described below, in October 2018 we entered into a loan facility with an institutional lender.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of $134.3 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our recent debt financing obligation, sublease obligations, capital lease obligations and contingent obligations under acquisition and intellectual property licensing agreements, which are summarized below under “Contractual Obligations and Commitments.”

At-The-Market Facility

In November 2016, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which Cowen acted as our agent in connection with sales of our common stock from time to time under an “at-the-market” equity facility.  In April 2017, we sold 635,000 shares of our common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of approximately $20.0 million.  We paid underwriting discounts and commissions of $0.6 million, and we also incurred expenses of $0.1 million in connection with this sale.  In October 2018, we terminated the at-the-market sales agreement with Cowen without having sold any additional shares of common stock.

August 2017 Public Offering

In August 2017, we closed a follow-on public offering in which we sold 3,747,602 shares of common stock at a price to the public of $23.02 per share, for aggregate gross proceeds of $86.3 million. We paid underwriting discounts and commissions of $5.2 million, and we also incurred expenses of $0.2 million in connection with the offering.  As a result, the net offering proceeds received by us were $80.9 million.

October 2018 Public Offering

In October 2018, we closed a follow-on public offering in which we sold 9,941,750 shares of common stock at a price to the public of $10.75 per share, for aggregate gross proceeds of $106.9 million.  We paid underwriting discounts and commissions of $6.4 million to the underwriters in connection with the offering.

Loan and Security Agreement with Oxford

On October 15, 2018, we entered into the Loan and Security Agreement with Oxford. The Loan and Security Agreement provides for up to $65.0 million in term loans. Of the $65.0 million, we borrowed $30.0 million on October 31, 2018. The remaining $35.0 million will become available for draw beginning on the closing date of the RHOFADE acquisition and ending on the earlier of March 31, 2019 or an event of default. Should we not draw all or a portion of the $35.0 million during the applicable draw timeframe, or if we prepay the entirety of the amount drawn during the applicable draw timeframe, we will be required to pay Oxford a non-utilization fee equal to 1.0% of the undrawn portion.

The Loan and Security Agreement provides for interest only payments through the payment date immediately prior to November 1, 2021, followed by 24 consecutive equal monthly payments of principal and interest in arrears starting on November 1, 2021 and continuing through the maturity date of October 1, 2023. All unpaid principal and accrued and unpaid interest will be due and payable on the maturity date.  The Loan and Security Agreement provides for an annual interest rate equal to the greater of (i) 8.35% and (ii) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue plus 6.25%. The Loan and Security Agreement also provides for a final payment equal to 5.75% of the original principal amount of the term loans drawn, which final payment is due on October 1, 2023 or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans drawn for any prepayment prior to the first anniversary of the applicable funding date, (ii) 2% of the original principal amount of the aggregate term loans drawn for any prepayment between the first and second anniversaries of the applicable funding date or (iii) 1% of the original principal amount of the aggregate term loans drawn for any prepayment after the second anniversary of the applicable funding date but before October 1, 2023. We also have the option to prepay the term loans in part, once in a three-month period, of an amount of $2.0 million or greater, subject to the same prepayment fees and other specified limitations.

Our obligations under the Loan and Security Agreement are secured by substantially all of our assets, except that the collateral does not include our intellectual property. However, we have agreed not to encumber any of our intellectual property. The Loan and Security Agreement contains customary representations, warranties and covenants, including covenants that limit our ability, subject to specified exceptions, to convey, sell, lease, transfer, assign or otherwise dispose of assets; engage in any business other than the businesses currently engaged in; liquidate or dissolve; undergo specified change of control events; create, incur, assume or be liable for indebtedness; create, incur, allow or suffer any liens on property; pay dividends and make other restricted payments; make investments; or enter into any material transactions with affiliates. The Loan and Security Agreement also contains specified financial covenants related to minimum consolidated future revenues.

The Loan and Security Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill our obligations under the Loan and Security Agreement, the occurrence of a material adverse change, specified defaults or our failure to keep our common stock listed on the Nasdaq Stock Market. In the event of default, Oxford would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan and Security Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash used in operating activities	$(73,563)	$(36,453)
Net cash provided by (used in) investing activities	79,873	(34,127)
Net cash provided by financing activities	78	100,464
Net increase in cash and cash equivalents	$6,388	$29,884

Operating Activities

During the nine months ended September 30, 2018, operating activities used $73.6 million of cash primarily resulting from our net loss of $94.2 million, partially offset by changes in our operating assets and liabilities of $3.7 million, and non-cash adjustments of $16.9 million.  Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2018 consisted of an $8.8 million increase in accounts payable and accrued expenses, which was partially offset by a $3.5 million increase in prepaid expenses and other current assets, a $0.6 million increase in accounts receivable and a $1.0 million increase in inventory.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of September 30, 2018, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of September 30, 2018 primarily included sales and marketing expenses related to the commercial launch of ESKATA in May 2018, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical Solution, and our Phase 2 clinical trials for ATI-501 and ATI-502.  The increase in prepaid expenses and other current assets was primarily due to sales and marketing expenses related to our direct-to-consumer advertising campaign for ESKATA which began in October 2018, partially offset by a $2.0 million Prescription Drug User Fee Act, or PDUFA, fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, for which we received a refund during the nine months ended September 30, 2018.The increases in accounts receivable and inventory were the result of the commercial launch of ESKATA.  Non-cash expenses of $16.9 million were primarily composed of stock-based compensation expense.

During the nine months ended September 30, 2017, operating activities used $36.5 million of cash, primarily resulting from our net loss of $45.6 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash adjustments of $10.4 million.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted of a $4.3 million increase in prepaid expenses and other current assets partially offset by a $3.1 million increase in accounts payable and accrued expenses.  The increase in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, as well as deposits made for clinical supplies and development activities which were incurred during the fourth quarter of 2017.  The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-501 and ATI-502, as well as the timing of vendor invoicing and payments.  Non-cash expenses of $10.4 million were primarily composed of stock-based compensation expense.

Investing Activities

During the nine months ended September 30, 2018, investing activities provided $79.9 million of cash, consisting of proceeds from sales and maturities of marketable securities of $193.4 million, partially offset by purchases of marketable securities of $112.3 million, and purchases of equipment of $1.2 million.

During the nine months ended September 30, 2017, investing activities used $34.1 million of cash, consisting of purchases of marketable securities of $120.5 million, $9.6 million for the acquisition of Confluence and purchases of equipment of $0.7 million, partially offset by proceeds from sales and maturities of marketable securities of $96.7 million.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $0.1 million of cash and included $0.6 million from the exercise of employee stock options, partially offset by $0.5 million of capital lease payments.

During the nine months ended September 30, 2017, financing activities provided $100.5 million of cash and included $19.3 million of net proceeds from the sale of common stock in April 2017 under our at-the-market equity facility with Cowen, and $80.9 million of net proceeds from our August 2017 public offering, as well as $0.2 million of cash received from the exercise of employee stock options.

Funding Requirements

We plan to focus in the near term on the commercialization of ESKATA for the treatment of raised SKs, and RHOFADE for the treatment of persistent facial erythema associated with rosacea in adults, if we close our acquisition of that product, as well as the clinical development of our drug candidates.  We anticipate we will incur net losses for the next several years as we continue to commercialize ESKATA and RHOFADE, continue the clinical development of A-

101 45% Topical Solution for the treatment of common warts and continue research and development of ATI-501 and ATI-502 for the treatment of AA, and potentially for other dermatological conditions, as well as the identification, research and development of other compounds. We plan to continue to invest in discovery efforts to explore additional drug candidates, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, sales, marketing and direct-to-consumer advertising costs, legal and other regulatory expenses, and administrative and overhead costs.  In addition, pursuant to the APA, and upon the terms and subject to the conditions thereof, we are required to pay Allergan total cash consideration of $65.0 million, including $58.5 million to be paid at the closing and $6.5 million to be placed in escrow, plus the book value of Allergan’s inventory of RHOFADE commercial product and samples, which we estimate to be approximately $1 million. Our future funding requirements will be heavily determined by the resources needed to support the commercialization of ESKATA and, if we complete the acquisition, the commercialization of RHOFADE, and the development of our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our unaudited condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions including the commercialization of ESKATA, the closing of our acquisition of RHOFADE, the commercialization of RHOFADE, conducting Phase 3 clinical trials for A-101 45% Topical Solution for the treatment of common warts, the continued development of ATI-501 and ATI-502 as potential treatments for AA and other indications, and the development of ATI-450 as a potential treatment for psoriasis and other dermatologic conditions.  These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect.  We expect that we will require additional capital to commercialize A-101 45% Topical Solution for the treatment of common warts, if approved, to complete the clinical development of ATI-501 and ATI-502, to develop our preclinical compounds, to support our discovery efforts, and to pursue in-licenses or acquisitions of other drug candidates.  We also expect to incur significant expenses related to the commercialization of ESKATA and, if we close the acquisition, RHOFADE, including product manufacturing, sales, marketing, direct-to-consumer advertising and distribution costs.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including:

•	the number and characteristics of the drug candidates we pursue;

•	the scope, progress, results and costs of researching and developing our drug candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining marketing approvals for our drug candidates;
•	the cost of manufacturing commercial quantities of ESKATA, RHOFADE and any drug candidates we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future drug candidates, if any.

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

Under the assignment agreement with the Estate of Mickey Miller pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA or related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement.  Under the related Finder’s Services Agreement, we have agreed to make a remaining payment of $3.0 million upon the achievement of a specified commercial milestone.  In addition, we have agreed to pay royalties on sales of ESKATA or related products at a low single-digit percentage of net sales, as defined in the agreement.

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

In October 2018, we borrowed $30.0 million under the Loan and Security Agreement with Oxford.  We will be able to borrow up to an additional $35.0 million beginning on the closing date of the acquisition of RHOFADE and ending on the earlier of March 31, 2019 or an event of default.  Any amounts borrowed under the Loan and Security Agreement will be subject to interest only through October 2021, after which we will be required to make principal and interest payments through the maturity date of October 2023.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Acquisition of RHOFADE and Loan and Security Agreement with Oxford

We may not close the acquisition or realize the anticipated benefits from our acquisition of RHOFADE.

We may not close the acquisition of RHOFADE. The completion of the acquisition is subject to the satisfaction or waiver of a number of closing conditions in the APA, including the receipt of regulatory approval, the absence of certain governmental restraints and the absence of a material adverse effect on us or the RHOFADE business. Even if we do close the acquisition, the success of our acquisition of RHOFADE will depend, in large part, on our ability to realize operating synergies from combining RHOFADE with our portfolio of drug candidates and ESKATA.

The failure to successfully integrate and manage the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the acquisition. Potential difficulties that may be encountered include the following:

•	complexities associated with managing an additional commercial-stage drug;
•	training our sales force to market both ESKATA and RHOFADE;
•	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel;
•

our due diligence processes in connection with the acquisition may fail to identify significant problems, risks, liabilities or other shortcomings or challenges associated with the RHOFADE assets, including problems, risks, liabilities or other shortcomings or challenges with respect to intellectual property, product quality and safety and other known and unknown liabilities; and

•	performance shortfalls as a result of the diversion of management's attention caused by completing the acquisition and integrating RHOFADE.

If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected, or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.

We may not be able to generate sufficient cash to service our indebtedness, including the Loan and Security Agreement with Oxford.

We have entered into a Loan and Security Agreement with Oxford, pursuant to which we borrowed $30.0 million on October 31, 2018, and can draw an additional $35.0 million beginning on the closing date of our acquisition of RHOFADE until March 31, 2019. Our obligations under the Loan and Security Agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without Oxford's prior written consent. The Loan and Security Agreement contains negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions, incurring indebtedness or liens, paying dividends or making investments and other specified business transactions. The Loan and Security Agreement also contains specified financial covenants related to us achieving specified minimum consolidated revenues in future periods. Our obligations under the Loan and Security Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the covenants and conditions of the Loan and Security Agreement, including our failure to achieve the minimum revenue covenants, could result in an event of default, which could result in an acceleration of amounts due under the Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and Oxford could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Risks Related to our Business and Intellectual Property

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

With respect to RHOFADE for the treatment of persistent facial redness due to rosacea, we are aware of one other drug that shares this indication. MIRVASO (brimonidine) topical gel, 0.33%, which was approved in 2013, is currently marketed by Galderma Laboratories, L.P.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, or limit the duration of the patent protection of our technology and drugs. Our issued U.S. patents, with claims directed to treatment of SK and acrochordons with high-concentration hydrogen peroxide of at least 23%, including ESKATA and A-101 45% Topical Solution, are scheduled to expire in 2022, and our issued U.S. formulation patent with claims directed to high-concentration hydrogen peroxide formulations, including ESKATA and A-101 45% Topical Solution, and methods of use is scheduled to expire in 2035. The issued U.S. patents that we have agreed to exclusively license from Allergan relating to methods of treating erythema resulting from rosacea by topically administering oxymetazoline or other alpha-1 adrenoreceptor agonists, which cover the approved use of RHOFADE, expire between January 2024 and May 2028. The issued U.S. patent that covers cream formulations of oxymetazoline, including RHOFADE, expires in December 2031. The issued U.S. patents relating to methods of treating facial erythema associated with rosacea by topically administering once or twice daily 1% or 1.5% oxymetazoline expire in June 2035. The patents and applications that we have agreed to exclusively sublicense from Allergan that may relate to RHOFADE expire between May 2024 and May 2025. Certain issued U.S. patents relating to our JAK inhibitors, ATI-501 and ATI-502, are scheduled to expire in 2023 and additional U.S. patents, with claims specifically directed to such JAK inhibitors, are scheduled to expire in 2030. The issued U.S. and Japanese patents that we exclusively licensed from Columbia University with claims directed to the use of third party JAK inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, expire in 2031. We currently do not have any patents issued directed to our "soft" JAK inhibitors, but any claims that may issue would expire in 2038. Our issued U.S. patent covering our lead inhibitors of the MK-2 signaling pathway inhibitor, expires in 2034 and other issued patents covering different MK-2 signaling pathway inhibitors expire in 2031 and 2032. Our issued patents covering our novel inhibitors of ITK expire between 2035 and 2038. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

In such a proceeding, a court or administrative board may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any such proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties. For instance, we are aware of third parties that have marketed high-concentration hydrogen peroxide solutions over the internet for the treatment of SK and warts. These parties do not appear to have regulatory authority, and we have not authorized them in any way to market these products. However, to date we have refrained from seeking to enforce our intellectual property rights against these third parties due to the transient nature of their activities.

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

We are aware that a third party generic pharmaceutical company completed a Phase 3 clinical trial in March 2018 evaluating the reduction in erythema in adults with moderate to severe facial erythema associated with rosacea with a 1% oxymetazoline topical cream in comparison to an oxymetazoline reference listed drug. While conducting such a clinical trial may not be an act of patent infringement in the United States, such a clinical trial could serve as the basis for the third party to file an Abbreviated New Drug Application, or ANDA, or 505(b)(2) application for a generic of RHOFADE that relies in whole or in part on studies conducted by Allergan, which could trigger a potential patent infringement lawsuit. If we were to bring a patent infringement lawsuit against such a third party for infringing any of the U.S. patents relating to methods of treating erythema resulting from rosacea by topically administering oxymetazoline that we have agreed to exclusively license from Allergan, we may be required to join Allergan as a party to such a lawsuit. In addition, if we were to bring a patent infringement lawsuit against a third party for infringing certain patents that we have agreed to sublicense from Allergan relating to the use of oxymetazoline for treating rosacea or purpura by topical application, we may also be required to join Allergan and another third party as parties to such a lawsuit.

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

The RHOFADE patents that we have agreed to exclusively license from Allergan are subject to a cross-license agreement with a third party, which will place obligations and limitations on our ability to prosecute, maintain and enforce such patents solely as they relate to an alpha adrenoreceptor agonist that is not oxymetazoline.

We have agreed to exclusively license from Allergan a family of U.S. patents and applications relating to methods of treating erythema resulting from rosacea by topically administering oxymetazoline or other alpha-1 adrenoreceptor agonists, which expire between January 2024 and May 2028. This patent family covers the approved use of RHOFADE. This patent family is also subject to an exclusive license granted by Allergan to a third party, which will place obligations and limitations on our ability to prosecute, maintain and enforce such patents solely as they relate to an alpha adrenoreceptor agonist that is not oxymetazoline.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, the use of ESKATA for the treatment of raised SKs is currently covered by patents in the United States, Australia, India and New Zealand, but not in the European Union or other countries. The use of A-101 45% Topical Solution for the treatment of warts is currently covered by issued patents in the United States, Australia, India and New Zealand, but not in the European Union or other countries. A U.S. patent is issued, and patent applications are pending in the United States, the European Union and other foreign countries directed to high-concentration hydrogen peroxide formulations, including ESKATA and A-101 45% Topical Solution and methods of use. With respect to RHOFADE, the family of patents and applications relating to methods of treating erythema resulting from rosacea by topically administering oxymetazoline or other alpha-1 adrenoreceptor agonists, which expire between January 2024 and May 2028, is not filed outside of the United States. Accordingly, the patent protection for RHOFADE outside of the United States is based upon a family of patents and applications in the United States, the European Union and other major foreign markets that cover certain cream formulations of oxymetazoline, including RHOFADE, which expires in December 2031 and a family of patents and applications in the United States, the European Union and other major foreign markets relating to methods of treating facial erythema associated with rosacea by topically administering once or twice daily 1% or 1.5% oxymetazoline, which expires in June 2035. RHOFADE may also be covered by certain patents and applications in the United States, the European Union and other major foreign markets that expire between May 2024 and May 2025, which we have agreed to exclusively sublicense from Allergan.

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

The validity, scope and enforceability of any of our patents that cover ESKATA, RHOFADE, A-101 45% Topical Solution or any of our other drug candidates can be challenged by competitors.

The likelihood that a third party will challenge our patents covering ESKATA or RHOFADE is increased now that these products have received marketing approval from the FDA. The challenge may come in the form of a patent office proceeding, such as an inter partes review, challenging the validity of the patents or a district court proceeding, such as a paragraph IV litigation arising out of the filing of an ANDA.

If a third party files an ANDA or 505(b)(2) application for a generic of ESKATA or RHOFADE, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party's generic drug. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party's ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party's ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party's ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with ESKATA or RHOFADE. We are aware that a third party generic pharmaceutical company completed a Phase 3 clinical trial in March 2018 evaluating the reduction in erythema in adults with moderate to severe facial erythema associated with rosacea with a 1% oxymetazoline topical cream in comparison to an oxymetazoline reference listed drug. Such a clinical trial could serve as the basis for filing an ANDA or 505(b)(2) application for a generic of RHOFADE that relies in whole or in part on studies conducted by Allergan, triggering the potential for a paragraph IV certification and subsequent patent infringement lawsuit. Any such lawsuit could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement and the approval of a generic version of RHOFADE sooner than anticipated.

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

ACLARIS THERAPEUTICS, INC.

Date: November 6, 2018	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 6, 2018	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)