Form 10-Q
period 2019-03-31
Aclaris Therapeutics, Inc.
filed 2019-05-08
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.00001 par value	ACRS	The Nasdaq Stock Market, LLC

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on May 7, 2019 was 41,272,308.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$34,197	$57,019
Marketable securities	102,558	110,953
Accounts receivable, net	15,817	4,861
Inventory	856	791
Prepaid expenses and other current assets	3,385	5,875
Total current assets	156,813	179,499
Property and equipment, net	4,026	4,280
Intangible assets	71,459	72,951
Goodwill	18,504	18,504
Other assets	2,381	332
Total assets	$253,183	$275,566
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,574	$14,755
Accrued expenses	20,786	11,986
Current portion of lease liabilities	868	601
Total current liabilities	36,228	27,342
Other liabilities	3,301	1,703
Long-term debt	29,918	29,914
Contingent consideration	934	934
Deferred tax liability	549	549
Total liabilities	70,930	60,442
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 41,269,643 and 41,210,725 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid‑in capital	512,040	507,366
Accumulated other comprehensive loss	(49)	(69)
Accumulated deficit	(329,738)	(292,173)
Total stockholders’ equity	182,253	215,124
Total liabilities and stockholders’ equity	$253,183	$275,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product sales, net	$3,778	$—
Contract research	1,263	1,118
Total revenue, net	5,041	1,118

Costs and expenses:
Cost of revenue (excludes amortization)	2,777	967
Research and development	19,919	13,606
Sales and marketing	9,828	11,233
General and administrative	8,193	6,260
Amortization of definite-lived intangible	1,659	—
Total costs and expenses	42,376	32,066
Loss from operations	(37,335)	(30,948)

Other income (expense), net	(230)	719
Net loss	$(37,565)	$(30,229)

Net loss per share, basic and diluted	$(0.91)	$(0.98)
Weighted average common shares outstanding, basic and diluted	41,248,663	30,885,928

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$34	$(65)
Foreign currency translation adjustments	(14)	(17)
Total other comprehensive income (loss)	20	(82)
Comprehensive loss	$(37,545)	$(30,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124
Vesting of RSUs	58,918	—	(188)	—	—	(188)
Unrealized gain on marketable securities	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	4,862	—	—	4,862
Net loss	—	—	—	—	(37,565)	(37,565)
Balance at March 31, 2019	41,269,643	$—	$512,040	$(49)	$(329,738)	$182,253

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,856,505	$—	$384,943	$(246)	$(159,435)	$225,262
Exercise of stock options and vesting of RSUs	49,124	—	378	—	—	378
Unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Foreign currency translation adjustment	—	—	—	(17)	—	(17)
Stock-based compensation expense	—	—	5,143	—	—	5,143
Net loss	—	—	—	—	(30,229)	(30,229)
Balance at March 31, 2018	30,905,629	$—	$390,464	$(328)	$(189,664)	$200,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,565)	$(30,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,226	222
Stock-based compensation expense	4,862	5,143
Change in fair value of contingent consideration	—	866
Changes in operating assets and liabilities:
Accounts receivable	(10,956)	—
Inventory	(65)	—
Prepaid expenses and other assets	1,854	1,022
Accounts payable	(197)	316
Accrued expenses	8,523	788
Net cash used in operating activities	(31,318)	(21,872)
Cash flows from investing activities:
Purchases of property and equipment	(284)	(298)
Purchases of marketable securities	(73,100)	(35,614)
Proceeds from sales and maturities of marketable securities	82,000	92,105
Net cash provided by investing activities	8,616	56,193
Cash flows from financing activities:
Finance lease payments	(120)	(36)
Proceeds from the exercise of employee stock options	—	394
Net cash (used in) provided by financing activities	(120)	358
Net increase (decrease) in cash and cash equivalents	(22,822)	34,679
Cash and cash equivalents at beginning of period	57,019	20,202
Cash and cash equivalents at end of period	$34,197	$54,881
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$24	$210
Operating lease asset recorded as a result of new accounting standard	$2,132	$—
Offering costs included in accounts payable	$—	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In March 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc., and in September 2018, Vixen was dissolved.  In August 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company.”  The Company is a physician-led biopharmaceutical company focused on immuno-inflammatory and dermatological diseases. The Company has two commercial products and a diverse pipeline of drug candidates.  The Company’s first commercial product, ESKATA (hydrogen peroxide) Topical Solution, 40% (w/w) (“ESKATA”), is a proprietary high‑concentration formulation of hydrogen peroxide that the Company is commercializing as an office-based prescription treatment for raised seborrheic keratosis (“SK”), a common non‑malignant skin tumor. The Company submitted a New Drug Application (“NDA”) for ESKATA to the U.S. Food and Drug Administration (“FDA”) in February 2017, and it was approved in December 2017.  The Company launched ESKATA in the United States in May 2018.  In November 2018, the Company acquired the worldwide rights to a second commercial product, RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”), which includes an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. At March 31, 2019, the Company had cash, cash equivalents and marketable securities of $136,755 and an accumulated deficit of $329,738. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated any revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing of the Company’s drug candidates, and commercialization of the Company’s products will require significant additional financing.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations.  The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, ATIL, Confluence and Vixen.  All significant intercompany transactions have been eliminated.  Based upon the combination of revenue from product sales and contract research services, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the condensed consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, variable consideration included in product sales, net, research and development expenses, contingent consideration and the valuation of stock-based awards.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March  31, 2019, the condensed consolidated statements of operations and comprehensive loss for the three months ended March  31, 2019 and 2018, the condensed consolidated statement of stockholders’ equity for the three months ended March  31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March  31, 2019 and 2018 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March  31, 2019, the results of its operations and comprehensive loss for the three months ended March  31, 2019 and 2018 and its cash flows for the three months ended March  31, 2019 and 2018.  The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three months ended March  31, 2019 and 2018 are unaudited. The results for the three months ended March  31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2019.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K filed with the SEC on March 18, 2019.  Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies other than those noted below.

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

Product Sales, net

The Company sells ESKATA and RHOFADE to a limited number of wholesalers in the United States (collectively, its “Customers”).  These Customers subsequently resell the Company’s products to pharmacies and health care providers.  In addition to distribution agreements with Customers, the Company has entered and may continue to enter into arrangements with health care providers, third-party payors, pharmacy benefit managers, and/or group purchasing organizations (“GPOs”) which provide for government mandated or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue from product sales at the point the Customer obtains control of the product, which generally occurs upon delivery, and includes estimates of variable consideration in the same period revenue is recognized.  Components of variable consideration include trade discounts and allowances, product returns, government rebates, discounts and rebates, other incentives such as patient co-pay assistance, and other fee for service amounts.  Variable consideration is recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third party other than a Customer.  The Company considers all relevant information when estimating variable consideration such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  The amount of net revenue the Company can recognize is constrained by estimates of variable consideration which are included in the transaction price.  Payment terms with Customers do not exceed one year and, therefore, the Company does not account for a financing component in its arrangements.  The Company expenses incremental costs of obtaining a contract with a Customer, including sales commissions, when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to Customers are recorded as sales and marketing expenses in the consolidated statement of operations.

Trade Discounts and Allowances - The Company may provide Customers with trade discounts, rebates, allowances or other incentives.  The Company records an estimate for these items as a reduction of revenue in the same period the revenue is recognized.

Government and Payor Rebates - The Company has contracted and may continue to contract with certain third-party payors, primarily health insurance companies, pharmacy benefit managers and/or government programs, for the payment of rebates with respect to utilization of its products.  The Company also has agreements with GPOs that provide for administrative fees and discounted pricing in the form of volume-based rebates.  The Company is also subject to discount obligations under state Medicaid programs and Medicare.  The Company records an estimate for these rebates as a reduction of revenue in the same period the revenue is recognized.

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

Product sales, net consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
ESKATA	$72	$—
RHOFADE	3,706	—
Total product sales, net	$3,778	$—

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

The Company has also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health (“NIH”).  During the three months ended March 31, 2018, the Company, through Confluence, its wholly-owned subsidiary, had two active grants from NIH which were related to early-stage research.  There are no remaining funds available to the Company under the grants.  The Company recognizes revenue related to grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

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

Inventory

Inventory includes the third-party cost of manufacturing and assembly of finished product, quality control and other overhead costs.  Inventory is stated at the lower of cost or net realizable value.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.    The Company had $856 and $791 of inventory as of March  31, 2019 and December 31, 2018, respectively, which was comprised primarily of finished goods.

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

Leases

Leases represent a company’s right to use an underlying asset and a corresponding obligation to make payments to a lessor for the right to use those assets.  The Company evaluates leases at their inception to determine if they are an operating lease or a finance lease.  A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows are substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term.  Leases that do not meet the finance lease criteria are accounted for as an operating lease.

The Company recognizes assets and liabilities for leases at their inception based upon the present value of all payments due under the lease.  The Company uses an implicit interest rate to determine the present value of finance leases, and its incremental borrowing rate to determine the present value of operating leases.  The Company determines incremental borrowing rates by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease.  The Company recognizes expense for operating and finance leases on a straight-line basis over the term of each lease, and interest expense related to finance leases is recognized over the lease term based on the effective interest method.  The Company includes estimates for any residual value guarantee obligations under its leases in lease liabilities recorded on its condensed consolidated balance sheet.

Right-of-use assets are included in other assets and property and equipment, net on the Company’s condensed consolidated balance sheet for operating and finance leases, respectively.  Obligations for lease payments are included in current portion of lease liabilities and other liabilities on the Company’s condensed consolidated balance sheet for both operating and finance leases.

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

The Company’s top five customers represented 93% of aggregate gross revenues from product sales and contract research revenue for the three months ended March 31, 2019.  The Company’s top five customers represented 88% of gross revenues from contract research revenue for the three months ended March 31, 2018.  The Company did not have product sales during the three months ended March 31, 2018.  The Company currently relies on Allergan Sales, LLC (“Allergan”) to distribute RHOFADE on its behalf pursuant to the terms of a transition services agreement while the Company develops sales, marketing and distribution capabilities to support the commercialization of RHOFADE in the United States.  Accounts receivable, net as of March 31, 2019 and December 31, 2018 included $15,086 and $4,298, respectively, related to amounts invoiced by Allergan for sales of RHOFADE pursuant to the terms of the transition services agreement.

The Company is dependent on third-party manufacturers to supply products for commercial distribution, as well as for research and development activities, including preclinical and clinical testing.  These activities could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and other components.

Recently Issued Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with nonemployees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year.  The Company adopted the provisions of this standard on January 1, 2019, the impact of which on its condensed consolidated financial statements was not significant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and 2018-11, Targeted Improvements, which included a number of technical corrections and improvements, including additional options for transition.  The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The amendments in ASU 2016-02 must be applied to all leases existing at the date a company initially applies the standard.

The Company adopted the new standard on January 1, 2019, using the effective date as the date of its initial application, and used the modified retrospective approach.  In addition, the Company elected the practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease identification and classification.  The Company also elected the practical expedient to not separate lease and non-lease components, as well as the short-term lease practical expedient which allowed the Company to not capitalize leases with terms less than 12 months that do not contain a reasonably certain purchase option.   The Company’s financial statements have not been restated, and disclosures required by the new standard have not been provided, for periods before January 1, 2019.

The adoption of ASU 2016-02 resulted in recording additional assets and liabilities of $2,132 and $2,317, respectively upon adoption on January 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on the Company’s condensed consolidated statement of operations or cash flows.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$25,738	$4,339	$—	$30,077
Marketable securities	—	102,558	—	102,558
Total assets	$25,738	$106,897	$—	$132,635

Liabilities:
Acquisition-related contingent consideration	$—	$—	$934	$934
Total liabilities	$—	$—	$934	$934

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$49,766	$4,992	$—	$54,758
Marketable securities	—	110,953	—	110,953
Total assets	$49,766	$115,945	$—	$165,711

Liabilities:
Acquisition-related contingent consideration	$—	$—	$934	$934
Total liabilities	$—	$—	$934	$934

As of March  31, 2019 and December 31, 2018, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund and commercial paper, which were valued based upon Level 1 inputs, and commercial paper, corporate debt and government obligations, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  On a quarterly basis, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of those quoted prices.  The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to the quoted prices obtained from the third-party pricing service.  During the three months ended March  31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

The following tables present the fair value of the Company’s available for sale marketable securities by type of security:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$16,833	$5	$(2)	$16,836
Commercial paper	48,715	—	—	48,715
Asset-backed securities	22,075	8	(1)	22,082
U.S. government agency debt securities	14,926	—	(1)	14,925
Total marketable securities	$102,549	$13	$(4)	$102,558

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$5,030	$—	$(14)	$5,016
Commercial paper	67,159	—	—	67,159
Asset-backed securities	21,745	—	(8)	21,737
U.S. government agency debt securities	17,044	—	(3)	17,041
Total marketable securities	$110,978	$—	$(25)	$110,953

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2019	2018
Computer equipment	$1,323	$1,292
Fleet vehicles	—	2,131
Finance lease right-of-use assets	2,557	—
Manufacturing equipment	607	604
Lab equipment	649	1,068
Furniture and fixtures	628	524
Leasehold improvements	335	332
Property and equipment, gross	6,099	5,951
Accumulated depreciation	(2,073)	(1,671)
Property and equipment, net	$4,026	$4,280

Depreciation expense was $402 and $203 for the three months ended March 31, 2019 and 2018, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	March 31,	December 31,	March 31,	December 31,
	Life (years)	2019	2018	2019	2018
RHOFADE product rights	9.7	$66,415	$66,229	$2,211	$552
Other intangible assets	8.3	751	751	125	106
Total definite-lived intangible assets		67,166	66,980	2,336	658
IPR&D	—	6,629	6,629	—	—
Total intangible assets, net		$73,795	$73,609	$2,336	$658

Amortization expense was $1,677 and $0 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, estimated future amortization expenses are as follows:

Year Ending December 31,
2019	$5,038
2020	6,717
2021	6,718
2022	6,717
2023	6,718
Thereafter	32,922
Total	$64,830

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Employee compensation expenses	$2,911	$5,293
Sales discounts and allowances	10,243	2,650
Selling and marketing expenses	808	453
Research and development expenses	3,294	1,437
Professional fees	1,276	1,123
Other	2,254	1,030
Total accrued expenses	$20,786	$11,986

7. Debt

Loan and Security Agreement – Oxford Finance LLC

In October 2018, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”).  The Loan Agreement provided for up to $65,000 in term loans (the “Term Loan Facility”).  Of the $65,000, the Company borrowed $30,000 in October 2018, and did not draw the remaining $35,000 that was available until March 31, 2019 under the Loan Agreement.

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

The Term Loan Facility is collateralized by substantially all of the Company’s assets, except that the collateral does not include the Company’s intellectual property, and the Company has agreed not to encumber any of its intellectual property.  The Loan Agreement contains customary representations, warranties and covenants by the Company.  The Loan Agreement also contains specified financial covenants related to minimum consolidated future revenues of the Company.

The carrying value of the Loan Agreement approximates fair value because the interest is a floating rate based on the 30-day U.S. LIBOR rate, and is therefore reflective of market rates.

8. Stockholders’ Equity

Preferred Stock

As of March  31, 2019 and December 31, 2018, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  No shares of preferred stock were outstanding as of March  31, 2019 or December 31, 2018.

Common Stock

As of March  31, 2019 and December 31, 2018, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  The Company did not declare any dividends through March  31, 2019.

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

9. Stock‑Based Awards

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The only employees eligible to receive grants of awards under the 2017 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq listing rules, generally including individuals who were not previously an employee or director of the Company.  Under the terms of the 2017 Inducement Plan, up to 1,000,000 shares of common stock were available for issuance pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2019, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,648,429 shares. As of March  31, 2019,  1,896,482 shares remained available for grant under the 2015 Plan.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 948,761 were outstanding as of both March  31, 2019 and December 31, 2018.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of the shares of common stock underlying the awards as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted were as follows:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.53%	2.61%
Expected term (in years)	6.3	6.3
Expected volatility	101.70%	95.60%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity from January 1, 2019 through March  31, 2019:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2018	4,282,081		$20.53	7.91	$2,404
Granted	28,500		7.66
Exercised	—		—
Forfeited and cancelled	(127,997)		24.38
Outstanding as of March 31, 2019	4,182,584		$20.32	7.53	$1,850
Options vested and expected to vest as of March 31, 2019	4,182,584		$20.32	7.53	$1,850
Options exercisable as of March 31, 2019	2,205,639	(1)	$17.92	6.75	$1,850

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of March  31, 2019.

The weighted average grant date fair value of stock options granted during the three months ended March  31, 2019 was $6.22 per share.

The intrinsic value of a stock option is calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock, and cannot be less than zero.

Restricted Stock Units

The following table summarizes RSU activity from January 1, 2019 through March  31, 2019:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share

Outstanding as of December 31, 2018	626,407	$20.30
Granted	1,441,444	6.34
Vested	(85,677)	22.39
Forfeited and cancelled	(14,151)	20.08
Outstanding as of March 31, 2019	1,968,023	$9.99

Stock‑Based Compensation

The following table summarizes stock‑based compensation expense recorded by the Company:

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$206	$176
Research and development	1,594	1,727
Sales and marketing	590	907
General and administrative	2,472	2,333
Total stock-based compensation expense	$4,862	$5,143

As of March  31, 2019, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $29,704 and $16,885, respectively, which is expected to be recognized over weighted average periods of 2.35 years and 3.34 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(37,565)	$(30,229)
Denominator:
Weighted average shares of common stock outstanding	41,248,663	30,885,928
Net loss per share, basic and diluted	$(0.91)	$(0.98)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March  31, 2019 and 2018.  All share amounts presented in the table below represent the total number outstanding as of March  31, 2019 and 2018.

	March 31,
	2019	2018
Options to purchase common stock	4,182,584	4,346,910
Restricted stock unit awards	1,968,023	595,263
Total potential shares of common stock	6,150,607	4,942,173

11.  Leases

The Company has operating leases for office space and laboratory facilities, and finance leases for fleet vehicles leased for its sales force and laboratory equipment.  The components of lease expense were as follows:

Three Months Ended
March 31,
2019
Operating lease expense	$143

Finance Leases:
Amortization of right-to-use assets	$170
Interest expense	38
Total finance lease expenses	$208

During the three months ended March  31, 2018 the Company recorded $276 of rent expense which was recognized on a straight-line basis over the term of the lease.

Operating Leases

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

In February 2019, the Company entered into a sublease agreement with a third party for 21,056 square feet of office and laboratory space in St. Louis,  Missouri with total future total rent payments of $3,538.  The Company has also agreed to pay $1,472 of the total renovation and improvement costs incurred by the landlord, which is collateralized by a standby letter of credit held by the Company.  The lease term commences on the first day of the month following the landlord’s completion of renovations to the building and continues for a period of 10 years.    The Company expects the lease term to commence by the end of the first half of 2019.

Supplemental balance sheet information related to operating leases is as follows:

March 31,
Operating Leases:	2019
Gross cost	$2,156
Accumulated amortization	(88)
Operating lease right-of-use assets	$2,068

Other current liabilities	$373
Other liabilities	1,851
Total operating lease liabilities	$2,224

Finance Leases

Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two lease financing arrangements which the Company entered into in August 2017 and October 2017, respectively.  The leases have terms which end in October 2020 and December 2020, respectively.

Fleet Vehicles

The Company leases automobiles for its sales force and other field-based employees under the terms of a master lease agreement with a third party.  The lease term for each automobile begins on the date the Company takes delivery and continues for a period of four years.

Supplemental balance sheet information related to finance leases is as follows:

March 31,
Finance Leases:	2019
Property and equipment, gross	$2,557
Accumulated depreciation	(620)
Property and equipment, net	$1,937

Other current liabilities	$495
Other liabilities	1,301
Total finance lease liabilities	$1,796

Supplemental information related to operating and finance leases is as follows:

Three Months Ended
March 31,
Supplemental Cash Flow Lease Information:	2019
Operating cash flows from operating leases	$141
Operating cash flows from finance leases	31
Financing cash flows from finance leases	120

Lease liabilities arising from new operating leases	$—
Lease liabilities arising from new finance leases	—

Weighted-Average Remaining Lease Term (in years):
Operating leases	4.58
Finance leases	2.97

Weighted-Average Discount Rate:
Operating leases	6.97%
Finance leases	10.10%

Future maturities of lease liabilities under operating and finance leases as of March 31, 2019 are as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2019	$431	$443
2020	589	567
2021	605	448
2022	622	169
2023	532	—
Total undiscounted lease payments	2,779	1,627
Less: unrecognized interest	(555)	(217)
Plus: residual value guarantees	—	386
Total lease liability	$2,224	$1,796

The undiscounted lease payments presented in the table above are consistent with the future minimum lease payments disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019 under the prior lease guidance.

12. Related Party Transactions

Sublease

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently assigned to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  In November 2017, the Company terminated the sublease with NST Consulting, LLC effective March 31, 2018.  The Company paid $590 to NST Consulting, LLC, which amount represented accelerated rent payments.  Total payments made under the sublease during the three months ended March  31, 2019 and 2018 were $0 and $570, respectively.

Mr. Stephen Tullman, the chairman of the Company’s board of directors, was an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC, and three of the Company’s executive officers are and have been members of entities affiliated with NST, LLC.

The Company had no amounts payable to NST Consulting, LLC as of March  31, 2019 and December 31, 2018.

Asset Purchase Agreement with Allergan

In November 2018, the Company closed the acquisition of RHOFADE, which includes an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property, from Allergan pursuant to the terms of the Asset Purchase Agreement dated as of October 15, 2018 (as amended, the “Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, the Company has agreed to assume the obligation to pay specified royalties and milestone payments under agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc. Members of the Company’s management team, including Neal Walker, Frank Ruffo, Christopher Powala and Stuart Shanler, as well as Stephen Tullman and Anand Mehra,  members of the Company’s board of directors, are former stockholders of Vicept Therapeutics, Inc., and Dr. Shanler is also a current member of Aspect Pharmaceuticals, LLC. In their capacities as current or former holders of equity interests in these entities, these individuals may be entitled to receive a portion of the potential future payments payable by the Company.

For the three months ended March 31, 2019, the Company incurred an expense of $167 and $0 related to royalties and milestones earned by Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc., respectively, under those agreements.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – Allergan Sales, LLC

In November 2018, the Company closed the acquisition of RHOFADE from Allergan pursuant to the Asset Purchase Agreement (see also Note 12). The Company is obligated to pay Allergan specified royalties, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments, on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, November 30, 2028.  The Company incurred an expense of $371 and $0 related to royalties earned by Allergan under the Asset Purchase Agreement during the three months ended March 31, 2019 and 2018, respectively.  The Company also agreed to pay Allergan a one-time payment of $5,000 upon the achievement of a specified development milestone related to the potential development of an additional dermatology product.

License, Development and Commercialization Agreement – Cipher Pharmaceuticals Inc.

In April 2018, the Company entered into an exclusive license agreement with Cipher Pharmaceuticals Inc. (“Cipher”) for the rights to obtain regulatory approval of and commercialize A-101 40% Topical Solution, which the Company markets under the brand name ESKATA in the United States, in Canada for the treatment of SK.  Under the agreement, Cipher is responsible for obtaining marketing approval in Canada for A-101 40% Topical Solution.  The Company will supply Cipher with finished product under a supply agreement, and, if regulatory approval is obtained, Cipher will be responsible for distribution and commercialization of A-101 40% Topical Solution in Canada.  Additionally, Cipher is responsible for all expenses related to regulatory and commercial activities for A-101 40% Topical Solution in Canada.  In April 2018, the Company received an upfront payment of $1,000 upon signing of the agreement and in October 2018, the Company received $500 upon the achievement of a specified regulatory milestone.  The Company can earn a remaining payment of $500 upon the achievement of a  specified regulatory milestone, and aggregate payments of $1,750 upon the achievement of specified commercial milestones under the terms of the agreement with Cipher.  Cipher will also be required to pay the Company a low double-digit percentage royalty on net sales of A-101 40% Topical Solution in Canada.  The term of the agreement expires on the later of the expiration of applicable patents in Canada or the 15th anniversary of the first commercial sale of licensed product in Canada.  Cipher submitted a New Drug Submission for A-101 40% Topical Solution for the treatment of raised SKs, which was accepted for review by Health Canada in December 2018.

Assignment Agreement – Estate of Mickey Miller and

Finder’s Services Agreement – KPT Consulting, LLC

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller (the “Miller Estate”), under which the Company acquired some of the intellectual property rights covering ESKATA and A-101 45% Topical Solution.  In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC.  Under the terms of the finder’s services agreement, the Company made a milestone payment of $1,000 upon the achievement of a  specified regulatory milestone in April 2017 and a milestone payment of $1,500 upon the achievement of a  specified commercial milestone in May 2018.  The payments were recorded as general and administrative expenses in the Company’s condensed consolidated statement of operations.

Under the finder’s services agreement, the Company is obligated to make an additional milestone payment of $3,000 upon the achievement of a  specified commercial milestone.  Under each of the assignment agreement and the finder’s services agreement, the Company is also obligated to pay royalties on sales of ESKATA and any related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. During the three months ended March  31,  2019 and 2018, the Company incurred an aggregate expense of $3 and $0, respectively, related to royalty payments under these agreements.  Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March  31, 2019 and 2018 due to the Company’s conclusion that a valuation allowance was required for those periods.

15. Segment Information

The Company has two reportable segments, dermatology therapeutics and contract research.  The dermatology therapeutics segment is focused on identifying, developing and commercializing innovative therapies to address significant unmet needs for immuno-inflammatory and dermatological diseases.  The Company currently markets and sells two drugs, ESKATA and RHOFADE.  ESKATA is a proprietary formulation of high-concentration hydrogen peroxide topical solution that the Company is commercializing as an office-based prescription treatment for raised SKs, a common non-malignant skin tumor.  RHOFADE is a topical treatment for persistent facial erythema, or redness, associated with rosacea in adults. The Company sells ESKATA and RHOFADE to a limited number of wholesalers in the United States.  These wholesalers subsequently resell the Company’s products to pharmacies and health care providers. The contract research segment earns revenue from the provision of laboratory services to clients through Confluence, the Company’s wholly-owned subsidiary.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis.  Corporate and other includes general and administrative expenses as well as eliminations of intercompany transactions.  The Company does not report balance sheet information by segment since it is not reviewed by the chief operating decision maker, and all of the Company’s tangible assets are held in the United States.

The Company’s results of operations by segment for the three months ended March  31, 2019 and 2018 are summarized in the tables below:

	Dermatology	Contract	Corporate	Total
Quarter Ended March 31, 2019	Therapeutics	Research	and Other	Company
Revenue, net	$3,778	$5,190	$(3,927)	$5,041
Cost of revenue (excludes amortization)	1,570	5,037	(3,830)	2,777
Research and development	20,016	—	(97)	19,919
Sales and marketing	9,810	18	—	9,828
General and administrative	—	513	7,680	8,193
Amortization of definite-lived intangible	1,659	—	—	1,659
Loss from operations	$(27,618)	$(378)	$(7,680)	$(37,335)

	Dermatology	Contract	Corporate	Total
Quarter Ended March 31, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$—	$2,502	$(1,384)	$1,118
Cost of revenue	—	2,120	(1,153)	967
Research and development	13,606	—	—	13,606
Sales and marketing	11,221	12	—	11,233
General and administrative	—	472	5,788	6,260
Loss from operations	$(24,827)	$(102)	$(6,019)	$(30,948)

Intersegment Revenue

Revenue for the contract research segment included $3,927 and $1,384 for services performed on behalf of the dermatology therapeutics segment for the three months ended March  31, 2019 and 2018, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2018, which are included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.

Overview

We are a physician-led biopharmaceutical company focused on immuno-inflammatory and dermatological diseases.  We have two commercial products and a diverse pipeline of drug candidates.

Our first commercial product, ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, is a proprietary formulation of high-concentration hydrogen peroxide topical solution which was approved by the U.S. Food and Drug Administration, or FDA, in December 2017 as an office-based prescription treatment for raised seborrheic keratosis, or SK, a common non-malignant skin tumor.  We launched ESKATA in the United States in May 2018.  We also submitted marketing authorization applications for ESKATA in select countries in the European Union, Norway and Iceland using a decentralized procedure.  In February 2019, we received approval from the Swedish Medical Products Agency to market ESKATA (hydrogen peroxide) cutaneous solution, 685 mg for the treatment in adults of SKs that are not pedunculated and have up to a maximum diameter of 15 millimeters each.  We have also received approval to market the medicine in Finland, Iceland, Netherlands, Norway, Belgium and Czech Republic under the brand name ESKATA, and in the United Kingdom, Germany and France under the brand name ESKERIELE. We are seeking a commercial partner or partners to market the medicine as an aesthetic skin treatment in various European countries.

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

We currently rely on Allergan to distribute RHOFADE on our behalf pursuant to the terms of a transition services agreement while we develop our sales, marketing and distribution capabilities to support the commercialization of RHOFADE in the United States.  Our current sales force alignment includes 50 territories in the United States, which we believe will allow us to reach the health care providers in the United States with the highest potential for prescribing our marketed products to their patients.

We are also developing another high-concentration formulation of hydrogen peroxide, A-101 45% Topical Solution, as a prescription treatment for common warts, also known as verruca vulgaris.  On an annual basis, approximately 2.0 million people in the United States are diagnosed with common warts.  In our Phase 2 clinical trials, subjects treated with A-101 45% Topical Solution achieved clinically and statistically significant outcomes for the primary and secondary endpoints of each of the trials. Based on the results from our Phase 2 clinical trials and our end of Phase 2 meeting with the FDA, we are evaluating a twice-weekly dosing regimen in our two Phase 3 pivotal clinical trials, which we refer to as THWART-1 and THWART-2, of A-101 45% Topical Solution for the treatment of common warts, which we initiated in September 2018.  We completed enrollment of more than 1,000 patients in these two trials. We expect to report data from both of these trials in the second half of 2019.  In addition, in February 2019, we commenced an open-label safety extension trial investigating A-101 45% Topical Solution for the treatment of common warts, for which we expect to complete enrollment during the second quarter of 2019.  If the results of these three ongoing trials are positive, we expect to submit a New Drug Application, or NDA, to the FDA for A-101 45% Topical Solution for the treatment of common warts in the first half of 2020.

Additionally, in 2015, we in-licensed exclusive, worldwide rights from Rigel Pharmaceuticals, Inc., or Rigel, to certain inhibitors of the Janus kinase, or JAK, family of enzymes for specified dermatological conditions, including alopecia areata, or AA.  AA is an autoimmune dermatologic condition typically characterized by patchy non-scarring hair loss on the scalp and body.  More severe forms of AA include total scalp hair loss, known as alopecia totalis, or AT, and total hair loss on the scalp and body, known as alopecia universalis, or AU. We are also developing these JAK inhibitors, which we refer to as ATI-501 and ATI-502, for the treatment of vitiligo, androgenetic alopecia, or AGA, also known as male or female pattern baldness, and atopic dermatitis.

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

Drug Candidate and Name of Trial	Indication	Objective	Subjects Enrolled	Preliminary Results Expected

ATI-501
AUAT-201	AA	Dose-ranging	87	2H 2019

ATI-502
AA-201	AA	Dose-ranging	129	2Q 2019
AA-202	AA	PK/PD	11	—(1)
AA-203	AA	Open-label study	80(2)	2021
AUATB-201	AA (Eyebrow)	Open-label study	12	—(3)
VITI-201	Vitiligo	Open-label study	34	4Q 2019(4)
AGA-201	AGA	Open-label study	31	2Q 2019(5)
AD-201	Atopic Dermatitis	Open-label study	22	Mid-2019

(1)AA-202 interim data reported in June 2018.

(2)Approximate number of subjects per protocol.

(3)AUATB-201 interim data reported in December 2018.

(4)VITI-201 6-month interim data expected in mid-2019 and 12-month data expected in the fourth quarter of 2019.

(5)AGA-201 6-month data expected in the second quarter of 2019 and 12-month data expected in the fourth quarter of 2019.

If the results from the AA-201 trial are positive, our next steps may include holding an end of Phase 2 meeting with the FDA, and initiating a Phase 3 trial of ATI-502 as a topical treatment for AA in the first half of 2020. If the results from the AGA-201 trial are positive, we expect to initiate an additional Phase 2 trial of ATI-502 for the topical treatment of AGA in the first half of 2020.

In 2016, in connection with the acquisition of Vixen Pharmaceuticals, Inc., or Vixen, we acquired additional intellectual property rights for the development and commercialization of certain JAK inhibitors for specified dermatological conditions.  We intend to continue to in-license or acquire additional drug candidates and technologies to build a fully integrated biopharmaceutical company.

In 2017, we acquired Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities that allowed us to bring early-stage research and development activities in-house that we previously outsourced to third parties.  We intend to leverage our proprietary drug discovery platform, called KINect, to identify potential drug candidates that we may develop either independently or in collaboration with third parties. We also earn revenue from Confluence’s provision of contract research services to third parties. We also acquired several preclinical drug candidates, including additional topical JAK inhibitors known as soft-JAK inhibitors, inhibitors of the MK2 signaling pathway and inhibitors of interleukin-2-inducible T cell kinase, or ITK. Soft-JAK inhibitors may be topically applied and active in the skin, but will be rapidly metabolized and inactivated when they enter the bloodstream, which may result in significantly reduced systemic exposure. We submitted an IND to the FDA for ATI-450, an oral MK2 inhibitor, for rheumatoid arthritis in April 2019. If the IND is allowed by the FDA, we expect to initiate a Phase 1 trial in approximately 80 patients in the second half of 2019. If we successfully complete the Phase 1 trial, we expect to advance ATI-450 into Phase 2 trials in patients with rheumatoid arthritis and an additional inflammatory indication. In addition to rheumatoid arthritis, we are considering developing ATI-450 for the treatment of psoriasis, hidradenitis suppurativa, cryopyrin-associated periodic syndrome (CAPS), and pyoderma gangrenosum.  We expect to submit an IND to the FDA for ATI-1777, a soft-JAK inhibitor, by the end of the first half of 2020.  If the IND is allowed by the FDA, we expect to initiate a Phase 1 and Phase 2 trial in the second half of 2020.  We are considering developing ATI-1777 for the treatment of several dermatological conditions, including atopic dermatitis, vitiligo and AA.  We are considering developing our ITK inhibitors as a potential treatment for psoriasis, inflammatory dermatoses, and inflammatory bowel disease.

Since our inception, we have incurred significant operating losses.  Our net loss was $37.6 million for the three months ended March 31, 2019 and $132.7 million for the year ended December 31, 2018.  As of March 31, 2019, we had an accumulated deficit of $329.7 million.  We expect to incur significant expenses and operating losses related to product manufacturing, marketing, sales and distribution over the next several years as we continue to commercialize our marketed products.  In addition, our marketed products, and our drug candidates if approved, may not achieve commercial success.  We also expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical development and clinical trials. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.  We may also incur expenses in connection with the in-license or acquisition of additional drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.

We have historically financed our operations primarily with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, and subsequent public offerings of, and a private placement of, our common stock.  Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our products or drug candidates or delay our pursuit of potential in-licenses or acquisitions.

Components of Our Results of Operations

Revenue

Product Sales, net

Our current sales force alignment includes 50 territories in the United States, which we believe will allow us to reach the health care providers in the United States with the highest potential for prescribing our marketed products to their patients.

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

We began commercializing RHOFADE in the United States in December 2018.  We currently rely on Allergan to distribute RHOFADE on our behalf pursuant to the terms of a transition services agreement while we develop our sales, marketing and distribution capabilities to support the commercialization of RHOFADE in the United States.  We sell RHOFADE to wholesalers in the United States, which, in turn, distribute it to pharmacies that will ultimately fill patient prescriptions.  We may also enter into arrangements with health care providers, pharmacy benefit managers, third-party payors, and/or GPOs which provide for government mandated or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of RHOFADE.  We have no sales of RHOFADE in countries outside of the United States.

Contract Research

We earn revenue from the provision of laboratory services to clients through Confluence, our wholly-owned subsidiary.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.

We have also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  During the three months ended March 31, 2018, we had two active grants from NIH which were related to early-stage research.  There are no remaining funds available to us under the grants.

Cost of Revenue

Cost of revenue consists of the cost of manufacturing the finished product forms of ESKATA and RHOFADE, as well as costs incurred in connection with the provision of contract research services to our clients through Confluence.  Cost of revenue primarily includes:

Product sales

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates. These expenses primarily include:

•	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
•	outsourced professional scientific development services;
•	medical affairs expenses related to our drug candidates, including investigator-initiated studies;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	depreciation of manufacturing equipment;
•	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
•	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
•	laboratory materials and supplies used to support our research activities.

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

Additionally, we anticipate incurring significant sales and marketing expenses as we continue to commercialize our marketed products in the United States.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance, investor relations and legal functions, including stock-based compensation, travel expenses and recruiting expenses.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, insurance costs, costs incurred under the transition services agreement with Allergan, medical affairs activity related to marketed products, as well as payments made under a terminated related party sublease agreement and milestone payments under our finder’s services agreement.  We anticipate that our general and administrative expenses will continue to increase as a result of increased personnel costs, including stock-based compensation, expanded infrastructure and higher consulting, legal and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents and marketable securities, interest expense, and gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We evaluate our estimates and judgments on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions.  Except as described below, we believe there have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2019.

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

Product Sales, net

We recognize revenue from product sales at the point the customer obtains control, which generally occurs upon delivery, and also include estimates of variable consideration in the same period revenue is recognized.  Components of variable consideration include trade discounts and allowances, product returns, government rebates, discounts and rebates, other incentives such as patient co-pay assistance, and other fee for service amounts.  Variable consideration is recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a customer, or as a current liability, if payable to a third party other than a customer.  We consider all relevant information when estimating variable consideration such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  The amount of net revenue we can recognize is constrained by estimates of variable consideration which are included in the transaction price.  Payment terms with customers do not exceed one year and, therefore, we do not account for a financing component in our arrangements.  We expense incremental costs of obtaining a contract with a customer, including sales commissions, when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to customers are recorded as sales and marketing expenses in the consolidated statement of operations.

Trade Discounts and Allowances - We may provide customers with trade discounts, rebates, allowances or other incentives.  We record an estimate for these items as a reduction of revenue in the same period the revenue is recognized.

Government and Payor Rebates – We have contracted and may continue to contract with certain third-party payors, primarily health insurance companies, pharmacy benefit managers and/or government programs, for the payment of rebates with respect to utilization of our products.  We also have agreements with GPOs that provide for administrative fees and discounted pricing in the form of volume-based rebates.  We are also subject to discount obligations under state Medicaid programs and Medicare.  We record an estimate for these rebates as a reduction of revenue in the same period the revenue is recognized.

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

Leases

Leases represent a company’s right to use an underlying asset and a corresponding obligation to make payments to a lessor for the right to use those assets.  We evaluate leases at their inception to determine if they are an operating lease or a finance lease.  A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows are substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term.  Leases that do not meet the finance lease criteria are accounted for as an operating lease.

We recognize assets and liabilities for leases at their inception based upon the present value of all payments due under the lease.  We use an implicit interest rate to determine the present value of finance leases, and our incremental borrowing rate to determine the present value of operating leases.  We determine incremental borrowing rates by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease.  We recognize expense for operating and finance leases on a straight-line basis over the term of each lease, and interest expense related to finance leases is recognized over the lease term based on the effective interest method.  We include estimates for any residual value guarantee obligations under our leases in lease liabilities recorded on our condensed consolidated balance sheet.

Right-of-use assets are included in other assets and property and equipment, net on our condensed consolidated balance sheet for operating and finance leases, respectively.  Obligations for lease payments are included in current portion of lease liabilities and other liabilities on our condensed consolidated balance sheet for both operating and finance leases.

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

In June 2018, the FASB, issued ASU 2018-07, Compensation-Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with non-employees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 was effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year.  We adopted this standard as of January 1, 2019, the impact of which on our consolidated financial statements was not significant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements, both of which included a number of technical corrections and improvements, including additional options for transition.  The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The amendments in ASU 2016-02 must be applied to all leases existing at the date a company initially applies the standard.

We adopted the new standard on January 1, 2019, using the effective date as the date of initial application, and we used the modified retrospective approach.  In addition, we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease identification and classification. We also elected the practical expedient to not separate lease and non-lease components, as well as the short-term lease exemption which allowed us to not capitalize leases with terms less than 12 months that do not contain a reasonably certain purchase option.   Our financial statements have not been updated, and disclosures required by the new standard have not been provided, for periods before January 1, 2019.

The adoption of ASU 2016-02 resulted in recording additional assets and liabilities of $2,132 and $2,317, respectively upon adoption on January 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on our consolidated statement of operations or cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Revenues:
Product sales, net	$3,778	$—	$3,778
Contract research	1,263	1,118	145
Total revenue, net	5,041	1,118	3,923

Costs and expenses:
Cost of revenue (excludes amortization)	2,777	967	1,810
Research and development	19,919	13,606	6,313
Sales and marketing	9,828	11,233	(1,405)
General and administrative	8,193	6,260	1,933
Amortization of definite-lived intangible	1,659	—	1,659
Total costs and expenses	42,376	32,066	10,310
Loss from operations	(37,335)	(30,948)	(6,387)

Other income (expense), net	(230)	719	(949)
Net loss	$(37,565)	$(30,229)	$(7,336)

Revenue

Revenue was $5.0 million for the three months ended March 31, 2019, compared to $1.1 million for the three months ended March 31, 2018.  Product sales, net included $3.7 million and $0.1 million of net revenue from sales of RHOFADE and ESKATA, respectively, during the three months ended March 31, 2019.  We acquired RHOFADE in November 2018.  Contract research revenue of $1.3 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.

Cost of Revenue

Cost of revenue was $2.8 million for the three months ended March 31, 2019 and was comprised of $1.3 million and $0.3 million of costs related to RHOFADE and ESKATA product sales, net, respectively.  We also incurred $1.2 million of costs related to providing laboratory services to our clients through Confluence.  Cost of revenue was $1.0 million for the three months ended March 31, 2018 and was comprised entirely of costs incurred to provide laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	March 31,
	2019	2018	Change
	(In thousands)
A-101 45% Topical Solution	$5,460	$1,019	$4,441
JAK inhibitors	5,645	5,175	470
MK2 inhibitors	2,235	545	1,690
ESKATA	287	686	(399)
Personnel expenses	2,511	2,251	260
Change in contingent consideration	—	866	(866)
Other research and development expenses	2,187	1,337	850
Stock-based compensation	1,594	1,727	(133)
Total research and development expenses	$19,919	$13,606	$6,313

Expenses related to A-101 45% Topical Solution increased primarily due to our ongoing Phase 3 clinical trials for the treatment of common warts which we initiated during the third quarter of 2018.  Development expenses for our JAK inhibitors increased due to continued growth in both preclinical and clinical trial expenses as we continue to conduct multiple Phase 2 clinical trials of ATI-501 and ATI-502.  The increase in expenses for our MK2 inhibitors resulted primarily from preclinical development activities as we prepared to file an IND for ATI-450 and initiate Phase 1 clinical trials later this year.  Personnel expenses increased due to increased headcount.  Other research and development expenses primarily included expenses for medical affairs activities related to RHOFADE and ESKATA  as well as drug discovery.  The change in contingent consideration during the three months ended March 31, 2018 was the result of updates to our assumptions related to drug discovery research on our soft-JAK inhibitors, which progressed more quickly than we had originally planned.  The increase in other research and development expenses was primarily driven by discovery work related to our ITK inhibitors.  The decrease in stock-based compensation was primarily driven by the timing of equity awards during the twelve months preceding March 31, 2019, as well as the relatively lower fair value of those awards.

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Three Months Ended
	March 31,
	2019	2018	Change
	(In thousands)
Direct marketing and professional fees	$3,193	$4,359	$(1,166)
Personnel expenses	3,549	3,872	(323)
Other sales and marketing expenses	2,496	2,095	401
Stock-based compensation	590	907	(317)
Total sales and marketing expenses	$9,828	$11,233	$(1,405)

Direct marketing and professional fees decreased primarily due to expenses we incurred in the three months ended March 31, 2018 preparing for the commercial launch of ESKATA, which were not present in the current year period.  Personnel expenses decreased primarily due to higher recruiting and incentive compensation costs included in the three months ended March 31, 2018 which resulted from the hiring of our field sales force.  Other sales and marketing expenses included sales operations, travel costs, depreciation and other miscellaneous expenses.  The increase in other sales and marketing expenses was primarily the result of costs related to our national sales meeting, employee training and samples fulfillment resulting from our re-launch of RHOFADE in 2019.  The decrease in stock-based compensation was primarily driven by forfeitures of equity awards as the result of turnover in our sales force.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
	2019	2018	Change
	(In thousands)
Personnel expenses	$2,454	$1,798	$656
Professional and legal fees	2,103	1,120	983
Facility and support services	704	637	67
Other general and administrative expenses	460	372	88
Stock-based compensation	2,472	2,333	139
Total general and administrative expenses	$8,193	$6,260	$1,933

Personnel and stock-based compensation expenses increased due to increased headcount.  Professional and legal fees included accounting, legal, medical affairs, costs incurred under the transition services agreement with Allergan, investor relations costs, as well as legal fees related to patents.  The increase in professional and legal fees was primarily related to costs incurred under the transition services agreement with Allergan related to RHOFADE, which we acquired in November 2018, as well as medical affairs activities.  Facility and support services included general office expenses and information technology costs, which have risen due to our increased headcount.

Amortization of Definite-Lived Intangible

During the three months ended March 31, 2019, we incurred $1.7 million of non-cash amortization expense related to the intangible asset for RHOFADE intellectual property we acquired in November 2018.

Other Income (Expense), net

The $0.9 million decrease in other income (expense), net was primarily due to interest expense incurred on our debt which we borrowed in October 2018.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $136.8 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our debt financing obligation, sublease obligations, capital lease obligations and contingent obligations under acquisition and intellectual property licensing agreements, which are summarized below under “Contractual Obligations and Commitments.”

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

Loan and Security Agreement with Oxford

In October 2018, we entered into a loan and security agreement, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford. The agreement provided for up to $65.0 million in term loans.  Of the $65.0 million, we borrowed $30.0 million in October 2018, and did not draw the remaining $35.0 million that was available until March 31, 2019 under the agreement.  The Loan and Security Agreement provides for interest only payments through the payment date immediately prior to November 1, 2021, followed by 24 consecutive equal monthly payments of principal and interest in arrears starting on November 1, 2021 and continuing through the maturity date of October 1, 2023.  All unpaid principal and accrued and unpaid interest will be due and payable on the maturity date.  The Loan and Security Agreement provides for an annual interest rate equal to the greater of (i) 8.35% and (ii) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue plus 6.25%. The Loan and Security Agreement also provides for a final payment equal to 5.75% of the original principal amount of the term loans drawn, which final payment is due on October 1, 2023 or upon the prepayment of the facility or the acceleration of amounts due under the facility as a result of an event of default.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash used in operating activities	$(31,318)	$(21,872)
Net cash provided by investing activities	8,616	56,193
Net cash provided by (used in) financing activities	(120)	358
Net increase (decrease) in cash and cash equivalents	$(22,822)	$34,679

Operating Activities

During the three months ended March 31, 2019, operating activities used $31.3 million of cash primarily resulting from our net loss of $37.6 million, partially offset by non-cash adjustments of $7.1 million.  Net cash provided by changes in our operating assets and liabilities during the three months ended March  31, 2019 consisted of an $8.3 million increase in accounts payable and accrued expenses and a $1.9 million decrease in prepaid expenses and other current assets, which were offset by an  $11.0 million increase in accounts receivable.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of March  31, 2019, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of March  31, 2019 primarily included sales and marketing expenses related to the re-launch of RHOFADE, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical Solution, our Phase 2 clinical trials for ATI-501 and ATI-502 and pre-clinical development activities for ATI-450.    The decrease in prepaid expenses and other current assets was due to research and development activities primarily related to pre-clinical development activities for ATI-450 which concluded during the three months ended March 31, 2019 and sales and marketing expenses related to our national sales meeting which was held during the three months ended March 31, 2019.  The increase in accounts receivable was primarily the result of sales of RHOFADE.  Non-cash expenses of $7.1 million were composed of stock-based compensation expense and depreciation and amortization expense.

During the three months ended March 31, 2018, operating activities used $21.9 million of cash primarily resulting from our net loss of $30.2 million, partially offset by changes in our operating assets and liabilities of $2.1 million, and non-cash adjustments of $6.2 million.  Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted of a $1.0 million decrease in prepaid expenses and other current assets and a $1.1 million increase in accounts payable and accrued expenses.  The decrease in prepaid expenses and other current assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, for which we received a refund during the three months ended March 31, 2018, partially offset by deposits made for clinical supplies and development activities that were incurred during the second quarter of 2018.  The increase in accounts payable and accrued expenses was primarily due to expenses incurred, but not yet paid, in connection with our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-501 and ATI-502, as well as the timing of vendor invoicing and payments.  Non-cash expenses of $6.2 million were primarily composed of stock-based compensation expense.

Investing Activities

During the three months ended March 31, 2019, investing activities provided $8.6 million of cash, consisting of proceeds from sales and maturities of marketable securities of $82.0 million, partially offset by purchases of marketable securities of $73.1 million, and purchases of equipment of $0.3 million.

During the three months ended March 31, 2018, investing activities provided $56.2 million of cash, consisting of proceeds from sales and maturities of marketable securities of $92.1 million, partially offset by purchases of marketable securities of $35.6 million, and purchases of equipment of $0.3 million.

Financing Activities

During the three months ended March 31, 2019, financing activities used $0.1 million of cash related to finance lease payments.

During the three months ended March 31, 2018, financing activities provided $0.4 million of cash primarily from the exercise of employee stock options.

Funding Requirements

We plan to focus in the near term on the commercialization of our marketed products, as well as the clinical development of our drug candidates.  We anticipate we will incur net losses for the next several years as we continue to commercialize our marketed products, continue the clinical development of A-101 45% Topical Solution for the treatment of common warts and continue research and development of ATI-501 and ATI-502 for the treatment of AA and other dermatological conditions, as well as the identification, research and development of other compounds.  We plan to continue to invest in discovery efforts to explore additional drug candidates, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, sales, marketing and advertising costs, legal and other regulatory expenses, and administrative and overhead costs.  In addition, in 2019 we plan to invest in a new research facility for our drug discovery operations.  Our future funding requirements will be heavily determined by the resources needed to support the commercialization of our marketed products, as well as the development of our drug candidates.

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that were not applicable to us prior to our IPO.  We expect ongoing compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, in particular after we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions including the commercialization of our marketed products, conducting Phase 3 clinical trials for A-101 45% Topical Solution for the treatment of common warts, the continued development of ATI-501 and ATI-502 as potential treatments for AA and other dermatological indications, and the development of ATI-450 as a potential treatment for rheumatoid arthritis and other dermatological conditions.  These assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we expect.  We expect that we will require additional capital to commercialize A-101 45% Topical Solution for the treatment of common warts, if approved, to complete the clinical development of ATI-501 and ATI-502, to develop our preclinical compounds, to support our discovery efforts, and to pursue in-licenses or acquisitions of other drug candidates.  We also expect to incur significant expenses related to the commercialization of our marketed products, including product manufacturing, sales, marketing, advertising and distribution costs.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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
•

the cost of commercializing our marketed products and the costs and timing of future commercialization activities, including drug manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;

•	the revenue received from commercial sales of our marketed products and any of our drug candidates for which we receive marketing approval;
•	the progress of obtaining marketing approval for ESKATA in select countries in the European Union and Norway;
•	our ability to establish collaborations to commercialize our marketed products outside the United States;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the extent to which we in-license or acquire additional drug candidates and technologies; and
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

In October 2018, we borrowed $30.0 million under the Loan and Security Agreement with Oxford.  Amounts borrowed under the Loan and Security Agreement are subject to interest only through October 2021, after which we will be required to make principal and interest payments through the maturity date of October 2023.

Under various agreements, we may be required to make milestone payments and pay royalties and other amounts to third parties.

Under the assignment agreement with the Estate of Mickey Miller pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA or other related products at rates ranging in low single-

digit percentages of net sales, as defined in the agreement.  Under the related finder’s services agreement with KPT Consulting, LLC, we have agreed to make a remaining payment of $3.0 million upon the achievement of a specified commercial milestone.  In addition, we have agreed to pay royalties on sales of ESKATA or other related products at a low single-digit percentage of net sales, as defined in the agreement.

Under a license agreement with Rigel, we have agreed to make aggregate payments of up to $80.0 million upon the achievement of specified pre-commercialization milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.0 million to Rigel upon the achievement of a second set of development milestones. With respect to any products we commercialize under the agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product developed using the licensed JAK inhibitors at a high single digit percentage of annual net sales, subject to specified reductions.

Under a stock purchase agreement with the selling stockholders of Vixen, we are obligated to make aggregate payments of up to $18.0 million upon the achievement of specified pre-commercialization milestones for three products covered by the Vixen patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22.5 million upon the achievement of specified commercial milestones for products covered by the Vixen patent rights.  We are also obligated to make an annual payment of $0.1 million through March 2022, which amounts are creditable against any specified future payments that may be paid under the agreement.  With respect to any covered products that we commercialize under the agreement, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

Under a license agreement with The Trustees of Columbia University in the City of New York, or Columbia, we are obligated to pay an annual license fee of $10,000, subject to specified adjustments for patent expenses incurred by Columbia and creditable against any royalties that may be paid under the license agreement.  We are also obligated to pay up to an aggregate of $11.6 million upon the achievement of specified commercial milestones, including specified levels of net sales of products covered by Columbia patent rights and/or know-how, and royalties at a sub-single-digit percentage of annual net sales of products covered by Columbia patent rights and/or know-how, subject to specified adjustments.  If we sublicense any of Columbia’s patent rights and know-how acquired pursuant to the agreement, we will be obligated to pay Columbia a portion of any consideration we receive from such sublicenses in specified circumstances.

Under a merger agreement with Confluence,  we are obligated to make remaining aggregate payments of up to $75.0 million upon the achievement of specified regulatory and commercialization milestones.  With respect to any covered products we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

The Loan and Security Agreement with Oxford provides for an annual interest rate equal to the greater of (i) 8.35% and (ii) the 30-day U.S. LIBOR rate plus 6.25%.  To the extent that any present or future credit facilities that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates.  In periods of rising interest rates when we have such debt outstanding, our interest expense would increase.  Based upon our debt outstanding under the Loan and Security Agreement of $30.0 million as of March 31, 2019, a 100 basis-point increase in the interest rate on our loan with Oxford would result in approximately $304,000 of additional interest expense on an annualized basis.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

Management’s assessment of disclosure controls and procedures excluded consideration of internal controls over financial reporting related to RHOFADE, which was acquired in November 2018.  This exclusion is consistent with guidance provided by the staff of the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions.  Net revenues from sales of RHOFADE were $3.7 million during the three months ended March 31, 2019.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In connection with the acquisition of RHOFADE, management is in the process of analyzing and evaluating our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019.

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

10.1^

Loan and Security Agreement, dated as of October 15, 2018, by and among Oxford Finance LLC, the lenders party thereto, the Registrant, Confluence Discovery Technologies, Inc. and Aclaris Life Sciences, Inc., as amended by First Amendment to Loan and Security Agreement, dated as of January 28, 2019 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

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

^	Confidential treatment has been requested with respect to portions of this exhibit (indicated by asterisks) and those portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: May 8, 2019	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 8, 2019	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)