Form 10-K
period 2019-12-31
Aclaris Therapeutics, Inc.
filed 2020-02-25
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

640 Lee Road, Suite 200

Wayne, PA 19087

(484) 324-7933

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.00001 par value	ACRS	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

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

As of June 28, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $79.6 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of February 24, 2020, 41,528,822 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•	our plans to develop our drug candidates;
•	the timing of our planned clinical trials of our drug candidates and the reporting of the results from these trials;
•	the clinical utility of our drug candidates;
•	our plans and expectations related to manufacturing capabilities and strategy;
•	our expectations regarding coverage and reimbursement of our drug candidates, if approved;
•	the timing of our regulatory filings and approvals for our drug candidates;
•	our intellectual property position;
•

our plans to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and our FDA-approved product, ESKATA, and earn revenue from such arrangements;

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

All brand names or trademarks appearing in this Annual Report, including ESKATA, RHOFADE, KINect and THWART, are the property of their respective owners. Unless the context requires otherwise, references in this report to “Aclaris,” the “Company,” “we,” “us,” and “our” refer to Aclaris Therapeutics, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a physician-led biopharmaceutical company focused on immuno-inflammatory diseases.  We currently have a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration, or FDA, that we are not currently distributing, marketing or selling, and other investigational drug candidates. In September 2019, we announced the completion of a strategic review of our business, as a result of which we are refocusing our resources on our immuno-inflammatory development programs. We plan to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product.

Our Drug Candidates Currently in Development

Our pipeline of drug candidates that we are currently developing is summarized in the table below:

MK2 Inhibitors, JAK Inhibitors and ITK Inhibitors as Potential Treatments for Immuno-Inflammatory Diseases

In 2017, we acquired Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities that allowed us to bring early-stage research and development activities in-house that we previously outsourced to third parties.  We also earn revenue from Confluence’s provision of contract research services to third parties. We intend to leverage our proprietary drug discovery platform acquired from Confluence, called KINect, to identify potential drug candidates that we may develop independently or in collaboration with third parties. We also acquired several preclinical drug candidates, including inhibitors of the mitogen-activated protein kinase-activated protein kinase 2, or MK2, signaling pathway, topical Janus kinase, or JAK, inhibitors known as soft-JAK inhibitors, and inhibitors of interleukin-2-inducible T cell kinase, or ITK.

We submitted an Investigational New Drug Application, or IND, in April 2019 for ATI-450, an investigational oral, novel, small molecule selective MK2 inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the FDA in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in cancer.  As an oral drug candidate, we are developing ATI-450 as a potential alternative to injectable anti-TNF/IL1/IL6 biologics for treating certain immuno-inflammatory diseases. We initiated a Phase 1 single and multiple ascending dose clinical trial in 77 healthy subjects in August 2019. Preliminary data from this trial demonstrated that ATI-450 resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that ATI-450 had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  ATI-450 was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received ATI-450) observed during the trial were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain, and nausea.  Based on the results of the Phase 1 trial, we  intend to initiate a Phase 2a clinical trial for ATI-450 in subjects with rheumatoid arthritis in the first half of 2020. We are also planning to initiate a Phase 2a clinical trial of ATI-450 for an additional immuno-inflammatory indication.

We expect to submit an IND for ATI-1777, an investigational topical soft-JAK inhibitor compound, for the treatment of atopic dermatitis in mid-2020.  Soft-JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure. If the IND is allowed, we expect to initiate a Phase 1/2 clinical trial in healthy subjects and subjects with atopic dermatitis in the second half of 2020 evaluating ATI-1777 as a potential treatment for moderate-to-severe atopic dermatitis.

We are also developing ATI-2138, our investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We expect to file an IND for ATI-2138 in the fourth quarter of 2020 or the first quarter of 2021.

Our Other Drug Candidates and FDA-Approved Product

A-101 45% Topical Solution as a Potential Treatment for Common Warts

We are developing a high-concentration formulation of hydrogen peroxide, A-101 45% Topical Solution, as a potential prescription treatment for common warts, also known as verruca vulgaris.  Although common warts are generally not harmful, and in most cases, eventually clear without medical treatment, they may be painful and aesthetically unattractive and are contagious.  On an annual basis, approximately 2.0 million people in the United States are diagnosed with common warts. Cryosurgery is the most frequently used in-office treatment for common warts.  Common warts can also be treated with over-the-counter products, such as those containing salicylic acid.  We are not aware of any prescription drugs that have been approved by the FDA for the treatment of common warts.

In September 2018, we commenced two pivotal Phase 3 clinical trials, which we refer to as THWART-1 and THWART-2, evaluating a twice-weekly dosing regimen of A-101 45% Topical Solution for the treatment of common warts. In each of the THWART-1 trial and THWART-2 trial, which we completed in October 2019 and September 2019, respectively, subjects treated with A-101 45% Topical Solution achieved clinically meaningful and statistically significant outcomes for the primary and secondary efficacy endpoints.  No treatment-related serious adverse events were observed in the trials. The most common adverse events occurring in more than 5% of subjects in the A-101 45% Topical Solution group were adverse events at the application site such as pain, scabbing, erythema, pruritus, pallor and erosion.

In February 2019, we commenced an open-label safety extension trial investigating A-101 45% Topical Solution as a potential treatment for common warts.

We are pursuing strategic alternatives, including seeking a partner, to obtain regulatory approval and commercialize A-101 45% Topical Solution as a potential treatment for common warts.

ATI-501 and ATI-502 as a Potential Treatment for Alopecia

In 2015, we in-licensed exclusive, worldwide rights from Rigel Pharmaceuticals, Inc., or Rigel, to certain inhibitors of the JAK family of enzymes, which we refer to as ATI-501 and ATI-502, an oral and topical formulation, respectively, for specified dermatological conditions, including alopecia areata, or AA, androgenetic alopecia, or AGA, also known as male or female pattern baldness, vitiligo and atopic dermatitis.  We are pursuing strategic alternatives, including seeking a partner, to further develop, obtain regulatory approval and commercialize ATI-501 and ATI-502 as potential treatments for alopecia.

ESKATA for the Treatment of Raised Seborrheic Keratosis

ESKATA, our only FDA-approved product, is a proprietary formulation of high-concentration hydrogen peroxide topical solution which was approved by the FDA in December 2017 as an office-based prescription treatment for raised seborrheic keratosis, or SK, a common non-malignant skin tumor.

We launched ESKATA in the United States in May 2018.  In August 2019, we voluntarily discontinued the commercialization of ESKATA in the United States, but we continue to maintain the New Drug Application, or NDA, for ESKATA in the United States.  We also withdrew the marketing authorizations we had previously received for the product in all countries outside of the United States. We are pursuing strategic alternatives, including seeking a strategic partner, to commercialize ESKATA.

Our Commercial Product Which We Have Divested

RHOFADE for the Treatment of Persistent Facial Erythema (Redness) Associated with Rosacea in Adults

In November 2018, we acquired RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, which included an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property, from Allergan Sales, LLC, or Allergan.  In October 2019, we sold the worldwide rights to RHOFADE, which included the assignment of certain licenses for related intellectual property assets, to EPI Health, LLC, or EPI Health, as described further below under “—Acquisitions and License Agreements.”

Manufacturing and Supply

We do not have any manufacturing facilities.  We rely on third parties for the manufacture of preclinical and clinical supplies for all of our drug candidates.

We have entered into an exclusive, ten-year, automatically renewable supply agreement with PeroxyChem LLC, or PeroxyChem, to provide hydrogen peroxide, the active pharmaceutical ingredient, or API, that is used in A-101 45% Topical Solution for the potential treatment of common warts and ESKATA for the treatment of raised SKs.  The ten-year term commenced on the date of first commercial sale of ESKATA in the United States. We or PeroxyChem may terminate the supply agreement with prior written notice immediately for specified financial reasons, after a 10-business day and 60-day cure period for material monetary and material non-monetary breaches, respectively, and in the event of a force majeure event, that continues for 90 consecutive days. In addition, we may terminate the PeroxyChem supply agreement, with prior written notice, for PeroxyChem’s failure to supply API to us for more than 90 cumulative days in a year. We may assign the agreement without the consent of PeroxyChem in connection with the sale, transfer or license of the products covered by the agreement.

We have entered into an exclusive commercial supply agreement with James Alexander Corporation, or James Alexander, for the manufacture of the finished dosage form of A-101 45% Topical Solution and ESKATA.  We must meet a minimum purchase requirement each year through 2022.  In the event that we do not meet the minimum purchase requirements, James Alexander may, at its discretion, convert the agreement into a non-exclusive agreement.  Additionally, during the term of the agreement, James Alexander will not manufacture any competitive product, as defined in the agreement. The term of the agreement with James Alexander is five years from the date of the first commercial sale of ESKATA in the United States and thereafter will be renewed automatically for one-year periods. Either party may terminate the agreement for any reason upon 180 days prior written notice. In addition, either party has the right to immediately terminate the supply agreement under certain circumstances, including (i) the other party files for bankruptcy, (ii) the other party materially breaches the supply agreement and such breach is not cured within a specified period and (iii) any required license, permit or certificate required of the other party to perform its obligations under the supply agreement is not approved or issued or is revoked by an applicable governmental regulatory authority. We may assign the agreement without the consent of James Alexander in connection with the sale of the products to which the agreement relates.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, biotechnology and specialty pharmaceutical companies, academic institutions and governmental agencies and public and private research institutions. Our drug candidates, if approved, will compete with existing treatments and new treatments that may become available in the future.

With respect to A-101 45% Topical Solution for the treatment of common warts, we are aware of the following companies that are developing a drug candidate for the treatment of common warts: Nielsen BioSciences, Inc. and Verrica Pharmaceuticals Inc. In addition, there are over-the-counter drugs for the treatment of common warts and other drugs that have been used off-label as treatments for common warts.

With respect to ATI-450 as a potential treatment for rheumatoid arthritis, there are numerous commercial products, such as anti-TNFs, anti-IL6s, anti-IL1s and JAK inhibitors, approved for the treatment of rheumatoid arthritis. In addition, we are aware of a number of companies conducting late-stage clinical trials for investigational drug candidates for the treatment of rheumatoid arthritis.

The commercial opportunity for our drug candidates, if approved, could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drug that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drug candidates more rapidly than our potential third-party partners may obtain approval for our drug candidates, which could result in our competitors establishing a strong market position before our drug candidates are able to enter the market.

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

With respect to our inhibitors of the MK2 signaling pathway, we own two U.S. patents and pending applications in the European Union and other foreign countries that cover ATI-450, our lead candidate, and certain methods of use.  The U.S. patents expire in 2034 and any claims that issue from the pending applications expire in 2034, subject to any applicable patent term adjustment or extension that may be available in a particular country.  We also own numerous U.S. patents and pending foreign patent applications directed to other inhibitors of the MK2 signaling pathway, which expire or will expire between 2031 and 2034, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to our soft-JAK inhibitors, we have filed two U.S. and PCT applications directed to various novel inhibitors of JAK1 and/or JAK3, including ATI-1777, and methods of using the same.  Any claims that may issue would expire in 2038, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to our ITK inhibitors, we own multiple U.S. patents and pending applications in the United States and foreign countries directed to novel inhibitors of ITK, including pending U.S. and PCT applications to ATI-2138, and methods of using the same.  The patents and pending applications, if issued, expire between 2035 and 2039, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to ATI-501 and ATI-502, we exclusively license from Rigel multiple families of patents and applications relating to these compounds and the uses thereof in the field of dermatology.  In particular, we exclusively license patents and applications with claims that specifically cover the composition of matter for these compounds in the United States, the European Union, and other major foreign markets. The issued patents specifically directed to these compounds begin to expire in 2030, subject to any applicable patent term extension that may be available in a particular country. We also exclusively license two issued U.S. patents, one issued patent in Australia and pending applications in Canada, the European Union and Japan with claims that cover the use of these compounds for the treatment of AA.  The U.S. and Australian patents, and any claims that issue from these applications, expire, or will expire, in 2034, subject to any applicable patent term adjustment or extension that may be available in a particular country. We also licensed a family of patents and applications that relate to ATI-501 and ATI-502 that expire in 2023, subject to any applicable patent term extension that may be available in a particular country.

We also exclusively license patents and applications from Columbia University relating to the use of JAK inhibitors to induce hair growth and treat hair loss disorders, including AA and AGA.  In particular, we exclusively license multiple U.S. patents with claims directed to the use of certain third-party JAK inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, which expire in 2031.  We also exclusively license patents with claims directed to the use of certain JAK1, JAK2 or JAK3 inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth in the U.S., the European Union, Japan and South Korea, which expire in 2031.  In addition, we exclusively license a patent application in the United States directed to biomarkers for AA, which if claims issue, would expire in 2036, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to A-101 45% Topical Solution and ESKATA, we do not currently rely on licenses to any third party’s intellectual property. We own two U.S. patents that include claims that cover the use of high-concentration hydrogen peroxide of at least 23%, including A-101 45% Topical Solution and ESKATA, for the alleviation of SK and acrochordons. The patents in Australia, New Zealand and India include claims that cover the use of high-concentration hydrogen peroxide of at least 23%, including A-101 45% Topical Solution and ESKATA, for the alleviation of various skin conditions including SK, acrochordons, corns, tags, acne, warts and rosacea. The patents in Germany, the United Kingdom, Mexico and Singapore include claims that cover the use of high-concentration hydrogen peroxide of at least 23%, including A-101 45% Topical Solution and ESKATA, for the alleviation of acrochordons. The issued patents relating to the use of A-101 45% Topical Solution and ESKATA begin to expire in 2022, subject to any applicable patent term extension that may be available in a particular country.

We also own four issued U.S. patents and pending U.S., European and other foreign patent applications directed to various formulations comprising high-concentration hydrogen peroxide, including A-101 45% Topical Solution and ESKATA, dosing regimens for such formulations, applicators for use with such formulations, and methods of treating various skin conditions, including SK and common warts, by the topical administration of such formulations.  Our U.S. formulation, method of use and applicator patents expire in 2035 and any claims that issue from the pending formulation applications will expire in 2035, subject to any applicable patent term adjustment or extension that may be available in a particular country.

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

In November 2018, we achieved a development milestone specified in the Confluence Agreement.  The milestone payment to the former Confluence equity holders was comprised of $2.5 million in cash and 253,208 shares of our common stock with a fair value of $2.2 million.  We also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million, based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if we sell, license or transfer any of the intellectual property acquired from Confluence to a third party, we will be obligated to pay the former Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) that we receive from such sale, license or transfer in specified circumstances.

License Agreement with Rigel

In August 2015, we entered into an exclusive, worldwide license and collaboration agreement with Rigel for the development and commercialization of products containing two specified JAK inhibitors, ATI-501 and ATI-502, or the Rigel License Agreement, which we amended in October 2019. Under this agreement, we may develop these JAK inhibitors for the treatment of AA and other dermatological conditions. We are required to use commercially reasonable efforts to develop, seek regulatory approval and commercialize at least one product, which is deemed satisfied by us using commercially reasonable efforts to find a third party to use commercially reasonable efforts to develop, seek regulatory approval and commercialize at least one product. We paid Rigel an upfront nonrefundable payment of $8.0 million and $4.0 million upon the achievement of a specified development milestone, and have agreed to make remaining aggregate payments of up to $76.0 million upon the achievement of specified development milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.5 million to Rigel upon the achievement of a second set of development milestones. In addition, in connection with the amendment of the agreement in October 2019, we agreed to pay Rigel an amendment fee of $1.5 million in three installments of $0.5 million in January 2020, April 2020 and July 2020. With respect to any products we commercialize under the Rigel License Agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product at a high single-digit percentage of annual net sales, subject to specified reductions, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified countries under specified circumstances, ten years from the first commercial sale of such product.

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

Under the Vixen Agreement, we agreed to use commercially reasonable efforts to develop and commercialize at least one product for the treatment of AA and at least one product for the treatment of AGA, in each case for commercial sale and distribution throughout the United States and such other areas of the world as we determine to be commercially prudent.  In the event we do not comply with these obligations, we are obligated to license, on a non-exclusive basis, certain intellectual property rights related to the products to the Selling Stockholders or their designee, on terms to be mutually agreed to by the parties, among other rights exercisable by the Selling Stockholders.

Under the Vixen Agreement, we are obligated to make aggregate payments of up to $18.0 million to the Selling Stockholders upon the achievement of specified pre-commercialization milestones for three products covered by the Vixen patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22.5 million upon the achievement of specified commercial milestones for products covered by the Vixen patent rights. With respect to any covered products that we commercialize under the Vixen Agreement, we are obligated to pay low single-digit royalties on net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product. If we sublicense any of Vixen’s patent rights and know-how acquired pursuant to the Vixen Agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Asset Purchase Agreement with EPI Health

In October 2019, we entered into an Asset Purchase Agreement, or APA, with EPI Health, pursuant to which we sold the worldwide rights to RHOFADE, which included the assignment of certain licenses for related intellectual property assets, or the Disposition.

Pursuant to the APA, EPI Health paid us an upfront payment of $35.0 million ($1.75 million of which was placed in escrow) and $200,000 for inventory.  In addition, EPI Health has agreed to pay us (i) potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales (as defined in the APA) of products covered by the APA, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United States, such royalty shall be paid on a country-by-country basis until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  In addition, EPI Health has agreed to assume our obligation to pay specified royalties and milestone payments under our existing agreements with Allergan, Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.

Assignment Agreement with the Estate of Mickey Miller and Finder’s Services Agreement with KPT Consulting, LLC

In August 2012, we entered into an assignment agreement, or, as amended, the Assignment Agreement, with the Estate of Mickey Miller, or the Miller Estate, under which we acquired some of the intellectual property rights covering A-101 45% Topical Solution and ESKATA.  The assignment of intellectual property rights covers specified know-how, along with modifications of, improvements to and variations on A-101 that meet defined chemical properties. Under this agreement, we have the sole and exclusive right, but not the duty, to develop, obtain marketing approval for and commercialize A-101 45% Topical Solution and ESKATA in various countries throughout the world. We are required to use commercially reasonable efforts to develop and commercialize at least one product for at least one indication in the United States. In connection with obtaining the assignment of the intellectual property from the Miller Estate, in August 2012 we also entered into a separate finder’s services agreement, or the Finder’s Services Agreement, with KPT Consulting, LLC.

Under the terms of the Assignment Agreement and the Finder’s Services Agreement, we made aggregate upfront payments of $0.6 million in 2012 and one-time milestone payments of $0.4 million in 2013 upon the dosing of the first human subject with ESKATA in our Phase 2 clinical trial. There are no remaining potential milestone payments under the Assignment Agreement. Under the Finder’s Services Agreement, we made a one-time milestone payment of $1.0 million in April 2017 upon the achievement of a specified regulatory milestone, and a one-time milestone payment of $1.5 million in May 2018 upon the achievement of a specified commercial milestone.  Under the terms of the Finder’s Services Agreement, we are obligated to make an additional milestone payment of $3.0 million upon the achievement of a specified commercial milestone.  Under each of the Assignment Agreement and the Finder’s Services Agreement, we are also obligated to pay royalties on sales of ESKATA and related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances. Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the Assignment Agreement, but no sooner than 15 years from the effective date of the agreements.

Government Regulation and Product Approval

Governmental authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, safety surveillance, efficacy, quality control, labeling, packaging, distribution, record keeping, promotion, storage, advertising, distribution, marketing, sale, export and import, and the reporting of safety and other post-market information of products such as the ones we are developing. A drug candidate must be approved by the FDA before it may be legally promoted in the United States and by comparable foreign regulatory authorities before marketing in other jurisdictions.  The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by regulatory authorities to approve applications, withdrawal of an approval, imposition of a clinical hold, import/export delays, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA and the Department of Justice or other governmental entities.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations.  The FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our drug candidates. Accordingly, we are investigating our drug candidates pursuant to IND applications and expect that any third-party partners that we may consummate a transaction with would seek approval through the NDA pathway.  A-101 45% Topical Solution is comprised of both a drug component (the hydrogen peroxide solution) and a pen-type applicator. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require the submission of a separate marketing application for the pen-type applicator that will be used with A-101 45% Topical Solution for the treatment of common warts, but this could change during the course of the FDA’s review of the NDA.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.  However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.  However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often issued revised or reinterpreted by the agency in ways that may significantly affect our business and our drug candidates. It is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be issued or changed or what the impact of such changes, if any, may be.

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

Regulation Outside of the United States

Even if we obtain FDA approval for a drug candidate, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries, and our potential third-party partners must obtain approval of the regulators of such countries or economic areas, such as the European Union, before they may market any of our drug candidates in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing and promotion, pricing and reimbursement vary greatly by geographic region, and the time may be longer or shorter than that required for FDA approval.

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

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

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

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the Anti-Kickback Statute has been violated. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, civil monetary penalties, administrative penalties and exclusion from participation in federal health care programs.

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

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items. In addition, activities relating to the sale and marketing of products are subject to scrutiny under this law. Penalties for the federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal health care programs, and, although the federal civil False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.  For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Like the Anti-Kickback Statute, the Affordable Care Act amended the intent standard for the health care fraud statute under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that a product is sold in a foreign country, the seller may be subject to similar foreign laws.

In addition, legislation imposing marketing restrictions and transparency requirements on pharmaceutical manufacturers has been enacted at the state and federal levels.  For example, the Affordable Care Act imposed, among other things, annual reporting requirements for covered manufacturers for certain payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties for "knowing failures."  Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require registration of certain employees engaged in marketing activities in the location, and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we are subject. Although the development and implementation of compliance programs designed to establish internal controls and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, or any other laws that may apply to us, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of such laws or any other governmental regulations, we may be subject to significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state health care programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

There remain judicial and Congressional challenges to, as well as efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act.  For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law.  The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2029, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, cancer treatment centers and imaging centers. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  At the federal level, the Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump Administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal health care programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’ policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Coverage and Reimbursement

We believe the success of our drug candidates, if approved, will depend on obtaining and maintaining coverage and adequate reimbursement as a prescription treatment or in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for our prescription drug products.

Third-party payors determine which prescription drug products they will cover and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including: the third-party payor’s determination that a product is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals or current clinical practice guidelines; and whether there are competitive products, either branded or generic, and the pricing of those products.  Many private third-party payors, such as managed care plans, manage access to drug products’ coverage partly to control costs for their plans, and may use drug formularies and medical policies to limit their exposure.  Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and our potential third-party partners may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our drug candidates, if approved, with third-party payors at levels that are profitable to us, or at all.

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

Employees

As of December 31, 2019, we had 77 total employees, of which 75 were full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC.  The SEC also maintains a website that contains our reports, proxy and information statements and other information.  The address of the SEC’s website is www.sec.gov.

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

We have a limited operating history. Since inception, we have incurred significant net losses. We incurred net losses of $161.4 million and $132.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $453.5 million. We have financed our operations over the last several years primarily from public offerings and a private placement of our common stock, as well as debt financing that has since been repaid in full.  We have one commercial product, ESKATA, that we are no longer distributing, marketing or selling, one late-stage investigational drug candidate and other preclinical and clinical drug candidates that we are developing.

We have devoted substantially all of our financial resources and efforts to the development of our drug candidates, including preclinical studies and clinical trials, and from 2018 to October 2019, to the commercialization of our products. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in the near term as we:

•

pursue strategic alternatives, including identifying and seeking to consummate transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and ESKATA;

•	continue the clinical development of ATI-450, our MK2 inhibitor, as a potential treatment for rheumatoid arthritis and potentially an additional immuno-inflammatory indication;
•	continue to develop our preclinical drug candidates, including ATI-1777, a soft-JAK inhibitor, and ATI-2138, an ITJ inhibitor;
•	seek to discover and develop additional drug candidates;
•	maintain, expand and protect our intellectual property portfolio; and
•	incur legal, accounting, investor relations and other administrative expenses in operating as a public company.

To become and remain profitable, we must succeed in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates and pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, for the further development and/or commercialization of our drug candidates, as well as discovering and developing additional drug candidates. We are in the early stages of most of these activities. We may never succeed in these activities and, even if we do, may never earn revenue from our drug candidates that is significant enough to achieve profitability.

For any of our drug candidates, our revenue will be dependent, in part, upon our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize those drug candidates. Further, we will be dependent on our potential third-party partners’ ability to obtain marketing approval and successfully commercialize the product, upon the size of the markets in the territories where marketing approval is obtained, the accepted price for the product, and the ability to obtain coverage and reimbursement, if any. If we fail to identify and enter into partnerships with third parties to further develop, obtain marketing approval for and/or commercialize our drug candidates, any partnerships we enter into do not result in the successful development, marketing approval for and commercialization of our drug candidates, the number of addressable patients is not as significant as estimated by our potential third-party partners, the indication approved by regulatory authorities is narrower than expected, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not earn significant revenue from agreements with potential third-party partners for such drug candidates, even if the drug candidates are approved for marketing.

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $75.0 million. We believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or drug candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Our pipeline includes ATI-450, our investigational oral, novel, selective MK2 inhibitor compound, which we are developing for rheumatoid arthritis and potentially for an additional immuno-inflammatory indication. We expect to initiate a Phase 2a clinical trial for ATI-450 in subjects with rheumatoid arthritis in the first half of 2020.  The success of our business will significantly depend on our successful development of and/or our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize ATI-450.

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

Our operations over the last several years have been largely focused on raising capital, undertaking preclinical studies and conducting clinical trials, and acquiring new drug candidates and related intellectual property. In 2018 and 2019, we were also focused on the commercialization of two commercial products. In September 2019, we announced the completion of a strategic review of our business, as a result of which we are refocusing our resources on our immuno-inflammatory development programs and are pursuing strategic alternatives, including seeking partners, for our investigational drug candidates and ESKATA. We have had limited time to demonstrate our ability to successfully develop, manufacture and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a longer history of developing and partnering drugs. We may also encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

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

Risks Related to the Development and Potential Commercialization of Our Drug Candidates

If we are unable to successfully develop our drug candidates and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, or experience significant delays in doing so, our business will be harmed.

We have invested significant efforts and financial resources in the development of our drug candidates and the identification of potential drug candidates. Our ability to earn substantial revenue from our drug candidates will depend heavily on our ability to successfully develop and pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize these drug candidates. The success of any drug candidates that we develop, including A-101 45% Topical Solution and ATI-450, will depend on several factors, including:

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

It is possible that our drug candidates currently in development will never obtain marketing approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, which would harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of and pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, including:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are being conducted, by the data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  If we experience delays in the completion of, or termination of, any clinical trial of our drug candidates, our costs will increase, our drug candidate development process will be slowed, the commercial prospects of our drug candidates will be harmed, and our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates will be delayed. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our drug candidates. If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may not be able to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and our potential third-party partners may:

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

Our drug development costs will also increase if we experience delays in testing. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which our potential third-party partners may have the exclusive right to commercialize our drug candidates or allow competitors to bring drugs to market before such third-party partners do, which would impact our ability to successfully identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates could be delayed or prevented.

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

Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us or them to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we will have limited influence over their performance. Any delays in completing clinical trials would delay or prevent our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

Our clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, or serious adverse or unacceptable side effects may be identified during the development of our drug candidates, which could prevent or delay our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, increase our costs or necessitate the abandonment or limitation of the development of some of our drug candidates.

Before any potential third-party partners can obtain marketing approvals for the commercial sale of our drug candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our drug candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the drug candidate studied for the target indication.

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
•

our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates would be harmed.

Any of these events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize the particular drug candidate and could significantly harm our business, results of operations and prospects.

Changes in methods of drug candidate manufacturing or formulation may result in additional costs or delay.

As drug candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and may also require additional testing, FDA notification or FDA approval.  Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials.  This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates and jeopardize our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

Because we have limited financial and management resources, we focus on development programs and drug candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ATI-450 as a potential treatment for rheumatoid arthritis and an additional immuno-inflammatory indication.  As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

With respect to A-101 45% Topical Solution for the treatment of common warts, we are aware of at least two other companies that are developing a drug candidate for the treatment of common warts. In addition, there are over-the-counter drugs for the treatment of common warts and other drugs that have been used off-label as treatments for common warts.

With respect to ATI-450 as a potential treatment for rheumatoid arthritis, there are numerous commercial products, such as anti-TNFs, anti-IL6s, anti-IL1s and JAK inhibitors, approved for the treatment of rheumatoid arthritis. In addition, we are aware of a number of companies conducting late-stage clinical trials for investigational drug candidates for the treatment of rheumatoid arthritis.

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

The success of our drug candidates, if approved, will depend significantly on coverage and adequate reimbursement or the willingness of patients to pay for these products.

We believe the success of our drug candidates, if approved, will depend on obtaining and maintaining coverage and adequate reimbursement as a prescription treatment or in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for our prescription drug products.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement.  Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts.  Accordingly, these updates could impact the demand for our drug candidates, if approved. Our drug candidates, if approved, may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients or sufficient to allow our potential third-party partners to sell our drug candidates, if approved, on a competitive and profitable basis.  Our results of operations could be adversely affected by the Affordable Care Act and by other health care legislative reforms that may be enacted or adopted in the future.  In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products.  Cost control initiatives could decrease the price that our potential third-party partners could receive for any of our drug candidates, if approved, and could adversely affect our profitability.  We cannot predict how pending and future health care legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our drug candidates could harm our business.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any of our drug candidates that we may develop and are commercialized by our potential third-party partners or impact any commercial products that we have previously sold or are being sold by third-party partners.

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and an even greater risk relating to any of our commercial products that we have previously sold or are being sold by third-party partners. If we cannot successfully defend ourselves against claims that our commercial products that we have previously sold or are being sold by third-party partners or drug candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any drug candidates that we may develop and are commercialized by our potential third-party partners;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards paid to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•

our inability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates.

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our future profit margins and our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates on a timely and competitive basis.

We intend to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. If those arrangements are not successful, we may not be able to capitalize on the market potential of these drug candidates.

We intend to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. For example, we intend to seek a partner to obtain marketing approval and commercialize A-101 45% Topical Solution as a potential treatment for common warts and a partner to further develop, obtain marketing approval and commercialize ATI-501 and ATI-502 as potential treatments for alopecia. Our likely partners for any such arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our partners dedicate to the development or commercialization of our drug candidates. Our ability to earn revenue from these arrangements will depend on our partners’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We may not have access to all information regarding our drug candidates that are subject to partnership agreements. Consequently, our ability to inform our stockholders about the status of our drug candidates that are subject to these agreements, and our ability to make business and operational decisions, may be limited.

We may not have access to all information regarding our drug candidates that may become subject to agreements with partners, including potentially material information about clinical trial design, execution and timing, safety and efficacy, clinical trial results, regulatory affairs, manufacturing, marketing, sales and other areas known by our potential partners. In addition, we may have confidentiality obligations under our agreements with such partners. Therefore, our ability to keep our stockholders informed about the status of our drug candidates will be limited by the degree to which our partners keep us informed and by the degree to which our partners allow us to disclose information to the public or provide such information to the public themselves. If our partners do not timely inform us about the status of our drug candidates that are the subject of the partnership, we may make operational and investment decisions that we would not have made had we been fully informed, which may have an adverse impact on our business, prospects, financial condition and results of operations.

We are dependent upon EPI Health for the commercialization of RHOFADE, and if we successfully pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop and/or commercialize our drug candidates and ESKATA, we will be dependent on the success of such third-party partners.

In October 2019, we sold the worldwide rights to RHOFADE to EPI Health.  Among other payment obligations, EPI Health has agreed to pay us potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales, a specified high single-digit royalty calculated as a percentage of net sales, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in any territory outside of the United States, subject to specified exceptions.  We also intend to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain regulatory approval and/or commercialize our drug candidates and ESKATA. We cannot control the timing or quantity of resources that our existing or future potential third-party partners will dedicate to developing and/or commercializing these products and drug candidates. Our partners may not perform their obligations according to our expectations or standards of quality. Our partners could terminate our existing agreements for a number of reasons, including that they may have other, higher priority products in development or because our partnered programs may no longer be a priority for them. If any of our partnership agreements were to be terminated or if any of our partners do not perform as expected, we could lose the opportunity to earn any revenues from the arrangements with such third-party partners, incur unforeseen costs, and suffer damage to the reputation of the product and as a company generally.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit the ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Our issued U.S. patents covering our lead inhibitor of the MK2 signaling pathway, ATI-450, expire in 2034 and other issued patents covering different MK2 signaling pathway inhibitors expire in 2031 and 2032. We currently do not have any patents issued directed to our lead soft-JAK inhibitor, ATI-1777, but any claims that may issue would expire in 2038. We currently do not have any patents issued directed to our lead ITK inhibitor, ATI-2138, but any claims that may issue would expire in 2039.  Our issued patents covering other novel inhibitors of ITK expire between 2035 and 2038. Certain issued U.S. patents relating to our JAK inhibitors, ATI-501 and ATI-502, are scheduled to expire in 2023 and additional U.S. patents, with claims specifically directed to such JAK inhibitors, are scheduled to expire in 2030. The issued U.S., European, Japanese and South Korean patents that we exclusively license from Columbia University with claims directed to the use of third-party JAK inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, expire in 2031. Our issued U.S. patents, with claims directed to treatment of SK and acrochordons with high-concentration hydrogen peroxide of at least 23%, including ESKATA, are scheduled to expire in 2022, and our issued U.S. patents with claims directed to high-concentration hydrogen peroxide formulations, including A-101 45% Topical Solution and ESKATA, and methods of use and applicators for the same are scheduled to expire in 2035. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us or our potential third-party partners with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

If we breach our agreement with Columbia University, it could compromise our ability to find a potential third-party partner to develop, obtain marketing approval for and commercialize our JAK inhibitors, ATI-501 and ATI-502.

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

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, the use of A-101 45% Topical Solution for the treatment of warts is currently covered by issued patents in the United States, Australia, India and New Zealand, but not in the European Union or other countries. An additional four U.S. patents are issued, and patent applications are pending in the United States, the European Union and other foreign countries directed to high-concentration hydrogen peroxide formulations, including ESKATA and/or A-101 45% Topical Solution and methods of use.

Our lead inhibitor of the MK2 signaling pathway, ATI-450, is currently covered in patents and applications in the United States, European Union and other major foreign markets.  We currently do not have any patents issued directed to our lead soft-JAK inhibitor, ATI-1777, or our lead ITK inhibitor, ATI-2138. Our JAK inhibitors, ATI-501 and ATI-502, are currently covered in patents and applications in the United States, the European Union, and other major foreign markets. Additionally, U.S., European, Japanese, and South Korean patents have issued in the patent portfolio licensed from Columbia University, which are directed to the use of certain third-party JAK inhibitors for the treatment of hair loss disorders and applications are pending in the United States and South Korea.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our ability to pursue strategic alternatives, including identifying and consummating transactions with potential third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and consequently our potential revenue opportunities.

Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development and/or commercialization of our drug candidates. For example, we exclusively license intellectual property from Rigel in the field of dermatology related to our JAK inhibitors, ATI-501 and ATI-502.  We also exclusively license intellectual property from Columbia University related to the use of JAK inhibitors for the treatment of hair loss disorders.  It may be necessary for our potential third-party partners to use the patented or proprietary technology of third parties to further develop and/or commercialize our drug candidates. If our potential third-party partners are not able to obtain a license from these third parties on commercially reasonable terms, our business could be harmed, possibly materially.

Our third-party licensors may develop JAK inhibitors, including those related to our drug candidates, outside of the field of dermatology.

We exclusively license intellectual property from Rigel in order to develop, use, manufacture, sell and commercialize ATI-501 and ATI-502 in the field of dermatology. Rigel has retained the rights under such intellectual property to develop, use, manufacture, sell and commercialize ATI-501 and ATI-502 outside of the field of dermatology. If Rigel were to commercialize such JAK inhibitors outside the field of dermatology, such a product could possibly be used off-label for a dermatology indication, which could negatively impact our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize those drug candidates for dermatological indications, which in turn would impact our ability to earn revenue from the arrangements with such third-party partners. Rigel also retained the intellectual property rights to develop, use, manufacture, sell and commercialize other structurally similar JAK inhibitors. If Rigel commercializes a structurally similar JAK inhibitor, such a product could directly compete with our JAK inhibitor drug candidates, if they are approved.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our success depends upon our ability to pursue strategic alternatives, including identifying and consummating transactions with potential third-party partners, to develop, obtain marketing approval for and/or commercialize our drug candidates and earn revenue from those partnerships, and for our proprietary technologies to be used without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates and technologies, including interference or derivation proceedings before the USPTO. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our drug candidates. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we or our potential third-party partners are found to infringe a third party’s intellectual property rights, we or such partners could be required to obtain a license from such third party to continue developing or commercializing our drug candidates and technology. However, we or our third-party partners may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our third-party partner were able to obtain a license, it could be non-exclusive, thereby giving competitors access to the same technologies licensed to us or our partner. Consequently, we or our third-party partner could be forced, including by court order, to cease developing or commercializing the infringing technology or drug candidate. In addition, we or our third-party partner could be found liable for monetary damages, including treble damages and attorneys’ fees if we or such partner are found to have willfully infringed a patent. A finding of infringement could prevent our third-party partners from commercializing our drug candidates, if approved, or force such partners to cease some of their business operations. In the event of a successful claim of infringement against us or our potential third-party partners, we or our third-party partners may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing drug candidate or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

On October 8, 2019, we, together with Allergan, Inc., filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Taro Pharmaceuticals, Inc., or Taro, related to an ANDA that Taro filed with the FDA to market a generic version of RHOFADE.  The lawsuit claims infringement of U.S. Patent Nos. 7,812,049, 8,420,688, 8,815,929, 9,974,773 and 10,335,391, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for RHOFADE.  We received a Paragraph IV Notice Letter from Taro dated August 28, 2019, advising that Taro had submitted an ANDA to the FDA seeking approval from the FDA to manufacture and market a generic version of RHOFADE prior to the expiration of the Orange Book-listed patents. EPI Health, as purchaser of our rights to RHOFADE, has been substituted for us as a plaintiff party. If EPI Health is not able to successfully defend the RHOFADE intellectual property and a generic version of RHOFADE is approved, our ability to earn revenue from EPI Health through the achievement of sales milestones, licensing in jurisdictions outside of the United States and/or royalty payments would be negatively impacted.

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

Our success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications.  Our issued U.S. patents covering ATI-450, our lead inhibitor of the MK2 signaling pathway, expire in 2034 and other issued patents covering different MK2 signaling pathway inhibitors expire in 2031 and 2032. We currently do not have any patents issued directed to our lead soft-JAK inhibitor, ATI-1777, but any claims that may issue would expire in 2038. We currently do not have any patents issued directed to our lead ITK inhibitor, ATI-2138, but any claims that may issue would expire in 2039.  Our issued patents covering other novel inhibitors of ITK expire between 2035 and 2038. Certain issued U.S. patents relating to our JAK inhibitors, ATI-501 and ATI-502, are scheduled to expire in 2023 and additional U.S. patents, with claims specifically directed to such JAK inhibitors, are scheduled to expire in 2030.  The issued U.S., European, Japanese and South Korean patents licensed from Columbia University relating to the use of certain third-party JAK inhibitors for the treatment of hair loss disorders, including AA and AGA, and inducing hair growth, expire in 2031.  Our issued U.S. patent with claims directed to treatment of SK with ESKATA is scheduled to expire in 2022 and our issued U.S. formulation and applicator patents with claims directed to high-concentration hydrogen peroxide formulations and applicators containing the same, including A-101 45% Topical Solution and ESKATA, and methods of use is scheduled to expire in 2035.  Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

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

We expect to rely on trademarks as one means to distinguish our products, services or technologies from those of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, our products, services or technologies may need to be rebranded, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to A-101 45% Topical Solution and ESKATA but that are not covered by the claims of the patents that we own;
•	others may be able to make a JAK inhibitor that is similar to the JAK inhibitors we intend to partner that is not covered by the patents that we exclusively license and have the right to enforce;
•	we, our licensors or any third-party partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
•	we, our licensors or any third-party partners might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or exclusively license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act (commonly known as the Physician Payments Sunshine Act) and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other “transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, as well as applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members. All such reported information is publicly available; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to health care providers; state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures; state laws that require drug manufacturers to report pricing information regarding certain drugs; and/or that require registration of certain employees engaged in marketing activities in the location; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If our or our potential third-party partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or our potential third-party partners may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government health care programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we or they become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our or their operations, which could have a material adverse effect on our ability to earn revenue from arrangements with such third-party partners for our drug candidates. If any physician or other health care provider or entity with whom we or our potential third-party partners expect to do business is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including exclusions from participation in government health care programs, which could also materially affect our ability to earn revenue from arrangements with such third-party partners for our drug candidates.

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

There remain judicial and Congressional challenges to, as well as efforts by the Trump Administration to repeal or replace certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act.  For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We continue to evaluate the impact of the Affordable Care Act and efforts to repeal or replace the Affordable Care Act on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken.  The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our ability to earn revenue from arrangements with our potential third-party partners for our drug candidates.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs.  In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposals for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump Administration released a “Blueprint”, or plan, to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal health care programs, incentivize manufacturers to lower the list price of their drugs, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’ policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our potential third-party partners to more stringent drug labeling and post-marketing testing and other requirements. These risks may compromise our ability to earn revenue from arrangements with such third-party partners for our drug candidates.

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

Recruiting and retaining qualified scientific, manufacturing and clinical personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and partner drug candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

In the past, stockholders have initiated class action lawsuits against pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. For example, two purported class action complaints were filed against us and certain of our executive officers alleging violations of certain federal securities laws and two stockholder derivative actions were filed against certain of our executive officers and directors alleging breaches of fiduciary duties.  We and the other defendants dispute the plaintiffs’ claims and intend to defend these matters vigorously.  We have entered into indemnity agreements with our executive officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws. These cases, and additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $326.1 million and $338.8 million, respectively, which will begin to expire in 2032.  Under federal income tax law, federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited.  It is uncertain if and to what extent various states will conform to the federal tax law.  As of December 31, 2019, we also had federal research and development tax credit carryforwards of $7.3 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. These net operating loss and tax credit carryforwards could expire unused or due to limitation on use be unavailable to offset future income tax liabilities.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  We have completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2018.  Although we have experienced Section 382 ownership changes since 2012, we have concluded that we should have sufficient ability to utilize NOLs accumulated during the periods tested.  We have not yet determined if a Section 382 ownership change has occurred during the year ended December 31, 2019, or for Confluence prior to the acquisition.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it might harm our future operating results by effectively increasing our future tax obligations.

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

We incur significant costs and demands upon management as a result of being a public company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently sublease 33,019 square feet of space for our headquarters in Wayne, Pennsylvania, which has a term through October 2023, which we use for our therapeutics business.  If for any reason the lease between Chesterbrook Partners, LP, the Landlord, and Auxilium Pharmaceuticals, LLC, the Sublandlord, is terminated or expires prior to October 2023, our sublease will automatically terminate.  We also sublease 21,056 square feet of office and laboratory space in St. Louis, Missouri, which has an initial term through June 2029, which we use for our therapeutics and contract research businesses.  We have the option to extend the initial term for two additional periods of five years each. We believe that our facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi, or Rosi, filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against us and certain of our executive officers.  The complaint alleges that the defendants violated federal securities laws by, among other things, failing to disclose an alleged likelihood that regulators would scrutinize advertising materials related to ESKATA and find that the materials minimized the risks or overstated the efficacy of the product.  The complaint seeks unspecified compensatory damages on behalf of Rosi and all other persons and entities that purchased or otherwise acquired our securities between May 8, 2018 and June 20, 2019.

On September 5, 2019, an additional plaintiff, Robert Fulcher, or Fulcher, filed a substantially identical putative class action complaint captioned Fulcher v. Aclaris Therapeutics, Inc., et al. in the same court against the same defendants.

On November 6, 2019, the court consolidated the Rosi and Fulcher actions, or together, the Consolidated Securities Action, and appointed Fulcher “lead plaintiff” for the putative class.

                On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness.  The defendants’ deadline to answer, move against or otherwise respond to the consolidated amended complaint is March 27, 2020.

We and the other defendants dispute plaintiffs’ claims in the Consolidated Securities Action and intend to defend the matter vigorously.

Stockholder Derivative Action

On November 15, 2019, plaintiff Keith Allred, or Allred, filed a derivative stockholder complaint captioned Allred v. Walker et al. in the U.S. District Court for the Southern District of New York against certain of our directors and executive officers.  The complaint alleges that the defendants, among other things, breached their fiduciary duties as directors and/or officers in connection with the claims alleged in the Consolidated Securities Action.  The complaint seeks, among other things, unspecified compensatory damages on behalf of our company.

On November 25, 2019, an additional plaintiff, Bruce Brown, or Brown, filed a substantially identical complaint captioned Brown v. Walker et al. in the same court against the same defendants.

                On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation, or the Consolidated Derivative Action, and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ anticipated motion to dismiss the Consolidated Securities Action.

The defendants dispute plaintiffs’ claims in the Consolidated Derivative Action and intend to defend the matter vigorously.

Patent Infringement

On October 8, 2019, we, together with Allergan, Inc., filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Taro Pharmaceuticals, Inc., or Taro, related to an ANDA that Taro filed with the FDA to market a generic version of RHOFADE.  The lawsuit claims infringement of U.S. Patent Nos. 7,812,049, 8,420,688, 8,815,929, 9,974,773 and 10,335,391, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for RHOFADE.  We received a Paragraph IV Notice Letter from Taro dated August 28, 2019, advising that Taro had submitted an ANDA to the FDA seeking approval from the FDA to manufacture and market a generic version of RHOFADE prior to the expiration of the Orange Book-listed patents. Under our agreement with EPI Health for the purchase of RHOFADE, EPI Health agreed to file a motion to be substituted for us as a plaintiff party and has agreed to reimburse us for our reasonable fees and expenses so long as we remained a plaintiff party. On December 3, 2019, EPI Health was substituted for us as a plaintiff party.

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

Stockholders

As of February 24, 2020, we had 41,528,822 shares of common stock outstanding held by 60 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a physician-led biopharmaceutical company focused on immuno-inflammatory diseases.  We currently have a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration, or FDA, that we are not currently distributing, marketing or selling, and other investigational drug candidates. In September 2019, we announced the completion of a strategic review of our business, as a result of which we are refocusing our resources on our immuno-inflammatory development programs. We plan to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product.

Since our inception, we have incurred significant operating losses.  Our net loss was $161.4 million for the year ended December 31, 2019 and $132.7 million for the year ended December 31, 2018.  As of December 31, 2019, we had an accumulated deficit of $453.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development. In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates or ESKATA. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations.

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

License Agreement with Rigel

In August 2015, we entered into an exclusive, worldwide license and collaboration agreement with Rigel Pharmaceuticals, Inc., or Rigel, for the development and commercialization of products containing two specified Janus Kinase, or JAK, inhibitors, ATI-501 and ATI-502, or the Rigel License Agreement, which we amended in October 2019.  Under this agreement, we may develop these JAK inhibitors for the treatment of alopecia areata, or AA, and other dermatological conditions. We paid Rigel an upfront nonrefundable payment of $8.0 million in 2015 and $4.0 million upon the achievement of a specified development milestone in 2019. In addition, we have agreed to make remaining aggregate payments of up to $76.0 million upon the achievement of specified development milestones, such as clinical trials and regulatory approvals.  Further, we have agreed to pay up to an additional $10.5 million to Rigel upon the achievement of a second set of development milestones.  In addition, in connection with the amendment of the agreement in October 2019, we agreed to pay Rigel an amendment fee of $1.5 million in three installments of $0.5 million in January 2020, April 2020 and July 2020, which is included in accrued expenses on our consolidated balance sheet.  With respect to any products we commercialize under the Rigel License Agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product at a high single digit percentage of annual net sales, subject to specified reductions until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-

product basis or, in specified countries under specified circumstances, 10 years from the first commercial sale of such product.

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

Stock Purchase Agreement with Vixen Pharmaceuticals, Inc. and License Agreement with Columbia University

In March 2016, we entered into a stock purchase agreement, or the Vixen Agreement, with Vixen Pharmaceuticals, Inc., or Vixen, and JAK1, LLC, JAK2, LLC and JAK3, LLC, or together, the Selling Stockholders, and Shareholder Representative Services LLC as the representative of the Selling Stockholders.  Pursuant to the Vixen Agreement, we acquired all shares of Vixen’s capital stock from the Selling Stockholders, or the Vixen Acquisition. Following the Vixen Acquisition, Vixen became our wholly-owned subsidiary. Pursuant to the Vixen Agreement, we paid $0.6 million upfront and issued an aggregate of 159,420 shares of our common stock to the Selling Stockholders. We are obligated to make annual payments of $0.1 million through March 2022, with such amounts being creditable against specified future payments that may be paid under the Vixen Agreement.

Under the Vixen Agreement we are obligated to make aggregate payments of up to $18.0 million to the Selling Stockholders upon the achievement of specified pre-commercialization milestones for three products covered by the Vixen patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22.5 million upon the achievement of specified commercial milestones for products covered by the Vixen patent rights. With respect to any covered products that we commercialize under the Vixen Agreement, we are obligated to pay low single-digit royalties on net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product. If we sublicense any of Vixen’s patent rights and know-how acquired pursuant to the Vixen Agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

In November 2018, we achieved a development milestone specified in the Confluence Agreement.  The milestone payment to the former Confluence equity holders was comprised of $2.5 million in cash and 253,208 shares of our common stock with a fair value of $2.2 million.  We also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million, based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) that we receive from such sale, license or transfer in specified circumstances.

License, Development and Commercialization Agreement with Cipher Pharmaceuticals Inc.

In April 2018, we entered into an exclusive license agreement with Cipher Pharmaceuticals Inc., or Cipher, for the rights to obtain regulatory approval of and commercialize A-101 40% Topical Solution, which we marketed under the brand name ESKATA in the United States, in Canada for the treatment of seborrheic keratosis, or the Cipher License Agreement.  We received an upfront payment of $1.0 million upon signing of the Cipher License Agreement and $0.5 million upon the achievement of a specified regulatory milestone.  In September 2019, we and Cipher mutually terminated the Cipher License Agreement.

Asset Purchase Agreement with Allergan

In November 2018, we acquired RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, which included an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property, from Allergan Sales, LLC, or Allergan, pursuant to an asset purchase agreement.

At the closing of the acquisition, we paid total cash consideration of $66.1 million, consisting of $59.6 million paid to Allergan and $6.5 million placed in escrow. In addition, we agreed to pay Allergan specified royalty payments, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments. In addition, we agreed to assume the obligation to pay specified royalties and milestone payments under agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.  We incurred an aggregate expense of approximately $0.7 million and $0.2 million related to royalty payments under these agreements during the years ended December 31, 2019 and 2018, respectively.

Asset Purchase Agreement with EPI Health

In October 2019, we entered into an asset purchase agreement with EPI Health, LLC, or EPI Health, pursuant to which we sold the worldwide rights to RHOFADE, which included the assignment of certain licenses for related intellectual property assets, or the Disposition.

Pursuant to the asset purchase agreement,  EPI Health paid us an upfront payment of $35.0 million, $1.75 million of which was placed in escrow, and $0.2 million for inventory.  In addition, EPI Health has agreed to pay us (i) potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the agreement, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United

States, such royalty shall be paid on a country-by-country basis until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and  (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  In addition, EPI Health has agreed to assume our obligation to pay specified royalties and milestone payments under our existing agreements with Allergan, Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.

Other Third-Party Agreements

Under an assignment agreement, pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA and related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement.  Under this assignment agreement, we paid $0.2 million in connection with a specified development milestone, and there are no remaining milestone payment obligations.

In connection with the assignment agreement, we also entered into a finder’s services agreement under which we have made aggregate milestone payments of $3.0 million upon the achievement of specified pre-commercialization milestones, such as clinical trials and regulatory approvals, and commercial milestones as described in the agreement.  We have also agreed to make an additional payment of $3.0 million upon the achievement of a specified commercial milestone.  In addition, we have agreed to pay royalties on sales of ESKATA and related products at a low single-digit percentage of net sales, as defined in the agreement.

In August 2019, we voluntarily discontinued the commercialization of ESKATA in the United States and withdrew the marketing authorizations we had previously received for the product in all countries outside of the United States.

Components of Our Results of Operations

Revenue

Product Sales, net

We sold RHOFADE in the United States during the years ended December 31, 2019 and 2018.  We relied on Allergan to distribute RHOFADE on our behalf pursuant to the terms of a transition services agreement.  We sold RHOFADE to wholesalers in the United States, which, in turn, distributed it to pharmacies that ultimately filled patient prescriptions.  We also entered into, or were subject to, arrangements with third-party payors, including pharmacy benefit managers and government agencies, as well as group purchasing organizations, or GPOs, which provided for government mandated or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of RHOFADE.  We never sold RHOFADE outside of the United States.  We sold the worldwide rights to RHOFADE to EPI Health in October 2019.

During the years ended December 31, 2019 and 2018, we sold ESKATA to one wholesaler, McKesson Specialty Care Distribution, or McKesson, which in turn resold ESKATA to health care providers.  We also entered into agreements with two GPOs that provided for administrative fees and discounted pricing in the form of volume-based rebates and chargebacks.  We never sold ESKATA outside of the United States.  We discontinued sales of ESKATA in the United States in August 2019.

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

We have also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  During the year ended December 31, 2018, we had two active grants from NIH related to early-stage research.  As of December 31, 2019, there were no remaining funds available to us under the grants.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates. These expenses primarily include:

•	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
•	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials;
•	outsourced professional scientific development services;
•	medical affairs expenses related to our drug candidates, including investigator-initiated studies;
•	employee-related expenses, which include salaries, benefits and stock-based compensation;
•	depreciation of manufacturing equipment;
•	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
•	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
•	laboratory materials and supplies used to support our research activities; and
•	non-cash charges for changes in the fair value of contingent consideration.

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.  We expect to continue to incur research and development expenses in the near term as we continue the clinical development of ATI-450 as a potential treatment for rheumatoid arthritis and other immuno-inflammatory diseases, continue the development of our preclinical compounds, and continue to identify, research and develop additional drug candidates.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, investigator sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs, facilities or other indirect expenses, to specific research and development programs.

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

Our expenditures are subject to additional uncertainties, including the preparation of regulatory filings for our drug candidates, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.  We may obtain unexpected results from our clinical trials.  We may elect to discontinue, delay or modify clinical trials of some drug candidates or focus on others.  A change in the outcome of any of these variables with respect to the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate.  For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of market research activities related to A-101 45% Topical Solution and our JAK inhibitors.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance, investor relations and legal functions, including stock-based compensation, travel expenses and recruiting expenses.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, insurance costs, as well as payments made under a terminated related party sublease agreement and milestone payments under our finder’s services agreement.  We anticipate that we will incur increased director and officer insurance premiums and legal expenses associated with defending the current lawsuits described in this report.

Other Income (Expense), net

Other income (expense), net consists of interest earned on our cash, cash equivalents and marketable securities, interest expense, and gains and losses on transactions denominated in foreign currencies.

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

To determine revenue recognition in accordance with ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) performance obligations are satisfied.  We recognize revenue when collection of the consideration we are entitled to under a contract with a customer is probable.  At contract inception, we assess the goods or services promised within a contract with a customer to identify the performance obligations, and to determine if they are distinct.  We recognize revenue that is allocated to each distinct performance obligation when (or as) that performance obligation is satisfied.  We only recognize revenue when collection of the consideration we are entitled to under a contract with a customer is probable.

Product Sales, net

We recognized revenue from product sales at the point the customer obtained control, which generally occurred upon delivery.  We also included estimates of variable consideration in the same period revenue was recognized.  Components of variable consideration included trade discounts and allowances, product returns, government rebates, discounts and rebates, other incentives such as patient co-pay assistance, and other fee for service amounts.  Variable consideration was recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a customer, or as a current liability, if payable to a third-party other than a customer.  We considered all relevant information when estimating variable consideration such as contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  The amount of net revenue that can be recognized is constrained by estimates of variable consideration which are included in the transaction price.  Payment terms with customers did not exceed one year and, therefore, we did not account for a financing component in our arrangements.  We expensed incremental costs of obtaining a contract with a customer, including sales commissions, when incurred as the period of benefit was less than one year.

Trade Discounts and Allowances - We provided customers with trade discounts, rebates, allowances and/or other incentives.  We recorded estimates for these items as a reduction of revenue in the same period the revenue was recognized.

Government and Payor Rebates – We contracted with, or were subject to arrangements with, certain third-party payors, including pharmacy benefit managers and government agencies, for the payment of rebates with respect to utilization of our commercial products.  We also entered into agreements with GPOs that provided for administrative fees and discounted pricing in the form of volume-based rebates.  We were also subject to discount and rebate obligations under state Medicaid programs and Medicare.  We recorded estimates for these discounts and rebates as a reduction of revenue in the same period the revenue was recognized.

Other Incentives – We maintained a co-pay assistance program which was intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by third-party payors.  We estimated and recorded accruals for these incentives as a reduction of revenue in the period the revenue was recognized.   Our estimated amounts for co-pay assistance were based upon the number of claims and the cost per claim that we expected to receive associated with product that had been sold to customers but remained in the distribution channel at the end of each reporting period.

Product Returns - Consistent with industry practice, we have a product returns policy for RHOFADE which may provide customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date.  The right of return lapses upon shipment of the product to a patient.  We recorded an estimate for the amount of product which may be returned as a reduction of revenue in the period the related revenue was recognized.  Our estimates for product returns were based upon available industry data and our own sales information, including visibility into the inventory remaining in the distribution channel.  There is no return liability associated with sales of ESKATA as we had a no returns policy for ESKATA when we commercialized it.

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

Milestone Payments – At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the amount allocated to the license of intellectual property.  Milestone payments that are not within our control or the control of the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

Inventory

Inventory included the third-party cost of manufacturing and assembly of the finished product forms of ESKATA and RHOFADE, quality control and other overhead costs.  Inventory is stated at the lower of cost or net realizable value.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  Inventory was comprised primarily of finished goods and has been reclassified to discontinued operations for all periods presented.

Intangible Assets

Our intangible assets include both definite-lived and indefinite-lived assets.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Our definite-lived intangible assets consist of a research technology platform acquired through the acquisition of Confluence.  Prior to the disposition in 2019, definite-lived intangible assets also included the intellectual property rights related to RHOFADE.  Our indefinite-lived intangible assets consist of an in-process research and development, or IPR&D, drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

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

During the year ended December 31, 2019, we performed an impairment analysis of the RHOFADE intangible asset due to our decision to discontinue commercial operations and actively seek a commercialization partner for RHOFADE.  Our impairment analysis, which primarily utilized a third-party indication of fair value, resulted in a fair value for the RHOFADE intangible asset which was less than its carrying value.  As a result, we recorded an impairment charge of $27.6 million to adjust the carrying value of the RHOFADE intangible asset to its net realizable value.

Goodwill

Goodwill is not amortized, but rather is subject to testing for impairment at least annually, which we perform either during the fourth quarter or when indicators of an impairment are present.  We consider each of our operating segments, therapeutics and contract research, to be a reporting unit since this is the lowest level for which discrete financial information is available.  We attributed the full amount of the goodwill in connection with the acquisition of Confluence, or $18.5 million, to our therapeutics segment.  We perform an impairment test annually which is a qualitative assessment based upon current facts and circumstances related to operations of the therapeutics segment.  If our qualitative assessment indicates an impairment may be present, we would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, we performed an impairment analysis due to the decline in our stock price, which was considered a triggering event to evaluate goodwill for impairment.  Our impairment analysis, which utilized a market approach, noted that our stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, we recorded an impairment charge of $18.5 million, the full balance of goodwill.

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

We recognize assets and liabilities for leases at their inception based upon the present value of all payments due under the lease.  We use an implicit interest rate to determine the present value of finance leases, and our incremental borrowing rate to determine the present value of operating leases.  We determine incremental borrowing rates by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease.  We recognize expense for operating and finance leases on a straight-line basis over the term of each lease, and interest expense related to finance leases is recognized over the lease term based on the effective interest method.  We include estimates for any residual value guarantee obligations under our leases in lease liabilities recorded on our consolidated balance sheet.

Right-of-use assets are included in other assets and property and equipment, net on our consolidated balance sheet for operating and finance leases, respectively.  Obligations for lease payments are included in current portion of lease liabilities and other liabilities on our consolidated balance sheet for both operating and finance leases.

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

During the year ended December 31, 2019, we updated our assumptions for contingent consideration related to the acquisition of Confluence as a result of the filing of an IND for ATI-450, which resulted in a charge of $0.7 million.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses.  This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our preclinical development activities and clinical trials are performed pursuant to quotes and contracts with multiple vendors, including research institutions and CROs, that conduct and manage such activities on our behalf.  Many of the contracts with our vendors require advance payments; while others invoice us in arrears for services performed, or on a pre-determined schedule, or upon the successful enrollment of subjects, or when contractual milestones are met.  We record expenses for preclinical development activities and clinical trials based upon estimates of the total cost of the services to be provided by the vendor and the time period over which the vendor is to perform those services.  Estimates of research and development expenses included in our consolidated financial statements are based on facts and circumstances known to us at that time. The financial terms of our agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows.  There may be times when payments made to a vendor exceed the level of services provided, resulting in a prepayment for work to be performed.  We may confirm the accuracy of our estimates with the service providers, or make adjustments to our estimates based upon new or updated facts and circumstances, as necessary.  For example, if the timing and/or cost of services to be performed is materially different from our previous estimates, we would make a prospective adjustment for the change in our estimates in the period in which we become aware of the new cost and/or timing. Although we do not expect our estimates to be materially different from actual amounts incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.  To date, we have not made any material adjustments to our estimates of research and development expenses.

Stock-Based Compensation

We measure the compensation expense of stock-based awards granted to employees and directors using the grant date fair value of the award.  We have issued stock options and restricted stock unit, or RSU, awards with service-based vesting conditions, as well as with performance-based vesting conditions.  We have not issued awards that include market-based conditions.  For service-based awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period.  For performance-based awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period beginning in the period that it becomes probable the performance conditions will occur.  At each balance sheet date, we evaluate whether any performance conditions related to a performance-based award have changed.  The effect of any change in performance conditions would be recognized as a cumulative catch-up adjustment in the period such change occurs, and any remaining unrecognized compensation expense would be recognized on a straight-line basis over the remaining requisite service period.  The impact of forfeitures is recognized in the period in which they occur.

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

Income Taxes

Since our inception, we have not recorded U.S. federal or state income tax benefits for the net operating losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	Change
	(In thousands)
Revenues:
Product sales, net	$—	$—	$—
Contract research	4,227	4,651	(424)
Other revenue	—	1,500	(1,500)
Total revenue, net	4,227	6,151	(1,924)

Costs and expenses:
Cost of revenue	4,055	4,329	(274)
Research and development	64,899	60,841	4,058
Sales and marketing	671	170	501
General and administrative	27,156	25,591	1,565
Goodwill impairment	18,504	—	18,504
Amortization of definite-lived intangible	—	—	—
Total costs and expenses	115,285	90,931	24,354
Loss from operations	(111,058)	(84,780)	(26,278)

Other income (expense), net	(2,484)	2,676	(5,160)
Loss from continuing operations	(113,542)	(82,104)	(31,438)
Loss from discontinued operations	(47,812)	(50,634)	2,822
Net loss	$(161,354)	$(132,738)	$(28,616)

Revenue

Contract research revenue was $4.2 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.  Other revenue for the year ended December 31, 2018 related to the Cipher License Agreement and consisted of an upfront payment of $1.0 million, and $0.5 million earned upon the achievement of a specified regulatory milestone.  Revenue from sales of ESKATA and RHOFADE has been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Cost of Revenue

Cost of revenue was $4.1 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively, and related to providing laboratory services to our clients through Confluence.  Cost of revenue for sales of ESKATA and RHOFADE has been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
	2019	2018	Change
	(In thousands)
A-101 45% Topical Solution	$13,309	$10,114	$3,195
JAK inhibitors	15,243	22,457	(7,214)
ATI-450	8,197	4,068	4,129
ESKATA	24	406	(382)
Personnel expenses	9,230	8,332	898
Restructuring expenses	382	—	382
Milestones and licensing expenses	5,500	—	5,500
Change in contingent consideration	734	1,272	(538)
Other research expenses	7,189	7,712	(523)
Stock-based compensation	5,091	6,480	(1,389)
Total research and development expenses	$64,899	$60,841	$4,058

Expenses related to A-101 45% Topical Solution increased primarily due to our two pivotal Phase 3 clinical trials, which were initiated during the third quarter of 2018 and were completed in September 2019 and October 2019, respectively. Development expenses related to our JAK inhibitors decreased primarily as a result of several Phase 2 clinical trials of ATI-501 and ATI-502 which were completed during the year ended December 31, 2019.  The increase in expenses for ATI-450 resulted primarily from preclinical development activities as well as a Phase 1 clinical trial, which was initiated and near completion during the year ended December 31, 2019.  The increase in personnel expenses was primarily the result of increased headcount prior to our restructuring.  The decrease in stock-based compensation expense was primarily the result of forfeitures by certain employees during 2019.  Restructuring expenses primarily included the cost of termination benefits given to employees that were involuntarily terminated during the year ended December 31, 2019.  Milestones and licensing expenses consisted of $4.0 million related to the achievement of a development milestone under the Rigel License Agreement, as well as $1.5 million we agreed to pay to Rigel in connection with the amendment of the agreement.  The change in contingent consideration was the result of updates to our assumptions related to drug discovery research on our soft-JAK inhibitors, which progressed more quickly than we had originally planned. Other research expenses, which primarily included expenses for medical affairs activities and drug discovery, decreased primarily as a result of lower medical affairs activities during the year ended December 31, 2019.  Expenses related to ESKATA primarily consisted of stability testing.  Expenses related to ESKATA for post-NDA approval activities have been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Year Ended
	December 31,
	2019	2018	Change
	(In thousands)
Direct marketing and professional fees	$663	$122	$541
Personnel expenses	—	—	—
Other sales and marketing expenses	8	48	(40)
Stock-based compensation	—	—	—
Total sales and marketing expenses	$671	$170	$501

Sales and marketing expenses primarily consisted of market research activities related to A-101 45% Topical Solution and our JAK inhibitors.  Direct marketing and professional fees, personnel expenses, other sales and marketing expenses and stock-based compensation related to ESKATA and RHOFADE have been reclassified to discontinued

operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
	2019	2018	Change
	(In thousands)
Personnel expenses	$7,735	$7,006	$729
Restructuring expenses	607	—	607
Professional and legal fees	3,995	5,091	(1,096)
Facility and support services	2,574	2,349	225
Other general and administrative expenses	1,957	1,828	129
Stock-based compensation	10,288	9,317	971
Total general and administrative expenses	$27,156	$25,591	$1,565

Personnel and stock-based compensation expenses increased due to increased headcount prior to our restructuring.  Restructuring expenses primarily include the costs of termination benefits given to employees that were involuntarily terminated during the year ended December 31, 2019.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and business development.  The decrease in professional and legal fees was primarily related to lower corporate communications costs as well as lower legal costs incurred related to patents.  Facility and support services included general office expenses and information technology costs, which increased due to our new office and laboratory facility in St. Louis, which we moved into during 2019, as well as increased headcount prior to our restructuring.  Other general and administrative expenses included insurance, travel costs, depreciation and other miscellaneous expenses.

Goodwill Impairment

During the year ended December 31, 2019, we performed an impairment analysis due to the decline in our stock price.  Our impairment analysis noted that our stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, we recorded an impairment charge of $18.5 million writing off the full balance of goodwill.

Amortization of Definite-Lived Intangible

Amortization expense related to the intangible asset for RHOFADE intellectual property has been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Other Income (Expense), net

The $5.2 million decrease in other income (expense), net was primarily due to interest expense incurred on our debt with Oxford, which we borrowed in October 2018.  We repaid the debt in full in October 2019.

Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	Change
	(In thousands)
Product sales, net	$—	$—	$—
Contract research	4,651	1,683	2,968
Other revenue	1,500	—	1,500
Total revenue, net	6,151	1,683	4,468

Costs and expenses:
Cost of revenue	4,329	1,207	3,122
Research and development	60,841	35,804	25,037
Sales and marketing	170	85	85
General and administrative	25,591	18,948	6,643
Total costs and expenses	90,931	56,044	34,887
Loss from operations	(84,780)	(54,361)	(30,419)

Other income, net	2,676	2,070	606
Loss from continuing operations	(82,104)	(52,291)	(29,813)
Loss from discontinued operations	(50,634)	(18,062)	(32,572)
Benefit from income taxes	—	(1,830)	1,830
Net loss	$(132,738)	$(68,523)	$(64,215)

Revenue

Contract research revenue was $4.7 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence, which we acquired in August 2017.  Other revenue for the year ended December 31, 2018 related to the Cipher License Agreement and consisted of an upfront payment of $1.0 million, and $0.5 million earned upon the achievement of a specified regulatory milestone.  Revenue from sales of ESKATA and RHOFADE has been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Cost of Revenue

Cost of revenue was $4.3 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively, and related to providing laboratory services to our clients through Confluence.  Cost of revenue for sales of ESKATA and RHOFADE has been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
	2018	2017	Change
	(In thousands)
A-101 45% Topical Solution	$10,114	$4,681	$5,433
JAK inhibitors	22,457	11,789	10,668
ATI-450	4,068	354	3,714
ESKATA	406	2,045	(1,639)
Personnel expenses	8,332	6,131	2,201
Change in contingent consideration	1,272	—	1,272
Other research expenses	7,712	5,333	2,379
Stock-based compensation	6,480	5,471	1,009
Total research and development expenses	$60,841	$35,804	$25,037

Expenses related to A-101 45% Topical Solution increased primarily due to the initiation of Phase 3 clinical trials for the treatment of common warts during the third quarter of 2018.  Development expenses for our JAK inhibitors increased due to continued growth in both preclinical and clinical trial expenses as we continued to conduct multiple Phase 2 clinical trials of ATI-501 and ATI-502.  Development expenses for ATI-450 increased as we performed IND-enabling preclinical studies and manufacturing scale-up activities in preparation for the initiation of clinical trials.  The increase in personnel expenses was primarily the result of increased headcount.  The increase in stock-based compensation expense was primarily the result of new awards granted during 2018.  The change in contingent consideration was the result of updates to our assumptions related to our soft-JAK inhibitors that reflected the achievement of a specified development milestone in November 2018 under the Confluence Agreement.  Other research expenses primarily included expenses for medical affairs activities, and expenses related to drug discovery performed by Confluence, which we acquired in August 2017; we did not incur similar drug discovery expenses prior to that acquisition.  The increase in other research expenses was also driven by expenses related to our ITK inhibitor.  Expenses related to ESKATA primarily consisted of stability testing and regulatory costs.  The decrease in expenses related to ESKATA primarily related to the regulatory costs associated with the filing of the NDA, which occurred during the year ended December 31, 2017.  Expenses related to ESKATA for post-NDA approval activities have been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

Sales and Marketing Expenses

The following table summarizes our sales and marketing expenses:

	Year Ended
	December 31,
	2018	2017	Change
	(In thousands)
Direct marketing and professional fees	$122	$85	$37
Personnel expenses	—	—	—
Other sales and marketing expenses	48	—	48
Stock-based compensation	—	—	—
Total sales and marketing expenses	$170	$85	$85

Sales and marketing expenses primarily consisted of market research activities related to A-101 45% Topical Solution and our JAK inhibitors.  Direct marketing and professional fees, personnel expenses, other sales and marketing expenses and stock-based compensation related to ESKATA and RHOFADE have been reclassified to discontinued operations for all periods presented (see Note 18 to the consolidated financial statements included in this report for more information).

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
	2018	2017	Change
	(In thousands)
Personnel expenses	$7,006	$4,378	$2,628
Professional and legal fees	5,091	3,631	1,460
Facility and support services	2,349	1,941	408
Milestone payment	—	1,000	(1,000)
Other general and administrative expenses	1,828	1,101	727
Stock-based compensation	9,317	6,897	2,420
Total general and administrative expenses	$25,591	$18,948	$6,643

Personnel and stock-based compensation expenses increased due to increased headcount as we expanded our operations.  Professional and legal fees included accounting, legal and investor relations costs associated with being a public company, as well as legal fees related to patents.  The increase in professional and legal fees was related to legal and consulting expenses associated with business development activities.  Facility and support services included general office expenses and information technology costs which were higher due to our increased headcount as well as the relocation of our headquarters during the year ended December 31, 2018.  The milestone payment of $1.0 million in the year ended December 31, 2017 was made upon the achievement of specified regulatory milestones pursuant to our Finder’s Services Agreement with KPT Consulting, LLC.  Other general and administrative expenses included insurance, travel costs, depreciation and other miscellaneous expenses.

Other Income, net

The $0.6 million increase in other income, net was primarily due to higher invested balances of marketable securities as a result of funds received from our financing transactions in 2017 and 2018, as well as higher yields on those invested balances.

Benefit from Income Taxes

Benefit from income taxes was $1.8 million for the year ended December 31, 2017 and was comprised primarily of the revaluation of our deferred tax assets, net resulting from the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities in public offerings and a private placement transaction, as well as debt financing that has since been repaid in full. We may engage in additional debt and equity financing transactions in order to raise additional funds.  In addition, to the extent we are able to consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates or ESKATA, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $75.0 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than sublease obligations, capital lease obligations and contingent obligations under acquisition and intellectual property licensing agreements, which are summarized below under “Contractual Obligations and Commitments.”

At-The-Market Facility

In November 2016, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which Cowen acted as our agent in connection with sales of our common stock from time to time under an “at-the-market” equity facility.  In April 2017, we sold 635,000 shares of common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of $19.3 million.  We paid underwriting discounts and commissions of $0.6 million, and also incurred expenses of $0.1 million in connection with this sale.  In October 2018, we terminated the at-the-market sales agreement with Cowen without having sold any additional shares of common stock.

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

Loan and Security Agreement with Oxford

In October 2018, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford. The Loan Agreement provided for up to $65.0 million in term loans.  Of the $65.0 million, we borrowed $30.0 million in October 2018.  The Loan Agreement provided for interest only payments through the payment date immediately prior to November 1, 2021, followed by 24 consecutive equal monthly payments of principal and interest in arrears starting on November 1, 2021 and continuing through the maturity date of October 1, 2023.  The Loan Agreement provided for an annual interest rate equal to the greater of (i) 8.35% and (ii) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately preceded the month in which the interest was to accrue plus 6.25%. The Loan Agreement also provided for a final payment equal to 5.75% of the original principal amount of the term loans drawn.

We had the option to prepay the outstanding balance of the term loans in full, subject to a prepayment fee of (i) 3% of the original principal amount of the aggregate term loans drawn for any prepayment prior to the first anniversary of the applicable funding date, (ii) 2% of the original principal amount of the aggregate term loans drawn for any prepayment between the first and second anniversaries of the applicable funding date or (iii) 1% of the original principal amount of the aggregate term loans drawn for any prepayment after the second anniversary of the applicable funding date but before October 1, 2023. In October 2019, we repaid in full the $30.0 million that was outstanding under the Loan Agreement and paid a prepayment fee of $0.6 million and a final payment fee of $1.7 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash used in operating activities	$(96,445)	$(100,811)	$(54,663)
Net cash provided by (used in) investing activities	105,679	9,367	(55,692)
Net cash provided by (used in) financing activities	(30,316)	128,261	100,386
Net increase (decrease) in cash and cash equivalents	$(21,082)	$36,817	$(9,969)

Operating Activities

During the year ended December 31, 2019, operating activities used $96.4 million of cash primarily resulting from our net loss of $161.4 million, partially offset by non-cash adjustments of $67.6 million.  Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2019 consisted of a $5.1 million decrease in accounts payable and accrued expenses and a $0.8 million increase in accounts receivable, which were partially offset by a $3.7 million decrease in prepaid expenses and other assets.  The decrease in accounts payable and accrued expenses was primarily driven by lower levels of expenses, including sales discounts and allowances, as the result of the disposition of RHOFADE, and lower research and development expenses as a result of the completion of our two pivotal Phase 3 clinical trials for A-101 45% Topical Solution, as well as the timing of vendor invoicing and payments.  The decrease in prepaid expenses and other assets was due to research and development activities primarily related to preclinical development activities for ATI-450 and ATI-502, which concluded during the year ended December 31, 2019, and the elimination of sales and marketing activities as a result of the disposition of RHOFADE in October 2019.  The increase in accounts receivable was primarily the result of the timing of cash receipts from our contract research customers.  Non-cash expenses of $67.6 million were composed of an intangible asset impairment charge of $27.6 million, a goodwill impairment charge of $18.5 million, stock-based compensation expense of $16.2 million, a charge of $0.7 million related to the change in the fair value of contingent consideration and depreciation and amortization expense of $6.4 million, partially offset by a gain of $1.9 million recognized on the disposition of RHOFADE.

During the year ended December 31, 2018, operating activities used $100.8 million of cash primarily resulting from our net loss of $132.7 million, partially offset by changes in our operating assets and liabilities of $9.4 million, and non-cash adjustments of $23.2 million.  Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2018 consisted of a $13.8 million increase in accounts payable and accrued expenses, which was partially offset by a $4.4 million increase in accounts receivable.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of December 31, 2018, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of December 31, 2018 primarily included sales and marketing expenses related to the commercial launch of ESKATA in the United States in May 2018, amounts payable for copay assistance and commercial rebates related to sales of RHOFADE which we began selling in December 2018, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical Solution and our Phase 2 clinical trials for ATI-501 and ATI-502.  The increase in accounts receivable was the result of the commercial launch of ESKATA in May 2018 and sales of RHOFADE which we acquired in November 2018.  Non-cash expenses of $23.2 million were primarily composed of stock-based compensation expense.

During the year ended December 31, 2017, operating activities used $54.7 million of cash primarily resulting from our net loss of $68.5 million, partially offset by changes in our operating assets and liabilities of $0.9 million and non-cash adjustments of $13.0 million.  Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2017 consisted of a $4.3 million increase in prepaid expenses and other assets offset by a $5.2 million increase in accounts payable and accrued expenses.  The increase in prepaid expenses and other assets was primarily due to a $2.0 million PDUFA fee paid to the FDA in conjunction with the filing of the NDA for ESKATA, as well as deposits made for clinical supplies and development activities that were incurred during 2018.  The increase in accounts payable and accrued expenses was primarily due to an increase of $1.2 million in accrued bonuses payable due to increased headcount, $0.6 million payable to NST Consulting LLC in connection with the early termination of our sublease with them, as well as expenses incurred, but not yet paid, in connection with our Phase 2 clinical trials for A-101 45% Topical Solution, ATI-501 and ATI-502.  Non-cash expenses of $13.0 million included stock-based compensation expense of

$14.4 million, and $0.4 million of depreciation and amortization, partially offset by an adjustment to our deferred tax liability, net of $1.8 million which was the result of the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017.

Investing Activities

During the year ended December 31, 2019, investing activities provided $105.7 million of cash, consisting of proceeds from sales and maturities of marketable securities of $210.5 million and $34.2 million from the disposition of RHOFADE, partially offset by purchases of marketable securities of $137.4 million and purchases of equipment of $1.6 million.

During the year ended December 31, 2018, investing activities provided $9.4 million of cash, consisting of proceeds from sales and maturities of marketable securities of $239.4 million, partially offset by purchases of marketable securities of $161.6 million, $67.1 million for the acquisition of RHOFADE, and purchases of equipment of $1.4 million.

During the year ended December 31, 2017, investing activities used $55.7 million of cash, consisting of purchases of marketable securities of $197.3 million, $9.6 million for the acquisition of Confluence and purchases of property and equipment of $1.2 million, partially offset by proceeds from sales and maturities of marketable securities of $152.5 million.

Financing Activities

During the year ended December 31, 2019, financing activities used $30.3 million of cash consisting of $30.0 million for the repayment of our term loan with Oxford and $0.5 million related to finance lease payments, partially offset by $0.2 million of cash received from the exercise of employee stock options.

During the year ended December 31, 2018, financing activities provided $128.3 million of cash and included net proceeds of $100.2 million received from our public offering of common stock in October 2018, $29.9 million of net borrowings pursuant to the Loan Agreement with Oxford, and $0.6 million of cash received from the exercise of employee stock options, partially offset by $1.8 million paid to the former Confluence equity holders as a result of the achievement of a development milestone and $0.6 million of finance lease payments.

During the year ended December 31, 2017, financing activities provided $100.4 million of cash and included $19.3 million of net proceeds received from the sale of common stock under our sales agreement with Cowen in April 2017, $80.9 million of net proceeds received from our public offering of common stock in August 2017, and $0.2 million of cash received from the exercise of employee stock options, partially offset by $0.1 million of finance lease payments for laboratory equipment.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of ATI-450 as a potential treatment for rheumatoid arthritis and other immuno-inflammatory diseases, continue the development of our preclinical compounds, and continue to identify, research and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

As a publicly traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a private company.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that were not applicable to us prior to our IPO.  We expect ongoing compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-

consuming and costly, in particular after we cease to be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, which we expect to occur on December 31, 2020.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K based on our current operating assumptions.  We expect that we will require additional capital to complete the clinical development of ATI-450, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital or generate revenue from transactions with third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Contractual Obligations and Commitments

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029.

We lease laboratory equipment used in our laboratory space in St. Louis, Missouri under two capital lease financing arrangements which have terms through October 2020 and December 2020.

Under the assignment agreement with the Estate of Mickey Miller pursuant to which we acquired intellectual property, we have agreed to pay royalties on sales of ESKATA and related products at rates ranging in low single-digit percentages of net sales, as defined in the agreement.  Under the related finder’s services agreement with KPT Consulting, LLC, we have agreed to make a remaining payment of $3.0 million upon the achievement of a specified commercial milestone.  In addition, we have agreed to pay royalties on sales of ESKATA and related products at a low single-digit percentage of net sales, as defined in the agreement.  In August 2019, we voluntarily discontinued the commercialization of ESKATA in the United States and withdrew the marketing authorizations we had previously received for the product in all countries outside of the United States.

Under the Rigel License Agreement,  we have agreed to make remaining aggregate payments of up to $76.0 million upon the achievement of specified development milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.5 million to Rigel upon the achievement of a second set of development milestones. In addition, in connection with the amendment of the agreement in October 2019, we agreed to pay Rigel an amendment fee of $1.5 million in three installments of $500,000 in January 2020, April 2020 and July 2020. With respect to any products we commercialize under the Rigel License Agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product developed using the licensed JAK inhibitors at a high single digit percentage of annual net sales, subject to specified reductions.

Under the Vixen Agreement, we are obligated to make aggregate payments of up to $18.0 million upon the achievement of specified pre-commercialization milestones for three products covered by the Vixen patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22.5 million upon the achievement of specified commercial milestones for products covered by the Vixen patent rights.  We are also obligated to make an annual payment of $0.1 million through March 2022, which amounts are creditable against any specified future payments that may be paid under the Vixen Agreement.  With respect to any covered products that we commercialize under the Vixen Agreement, we are obligated to pay low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the Vixen Agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Under the Confluence Agreement,  we are obligated to make remaining aggregate payments of up to $75.0 million upon the achievement of specified regulatory and commercialization milestones.  With respect to any covered products we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the Confluence Agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

Recently Issued Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-18, Collaborative Arrangements (Topic 808):  Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  We adopted this standard as of January 1, 2020, the impact of which on our consolidated financial statements was not significant.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification, or ASC, 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  We adopted this standard as of January 1, 2020, the impact of which on our consolidated financial statements was not significant.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  We adopted this standard as of January 1, 2020, the impact of which on our consolidated financial statements was not significant.

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

We adopted the new standard as of January 1, 2019, using the effective date as the date of initial application, and we used the modified retrospective approach.  In addition, we elected the practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease identification and classification.  We also elected the practical expedient to not separate lease and non-lease components, as well as the short-term lease exemption which allowed us to not capitalize leases with terms less than 12 months that do not contain a reasonably certain purchase option.  Our consolidated financial statements have not been updated, and disclosures required by the new standard have not been provided, for periods before January 1, 2019.

The adoption of ASU 2016-02 resulted in us recording additional assets and liabilities of $2.1 million and $2.3 million, respectively, upon adoption on January 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on our consolidated statement of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aclaris Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2020

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018

Assets
Current assets:
Cash, cash equivalents and restricted cash	$35,937	$57,019
Marketable securities	39,078	110,953
Accounts receivable, net	704	563
Inventory	—	—
Prepaid expenses and other current assets	3,118	4,802
Discontinued operations - current assets	4,966	6,162
Total current assets	83,803	179,499
Property and equipment, net	2,470	2,287
Intangible assets	7,199	7,274
Goodwill	—	18,504
Other assets	4,825	332
Discontinued operations - non-current assets	—	67,670
Total assets	$98,297	$275,566
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,917	$11,675
Accrued expenses	7,721	8,088
Current portion of lease liabilities	637	142
Discontinued operations - current liabilities	4,157	7,437
Total current liabilities	22,432	27,342
Other liabilities	3,736	476
Long-term debt	—	29,914
Contingent consideration	1,668	934
Deferred tax liability	549	549
Discontinued operations - non-current liabilities	—	1,227
Total liabilities	28,385	60,442
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at December 31, 2019 and December 31, 2018; 41,485,638 and 41,210,725 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid‑in capital	523,505	507,366
Accumulated other comprehensive loss	(66)	(69)
Accumulated deficit	(453,527)	(292,173)
Total stockholders’ equity	69,912	215,124
Total liabilities and stockholders’ equity	$98,297	$275,566

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Product sales, net	$—	$—	$—
Contract research	4,227	4,651	1,683
Other revenue	—	1,500	—
Total revenue, net	4,227	6,151	1,683

Costs and expenses:
Cost of revenue	4,055	4,329	1,207
Research and development	64,899	60,841	35,804
Sales and marketing	671	170	85
General and administrative	27,156	25,591	18,948
Goodwill impairment	18,504	—	—
Amortization of definite-lived intangible	—	—	—
Total costs and expenses	115,285	90,931	56,044
Loss from operations	(111,058)	(84,780)	(54,361)

Other income (expense), net	(2,484)	2,676	2,070
Loss from continuing operations	(113,542)	(82,104)	(52,291)
Loss from discontinued operations	(47,812)	(50,634)	(18,062)
Loss before income taxes	(161,354)	(132,738)	(70,353)
Income taxes	—	—	(1,830)
Net loss	$(161,354)	$(132,738)	$(68,523)

Net loss per share, basic and diluted	$(3.90)	$(4.03)	$(2.44)
Weighted average common shares outstanding, basic and diluted	41,323,921	32,909,762	28,102,386

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$28	$145	$(121)
Foreign currency translation adjustments	(25)	32	144
Total other comprehensive income	3	177	23
Comprehensive loss	$(161,351)	$(132,561)	$(68,500)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2016	26,059,181	—	260,671	(269)	(90,912)	169,490
Issuance of common stock under the at-the-market sales agreement, net of offering costs of $691	635,000	—	19,311	—	—	19,311
Issuance of common stock in connection with public offering, net of offering costs of $5,352	3,747,602	—	80,918	—	—	80,918
Issuance of common stock in connection with the acquisition of Confluence	349,527		9,675	—	—	9,675
Exercise of stock options and vesting of RSUs	65,195	—	(62)	—	—	(62)
Unrealized loss on marketable securities	—	—	—	(121)	—	(121)
Foreign currency translation adjustment	—	—	—	144	—	144
Stock-based compensation expense	—	—	14,430	—	—	14,430
Net loss	—	—	—	—	(68,523)	(68,523)
Balance at December 31, 2017	30,856,505	—	384,943	(246)	(159,435)	225,262

Issuance of common stock in connection with public offering, net of offering costs of $6,669	9,941,750	—	100,205	—	—	100,205
Issuance of common stock in connection with the Confluence development milestone	253,181	—	2,215	—	—	2,215
Exercise of stock options and vesting of RSUs	159,289	—	(52)	—	—	(52)
Unrealized gain on marketable securities	—	—	—	145	—	145
Foreign currency translation adjustment	—	—	—	32	—	32
Stock-based compensation expense	—	—	20,055	—	—	20,055
Net loss	—	—	—	—	(132,738)	(132,738)
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124

Exercise of stock options and vesting of RSUs	274,913	—	(38)	—	—	(38)
Unrealized gain on marketable securities	—	—	—	28	—	28
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	—	16,177	—	—	16,177
Net loss	—	—	—	—	(161,354)	(161,354)
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(161,354)	$(132,738)	$(68,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,409	1,879	402
Stock-based compensation expense	16,177	20,055	14,430
Change in fair value of contingent consideration	734	1,272	—
Goodwill impairment charge	18,504	—	—
Intangible asset impairment charge	27,638	—	—
Payment of Confluence development milestone	—	(717)	—
Gain on sale of RHOFADE	(1,850)	—	—
Deferred taxes	—	—	(1,837)
Changes in operating assets and liabilities:
Accounts receivable	(809)	(4,380)	—
Inventory	605	102	—
Prepaid expenses and other assets	2,628	(40)	(4,306)
Accounts payable	(3,160)	6,964	4,564
Accrued expenses	(1,967)	6,792	607
Net cash used in operating activities	(96,445)	(100,811)	(54,663)
Cash flows from investing activities:
Purchases of property and equipment	(1,613)	(1,356)	(1,235)
Acquisition of RHOFADE	—	(67,122)	—
Disposition of RHOFADE	34,186	—	—
Acquisition of Confluence, net of cash acquired	—	—	(9,647)
Purchases of marketable securities	(137,385)	(161,598)	(197,337)
Proceeds from sales and maturities of marketable securities	210,491	239,443	152,527
Net cash provided by (used in) investing activities	105,679	9,367	(55,692)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	—	100,205	80,918
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	—	19,311
Proceeds from debt financing, net of issuance costs	—	29,910	—
Repayment of debt	(30,000)	—	—
Payment of Confluence development milestone	—	(1,783)	—
Finance lease payments	(523)	(648)	(78)
Proceeds from the exercise of employee stock options	207	577	235
Net cash (used in) provided by financing activities	(30,316)	128,261	100,386
Net increase (decrease) in cash and cash equivalents	(21,082)	36,817	(9,969)
Cash, cash equivalents and restricted cash at beginning of period	57,019	20,202	30,171
Cash, cash equivalents and restricted cash at end of period	$35,937	$57,019	$20,202
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$124	$161	$274
Operating lease asset recorded as a result of new accounting standard	$2,132	$—	$—
Fair value of stock issued in connection with Confluence development milestone	$—	$2,215	$—
Property and equipment obtained pursuant to finance lease financing arrangements	$—	$2,131	$—
Fair value of stock issued in connection with Confluence acquisition	$—	$—	$9,675
Offering costs included in accounts payable	$—	$210	$20

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In March 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc., and in September 2018, Vixen was dissolved.  In August 2017, Confluence Life Sciences, Inc., now known as Aclaris Life Sciences, Inc. (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company”.  The Company is a physician-led biopharmaceutical company focused on immuno-inflammatory diseases.  The Company currently has a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration (“FDA”) that it is not currently distributing, marketing or selling, and other investigational drug candidates. In September 2019, the Company announced the completion of a strategic review of its business, as a result of which it is refocusing its resources on its immuno-inflammatory development programs. The Company plans to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”), the Company’s non-marketed FDA-approved product.

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  At December 31, 2019, the Company had cash, cash equivalents and marketable securities of $75,015 and an accumulated deficit of $453,527.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.   The Company expects that it will require additional capital to complete the clinical development of ATI-450, to develop its preclinical compounds, and to support its discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.  If the Company is unable to raise sufficient additional capital or generate revenue from transactions with third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its consolidated financial statements are issued.  As of the report date, the Company believes the actions described below are probable of being implemented effectively and of alleviating the conditions or events that exist which raise substantial doubt about its ability to continue as a going concern within one year after the date of the issuance of these consolidated financial statements.   The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these consolidated financial statements.

The Company has taken a number of actions to support its operations and meet its liquidity needs.  In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA.   As a result of this decision, the Company restructured its operations and terminated employees, some of which are occurring through termination dates into 2020, which will result in lower operating costs in the future. In October 2019, the Company sold the worldwide rights to RHOFADE to further its focus on its development programs and improve cash flow.

The Company’s plans to further alleviate the substantial doubt about its going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include its ability to control the timing and spending on its research and development programs.  The Company may also consider other plans to fund its operations including: (1) raising additional capital through debt or equity financings; (2) identification of third-party partners to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA, which may generate revenue and/or milestone payments; (3) reducing spending on one or more research and development programs by delaying or discontinuing development; and/or (4) further restructuring its operations to change its overhead structure. Finally, additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, Confluence, ATIL and Vixen.  All significant intercompany transactions have been eliminated.  Based upon the revenue from contract research services, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the consolidated statement of operations.

Discontinued Operations

In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to actively seek partners for its commercial products.  The Company also announced a plan to terminate 86 employees (see Note 17).

The accompanying consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to the Company’s commercial products as discontinued operations (see Note 18).  The accompanying consolidated financial statements are generally presented in conformity with the Company’s historical format, even in certain situations where reclassifications to discontinued operations have resulted in $0 values being presented.  The Company believes this format provides comparability with its previously filed financial statements.

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

Product Sales, net

The Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) and ESKATA (hydrogen peroxide) Topical Solution, 40% (w/w) (“ESKATA”) during the years ended December 31, 2019 and 2018 to a limited number of wholesalers in the United States (collectively, its “Customers”).  These Customers subsequently resold the Company’s products to pharmacies and health care providers.  In addition to distribution agreements with Customers, the Company entered into, or was subject to, arrangements with third-party payors, including pharmacy benefit managers and government agencies, as well as group purchasing organizations (“GPOs”), which provided for government mandated or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s commercial products.  The Company discontinued selling ESKATA in August 2019.  The Company sold the worldwide rights to RHOFADE in October 2019 (see Note 3).  Product sales, net has been reclassified to discontinued operations for all periods presented.

The Company recognized revenue from product sales at the point the Customer obtained control of the product, which generally occurred upon delivery.  The Company also included estimates of variable consideration in the same period revenue was recognized.  Components of variable consideration include trade discounts and allowances, product returns, government rebates, discounts and rebates, other incentives such as patient co-pay assistance, and other fee for service amounts.  Variable consideration was recorded on the consolidated balance sheet as either a reduction of accounts receivable, if payable to a Customer, or as a current liability, if payable to a third party other than a Customer.  The Company considered all relevant information when estimating variable consideration such as contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  The amount of net revenue that can be recognized is constrained by estimates of variable consideration which are included in the transaction price.  Payment terms with Customers did not exceed one year and, therefore, the Company did not account for a financing component in its arrangements.  The Company expensed incremental costs of obtaining a contract with a Customer, including sales commissions, when incurred as the period of benefit was less than one year.

Trade Discounts and Allowances - The Company provided Customers with trade discounts, rebates, allowances and/or other incentives.  The Company recorded estimates for these items as a reduction of revenue in the same period the revenue was recognized.

Government and Payor Rebates - The Company contracted with, or was subject to arrangements with, certain third-party payors, including pharmacy benefit managers and government agencies, for the payment of rebates with respect to utilization of its commercial products.  The Company also entered into agreements with GPOs that provided for administrative fees and discounted pricing in the form of volume-based rebates.  The Company was also subject to discount and rebate obligations under state Medicaid programs and Medicare.  The Company recorded estimates for these discounts and rebates as a reduction of revenue in the same period the revenue was recognized.

Other Incentives - The Company maintained a co-pay assistance program which was intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by third-party payors.  The Company estimated and recorded accruals for these incentives as a reduction of revenue in the period the revenue was recognized.   The Company estimated amounts for co-pay assistance based upon the number of claims and the cost per claim that the Company expected to receive associated with product that had been sold to Customers but remained in the distribution channel at the end of each reporting period.

Product Returns - Consistent with industry practice, the Company has a product returns policy for RHOFADE that provides Customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The right of return lapses upon shipment of the product to a patient.  The Company recorded an estimate for the amount of its products which may be returned as a reduction of revenue in the period the related revenue was recognized. The Company’s estimate for product returns was based upon available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel.  There is no return liability associated with sales of ESKATA as the Company had a no returns policy for ESKATA when it was commercialized.

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

The Company has also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health (“NIH”).  During the year ended December 31, 2018, the Company had two active grants from NIH which were related to early-stage research.  As of December 31, 2019, there were no remaining funds available to the Company under the grants.  The Company recognizes revenue related to grants as amounts become reimbursable under each grant, which is generally when research is performed, and the related costs are incurred.

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

Milestone Payments –  At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the amount allocated to the license of intellectual property.  Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.  Cash equivalents, which have consisted of money market accounts, commercial paper and corporate debt securities with original maturities of less than three months, are stated at fair value.  Restricted cash as of December 31, 2019 included $1,750 placed in escrow pursuant to the asset purchase agreement with EPI Health, LLC (“EPI Health”) (see Note 3).

Marketable Securities

Marketable securities with original maturities of greater than three months and remaining maturities of less than one year from the balance sheet date are classified as short-term. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term.

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

Inventory

Inventory includes the third-party cost of manufacturing and assembly of finished product, quality control and other overhead costs.  Inventory is stated at the lower of cost or net realizable value.  Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  The Company had $0 and $791 of inventory as of December 31, 2019 and 2018, respectively, which was comprised primarily of finished goods and has been reclassified to discontinued operations for all periods presented.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows.

Intangible Assets

Intangible assets include both definite-lived and indefinite-lived assets.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up.  If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Definite-lived intangible assets consist of a research technology platform the Company acquired through the acquisition of Confluence.  Prior to the disposition in 2019, definite-lived intangible assets also included the intellectual property rights related to RHOFADE.  Indefinite-lived intangible assets consist of an in-process research and development (“IPR&D”) drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D is either amortized over its estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

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

During the year ended December 31, 2019, the Company performed an impairment analysis of the RHOFADE intangible asset due to its decision to discontinue commercial operations and actively seek a commercialization partner for RHOFADE.  The Company’s impairment analysis, which primarily utilized a market-participant’s indication of fair value, resulted in a fair value for the RHOFADE intangible asset which was less than its carrying value.  As a result, the Company recorded an impairment charge of $27,638, which is included in discontinued operations on the consolidated statement of operations, to adjust the carrying value of the RHOFADE intangible asset to its net realizable value (see Note 3).

Goodwill

Goodwill is not amortized, but rather is subject to testing for impairment at least annually, which the Company performs either during the fourth quarter or when indicators of an impairment are present.  The Company considers each of its operating segments, therapeutics and contract research, to be a reporting unit since this is the lowest level for which discrete financial information is available.  The Company attributed the full amount of the goodwill acquired with Confluence, or $18,504, to the therapeutics segment.  The annual impairment test performed by the Company is a qualitative assessment based upon current facts and circumstances related to operations of the therapeutics segment.  If the qualitative assessment indicates an impairment may be present, the Company would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, the Company performed an impairment analysis due to the decline in its stock price, which was considered a triggering event to evaluate goodwill for impairment.  The Company’s impairment analysis, using a market approach, noted that its stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, the Company recorded an impairment charge of $18,504, the full balance of goodwill.

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

The Company recognizes assets and liabilities for leases at their inception based upon the present value of all payments due under the lease.  The Company uses an implicit interest rate to determine the present value of finance leases, and its incremental borrowing rate to determine the present value of operating leases.  The Company determines incremental borrowing rates by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease.  The Company recognizes expense for operating and finance leases on a straight-line basis over the term of each lease, and interest expense related to finance leases is recognized over the lease term based on the effective interest method.  The Company includes estimates for any residual value guarantee obligations under its leases in lease liabilities recorded on its consolidated balance sheet.

Right-of-use assets are included in other assets and property and equipment, net on the Company’s consolidated balance sheet for operating and finance leases, respectively.  Obligations for lease payments are included in current portion of lease liabilities and other liabilities on the Company’s consolidated balance sheet for both operating and finance leases.

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

Segment Reporting

Operating segments are components of a company for which separate financial information is available and evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources.  The Company has two reportable segments, therapeutics and contract research, which are primarily based on its operating segments and operating results used to assess performance.  The therapeutics segment is focused on immuno-inflammatory diseases.  The contract research segment is focused on providing laboratory services to pharmaceutical and biotech companies looking to supplement their research and development efforts with difficult-to-execute specialty skills and programs.  The Company does not allocate assets by segment.

Recently Issued Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company adopted this standard as of January 1, 2020, the impact of which on its consolidated financial statements was not significant.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  The Company adopted this standard as of January 1, 2020, the impact of which on its consolidated financial statements was not significant.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  The Company adopted this standard as of January 1, 2020, the impact of which on its consolidated financial statements was not significant.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with nonemployees except for specific guidance on option pricing model inputs and cost attribution.  ASU 2018-07 is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that year.  The Company adopted the provisions of this standard as of January 1, 2019, the impact of which on its consolidated financial statements was not significant.

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

The Company adopted the new standard as of January 1, 2019, using the effective date as the date of its initial application, and used the modified retrospective approach.  In addition, the Company elected the practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease identification and classification.  The Company also elected the practical expedient to not separate lease and non-lease components, as well as the short-term lease practical expedient which allowed the Company to not capitalize leases with terms less than 12 months that do not contain a reasonably certain purchase option.  The Company’s consolidated financial statements have not been restated, and disclosures required by the new standard have not been provided, for periods before January 1, 2019.

The adoption of ASU 2016-02 resulted in the Company recording additional assets and liabilities of $2,132 and $2,317, respectively, upon adoption on January 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statement of operations or cash flows.

3. RHOFADE

Disposition - Asset Purchase Agreement with EPI Health, LLC

In October 2019, the Company entered into an asset purchase agreement with EPI Health pursuant to which the Company sold the worldwide rights to RHOFADE, which included the assignment of certain licenses for related intellectual property assets (the “Disposition”).

Pursuant to the asset purchase agreement, EPI Health paid the Company an upfront payment of $35,000  ($1,750 of which was placed in escrow) and $200 for inventory.  In addition, EPI Health has agreed to pay the Company (i) potential sales milestone payments of up to $20,000 in the aggregate upon the achievement of specified levels of net sales of products as defined in the asset purchase agreement, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United States,  such royalty shall be paid until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  Finally, EPI Health agreed to assume the Company’s obligation to pay specified royalties and milestone payments under its existing agreements with Allergan Sales, LLC (“Allergan”), Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.

Acquisition – Asset Purchase Agreement with Allergan Sales, LLC

In November 2018, the Company acquired the worldwide rights to RHOFADE, which included an exclusive license to certain intellectual property, from Allergan pursuant to an asset purchase agreement.  The Company paid Allergan upfront cash consideration of $66,100.  In addition, the Company agreed to pay Allergan specified royalties, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments, on a country-by-country basis until the date that the patent rights related RHOFADE have expired or, if later, November 30, 2028.  The Company also agreed to assume the obligation to pay specified royalties and milestone payments under agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.

The acquisition of RHOFADE was accounted for as an asset acquisition in accordance with FASB ASC 805-50, rather than as a business combination.  As an asset acquisition, the cost to acquire a group of assets is allocated to the individual assets acquired or liabilities assumed based on their relative fair values.  The relative fair values of identifiable tangible and intangible assets assumed from the acquisition of RHOFADE were based on estimates of fair value using assumptions that the Company believes were reasonable.  The Company accounted for the acquisition of RHOFADE as an asset acquisition because substantially all of the fair value of the assets acquired was concentrated in a single asset, the RHOFADE product rights.  ASC 805-10-55-5A, which sets forth a screen test, provides that if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the assets acquired are not considered to be a business.

The following table summarizes the fair value of assets acquired in the acquisition of RHOFADE:

Inventory	$893
Intangible assets, net	66,229
Total assets acquired	$67,122

The fair value of finished goods inventory acquired was estimated using net selling price less the costs of disposal and a reasonable profit for the disposal efforts.  Raw material was valued at current replacement cost, which approximated the seller’s carrying value.  The intangible asset for the RHOFADE product rights was being amortized on a straight-line basis over a period of 10 years.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,277	$—	$—	$21,277
Marketable securities	—	39,078	—	39,078
Total assets	$21,277	$39,078	$—	$60,355

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,668	$1,668
Total liabilities	$—	$—	$1,668	$1,668

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$49,766	$4,992	$—	$54,758
Marketable securities	—	110,953	—	110,953
Total assets	$49,766	$115,945	$—	$165,711

Liabilities:
Acquisition-related contingent consideration	$—	$—	$934	$934
Total liabilities	$—	$—	$934	$934

As of December 31, 2019 and 2018, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund and commercial paper, which were valued based upon Level 1 inputs.  As of December 31, 2019 and 2018, the Company’s marketable securities consisted of investments with maturities of more than three months and included commercial paper, corporate debt and government obligations, which were valued based upon Level 2 inputs. In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third‑party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third‑party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided. The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the years ended December 31, 2019 and 2018, there were no transfers between Level 1,  Level 2 and Level 3.  The change in acquisition-related contingent consideration of $734 during the year ended December 31, 2019 was the result of updates to the Company’s assumptions as a result of the filing of an Investigational New Drug Application (“IND”) for ATI-450 during the year ended December 31, 2019.

As of December 31, 2019 and 2018, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$7,815	$2	$—	$7,817
Commercial paper	15,129	—	—	15,129
Asset-backed securities	8,004	4	—	8,008
U.S. government agency debt securities	8,126	1	(3)	8,124
Total marketable securities	$39,074	$7	$(3)	$39,078

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$5,030	$—	$(14)	$5,016
Commercial paper	67,159	—	—	67,159
Asset-backed securities	21,745	—	(8)	21,737
U.S. government agency debt securities	17,044	—	(3)	17,041
Total marketable securities	$110,978	$—	$(25)	$110,953

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2019	2018
Computer equipment	$1,315	$1,292
Finance lease right-of-use assets	435	—
Manufacturing equipment	—	604
Lab equipment	1,250	1,068
Furniture and fixtures	647	313
Leasehold improvements	889	332
Property and equipment, gross	4,536	3,609
Accumulated depreciation	(2,066)	(1,322)
Property and equipment, net	$2,470	$2,287

Depreciation expense was $1,511,  $1,248 and $370 for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	December 31,	December 31,	December 31,	December 31,
	Life (years)	2019	2018	2019	2018
Other intangible assets	7.6	751	751	181	106
Total definite-lived intangible assets		751	751	181	106
IPR&D	na	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$181	$106

Amortization expense was $75,  $75 and $31 for the years ended December 31, 2019, 2018 and 2017 respectively.

As of December 31, 2019, estimated future amortization expense is as follows:

Year Ending December 31,
2020	$75
2021	75
2022	75
2023	75
2024	75
Thereafter	195
Total	$570

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2019	2018
Employee compensation expenses	$3,321	$4,948
Research and development expenses	2,857	1,437
Professional fees	168	1,123
Other	1,375	580
Total accrued expenses	$7,721	$8,088

8. Debt

Loan and Security Agreement – Oxford Finance LLC

In October 2018, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”).  The Loan Agreement provided for up to $65,000 in term loans (the “Term Loan Facility”).  Of the $65,000, the Company borrowed $30,000 in October 2018.  In October 2019, the Company repaid in full the $30,000 that was outstanding under the Loan Agreement, together with all accrued and unpaid interest and fees.

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

9. Stockholders’ Equity

Preferred Stock

As of December 31, 2019 and 2018, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2019 and 2018.

Common Stock

As of December 31, 2019 and 2018, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through December 31, 2019.

At-The-Market Facility

In November 2016, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which Cowen acted as an agent in connection with sales of the Company’s common stock from time to time under an “at-the-market” equity facility.  In April 2017, the Company sold 635,000 shares of common stock at a weighted average price per share of $31.50, for aggregate gross proceeds of $20,003.  The Company incurred expenses of $691 in connection with the shares issued under the at-the-market sales agreement.  In October 2018, the Company terminated the at-the-market sales agreement with Cowen without having sold any additional shares of common stock.

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

10. Stock‑Based Awards

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The only employees eligible to receive grants of awards under the 2017 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2017 Inducement Plan the Company was permitted to grant up to 1,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock awards.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan.  The 2015 Plan became effective in connection with the Company’s IPO.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock.  The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of December 31, 2019, 817,586 shares remained available for grant under the 2015 Plan.  As of January 1, 2020, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,451,997 shares.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted a total of 1,140,524 stock options under the 2012 Plan, of which 745,735 and 984,761 were outstanding as of December 31, 2019 and 2018, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.  As required, the exercise price for the stock options granted under the 2012 Plan was not less than the fair value of common shares as determined by the Company as of the date of grant.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended
	December 31,
	2019	2018	2017
Risk-free interest rate	2.27%	2.66%	1.93%
Expected term (in years)	6.2	6.3	6.2
Expected volatility	99.36%	96.78%	94.19%
Expected dividend yield	0%	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeiture in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2019, 2018 and 2017:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2016	2,702,350		$18.94	9.05	$24,434
Granted	790,100		26.21
Exercised	(36,738)		6.40
Forfeited and cancelled	(126,955)		22.05
Outstanding as of December 31, 2017	3,328,757		$20.69	8.28	$19,812
Granted	1,459,800		20.97
Exercised	(59,450)		9.70
Forfeited and cancelled	(447,026)		24.62
Outstanding as of December 31, 2018	4,282,081		$20.53	7.91	$2,404
Granted	44,500		5.75
Exercised	(142,779)		1.33
Forfeited and cancelled	(1,081,581)		23.01
Outstanding as of December 31, 2019	3,102,221		$20.33	6.55	$148
Options vested and expected to vest as of December 31, 2019	3,102,221		$20.33	6.55	$148
Options exercisable as of December 31, 2019	2,143,889	(1)	$19.48	5.93	$148

(1)

All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of December 31, 2019.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $4.63, $16.55 and $20.28 per share, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2019, 2018 and 2017.

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share

Outstanding as of December 31, 2016	219,614	$27.43
Granted	117,883	26.27
Vested	(40,705)	26.89
Forfeited and cancelled	(13,239)	27.53
Outstanding as of December 31, 2017	283,553	$27.02
Granted	552,060	19.03
Vested	(140,497)	27.22
Forfeited and cancelled	(68,709)	23.65
Outstanding as of December 31, 2018	626,407	$20.30
Granted	3,650,942	3.56
Vested	(173,444)	21.31
Forfeited and cancelled	(510,990)	10.63
Outstanding as of December 31, 2019	3,592,915	$4.62

Stock‑Based Compensation

Stock‑based compensation expense included in total costs and expenses on the consolidated statement of operations included the following:

	Year Ended
	December 31,
	2019	2018	2017
Cost of revenue	$703	$766	$211
Research and development	5,091	6,480	5,471
Sales and marketing	—	—	—
General and administrative	10,288	9,317	6,897
Total stock-based compensation expense	$16,082	$16,563	$12,579

As of December 31, 2019, the Company had unrecognized stock‑based compensation expense for stock options and RSUs of $13,150 and $12,195, respectively, which is expected to be recognized over weighted average periods of 1.81 years and 2.35 years, respectively.

11. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Year Ended
	December 31,
	2019	2018	2017
Numerator:
Net loss	$(161,354)	$(132,738)	$(68,523)
Denominator:
Weighted average shares of common stock outstanding	41,323,921	32,909,762	28,102,386
Net loss per share, basic and diluted	$(3.90)	$(4.03)	$(2.44)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share.  Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.  All share amounts presented in the table below represent the total number outstanding as of December 31 of each year.

	December 31,
	2019	2018	2017
Options to purchase common stock	3,102,221	4,282,081	3,328,757
Restricted stock unit awards	3,592,915	626,407	283,553
Total potential shares of common stock	6,695,136	4,908,488	3,612,310

12. Leases

The Company has operating leases for office space and laboratory facilities, and finance leases for its laboratory equipment.   As a result of the Company’s decision to actively seek partners for its commercial products (see Note 3), the Company terminated the finance leases for its fleet vehicles and recognized a loss on lease termination of $248 during the year ended December 31, 2019.  The components of lease expense were as follows:

Year Ended
December 31,
2019
Operating lease expense	$808

Finance Leases:
Amortization of right-to-use assets	$443
Interest expense	87
Total finance lease expenses	$530

Rent expense was $987,  $886 and $946 for the years ended December 31, 2019, 2018 and 2017, respectively, which was recognized on a straight-line basis over the term of the lease.

Operating Leases

Agreements for Office Space

In November 2017, the Company entered into a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania.  The sublease has a term that runs through October 2023.  If for any reason the lease between Chesterbrook

Partners, LP (“Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate.

In February 2019, the Company entered into a sublease agreement with a third party for 21,056 square feet of office and laboratory space in St. Louis, Missouri.  The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

December 31,
Operating Leases:	2019
Gross cost	$5,213
Accumulated amortization	(480)
Operating lease right-of-use assets	$4,733

Other current liabilities	$526
Other liabilities	3,548
Total operating lease liabilities	$4,074

Finance Leases

Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017.  The leases have terms which end in October 2020 and December 2020, respectively.

Fleet Vehicles

The Company leased automobiles for its sales force and other field-based employees under the terms of a master lease agreement with a third party.  The lease term for each automobile began on the date the Company took delivery and continued for a period of four years.  The Company returned all leased vehicles during the year ended December 31, 2019.

Supplemental balance sheet information related to finance leases is as follows:

December 31,
Finance Leases:	2019
Property and equipment, gross	$435
Accumulated depreciation	(322)
Property and equipment, net	$113

Other current liabilities	$111
Other liabilities	21
Total finance lease liabilities	$132

Supplemental information related to operating and finance leases is as follows:

Year Ended
December 31,
Supplemental Cash Flow Lease Information:	2019
Operating cash flows from operating leases	$755
Operating cash flows from finance leases	87
Financing cash flows from finance leases	523

Leased assets obtained in exchange for new operating lease liabilities	$3,060

Weighted-Average Remaining Lease Term (in years):
Operating leases	6.79
Finance leases	0.91

Weighted-Average Discount Rate:
Operating leases	10.10%
Finance leases	10.00%

Future minimum lease payments under operating and finance lease agreements are as follows:

	Operating	Finance
Year Ending December 31,	Leases	Leases
2020	$909	$116
2021	934	—
2022	959	—
2023	877	—
2024	354	—
Thereafter	1,670	—
Total undiscounted lease payments	5,703	116
Less: unrecognized interest	(1,629)	(5)
Total lease liability	$4,074	$111

The undiscounted lease payments presented in the table above are consistent with the future minimum lease payments disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2019 under the prior lease guidance, with the exception of the undiscounted lease payments related to leased vehicles, which were returned during the year ended December 31, 2019.

13. Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted on December 22, 2017 and became effective January 1, 2018. The TCJA made significant changes to U.S. tax law, including lowering U.S. corporate income tax rates, implementing a territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and modifying the taxation of other income and expense items.

The TCJA reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its deferred tax liabilities, net as of December 31, 2017.  The impact of revaluation of the deferred tax liabilities, net was $18,507 of income tax expense, which was more than offset by a reduction in the valuation allowance of $20,344 resulting in a net impact of a $1,837 tax benefit.  The net tax benefit recorded was primarily the result of tax law changes which impacted the deferred tax liability the Company recorded for

IPR&D related to the acquisition of Confluence.  Under GAAP, IPR&D is an indefinite-lived intangible that is capitalized on the balance sheet, but which does not have a cost basis under U.S. tax law.

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

During the years ended December 31, 2019,  2018 and 2017, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. operations	$(161,192)	$(132,473)	$(63,665)
Foreign operations	(162)	(265)	(6,688)
Loss before income taxes	$(161,354)	$(132,738)	$(70,353)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	(21.0)%	(21.0)%	(34.0)%
State taxes, net of federal benefit	(6.6)	(3.5)	(9.7)
Research and development tax credits	(1.5)	(2.1)	(1.1)
Permanent differences	3.0	0.8	0.4
Foreign rate differential	—	—	1.7
Change in deferred tax asset valuation allowance	26.2	25.7	17.4
Impact of U.S. tax reform	—	—	22.7
Effective income tax rate	0.1%	(0.1)%	(2.6)%

Deferred tax liabilities, net consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$90,298	$57,426
Capitalized start-up costs	6,904	6,954
Research and development tax credit carryforwards	7,417	5,038
Capitalized research and development expense	4,456	2,843
Stock‑based compensation expense	12,973	9,037
Accrued compensation	588	923
Inventory	—	271
Other	618	683
Total deferred tax assets	123,254	83,175
Deferred tax liabilities:
Property and equipment	(206)	(674)
Intangible asset	(1,741)	(1,735)
Section 481(a) adjustment	—	—
Other	(890)	(330)
Total deferred tax liabilities	(2,837)	(2,739)
Valuation allowance	(120,966)	(80,985)
Deferred tax liabilities, net	$(549)	$(549)

As of December 31, 2019, the Company had federal and state net operating loss (“NOL”) carryforwards of $326,113 and $338,822, respectively, which will begin to expire in 2032.  As of December 31, 2019, the Company also had federal research and development tax credit carryforwards of $7,323 which will begin to expire in 2032, and state research and development tax credit carryforwards of $118 which will begin to expire in 2022. The Company also has $1,675 of loss carryforwards in the United Kingdom which can be carried forward indefinitely. Utilization of the NOLs and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2018.  Although the Company has experienced Section 382 ownership changes since 2012, the Company has concluded that it should have sufficient ability to utilize NOLs accumulated during the periods tested.  The Company has not yet determined if a Section 382 ownership change has occurred during the year ended December 31, 2019, or for Confluence prior to the acquisition.  In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets.  The Company considered its history of cumulative net losses incurred since inception, its lack of substantial revenue generated to date, and its forecasted future operating losses and concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets.  Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018.  The Company evaluates positive and negative evidence of its ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 related primarily to the increases in NOLs, capitalized start-up costs, and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance at beginning of year	$(80,985)	$(46,878)	$(30,726)
Decreases recorded as benefit to income tax provision	—	—	—
Increases resulting from the acquisition of Confluence	—	—	(4,176)
Increases recorded to income tax provision	(39,981)	(34,107)	(11,976)
Valuation allowance as of end of year	$(120,966)	$(80,985)	$(46,878)

During the year ended December 31, 2017, the Company recorded uncertain tax benefits related to tax positions from the acquired Confluence business, which were settled during the year ended December 31, 2018.  The following table summarizes the changes in the Company’s unrecognized tax benefits:

	Year ended December 31,
	2019	2018	2017
Unrecognized tax benefits at beginning of year	$—	$43	$—
Increases related to prior year tax provisions	—		43
Decreases related to prior year tax provisions	—	(43)	—
Increases related to current year tax provisions	—	—	—
Unrecognized tax benefits as of end of year	$—	$—	$43

The total amount of unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate were $0 as of December 31, 2019 and 2018. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statement of operations and comprehensive loss.  During each of the years ended December 31, 2019, 2018 and 2017, the Company recognized expense (benefit) of $0,  $0 and $3, respectively, related to interest and penalties.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2012 to the present.  All open years may be examined to the extent that tax credit or NOLs are used in future periods.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

14. Related Party Transactions

NeXeption, Inc.

In August 2013, the Company entered into a sublease agreement with NeXeption, Inc. ("NeXeption"), which was subsequently assigned to NST Consulting, LLC, a wholly-owned subsidiary of NST, LLC.  In November 2017, the Company terminated the sublease with NST Consulting, LLC effective March 31, 2018.  The Company paid $590 to NST Consulting, LLC, which amount represented accelerated rent payments.  The Company recorded a one-time charge of $506 in the year ended December 31, 2017 which is included in general and administrative expenses in the consolidated statement of operations.  Total payments made under the sublease during the years ended December 31, 2019, 2018 and 2017, were $0,  $570 and $318, respectively.

In February 2014, the Company entered into a services agreement with NST, LLC (the “NST Services Agreement”), pursuant to which NST, LLC provided certain pharmaceutical development, management and other administrative services to the Company.  The NST Services agreement was subsequently assigned by NST, LLC to NST Consulting, LLC.  Under the same agreement the Company also provided services to another company under common control with the Company and NST Consulting, LLC and was reimbursed by NST, LLC for those services.  In November 2017, the Company terminated the NST Services Agreement effective December 31, 2017.  During the years ended December 31, 2019, 2018 and 2017, the Company incurred $0, $0 and $208 of net expenses for services provided by NST Consulting, LLC under the NST Services Agreement.  The Company had no amounts payable to NST Consulting, LLC under the NST Services Agreement as of either December 31, 2019 or 2018.

Mr. Stephen Tullman, the former chairman of the Company’s board of directors, is an executive officer of NeXeption and is also the manager of NST Consulting, LLC and NST, LLC, and certain of the Company’s executive officers are and have been members of entities affiliated with NST, LLC.

Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.

In November 2018, the Company acquired RHOFADE, including an exclusive license to certain intellectual property for RHOFADE as well as additional intellectual property, from Allergan pursuant to the terms of an asset purchase agreement.

Pursuant to the asset purchase agreement, the Company agreed to assume the obligation to pay specified royalties and milestone payments under agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.  Certain current and former members of the Company’s management team and board of directors are former holders of equity interests in Vicept Therapeutics, Inc. and Aspect Pharmaceuticals, LLC.  In such capacities, these individuals may have been entitled to receive a portion of the potential future payments payable by the Company.    In October 2019, the Company sold the worldwide rights to RHOFADE to EPI Health, who agreed to assume the Company’s obligation to pay the royalties and milestone payments under its existing agreements with Aspect Pharmaceuticals, LLC and Vicept Therapeutics, Inc.  The Company incurred an aggregate expense of $611, $51 and $0 related to royalty payments under these agreements during the years ended December 31, 2019, 2018 and 2017, respectively (see Note 3).

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with Mallinckrodt, LLC, a subsidiary of Mallinckrodt plc, in November 2018, pursuant to which Confluence provides laboratory services to Mallinckrodt in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.   During the years ended December 31, 2019 and 2018, the Company recorded revenue of  $97 and $0, respectively, from Mallinckrodt under the master services agreement.  Mr. Reasons had no financial interest in this transaction.

15. Agreements Related to Intellectual Property

Asset Purchase Agreement – Allergan Sales, LLC

In November 2018, the Company acquired RHOFADE from Allergan pursuant to an asset purchase agreement.  The Company agreed to pay Allergan specified royalties, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments, on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, November 30, 2028.  The Company incurred royalties earned by Allergan under the asset purchase agreement of $1,359,  $114 and $0 during the years ended December 31, 2019, 2018 and 2017, respectively.  The Company also agreed to pay Allergan a one-time payment of $5,000 upon the achievement of a specified development milestone related to the potential development of an additional dermatology product.  In October 2019, the Company sold the worldwide rights to RHOFADE to EPI Health, which agreed to assume the obligation to pay the royalties and milestone payments under the asset purchase agreement (see Note 3).

Agreement and Plan of Merger - Confluence

In August 2017, the Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”).  In November 2018, the Company achieved a development milestone specified in the Confluence Agreement which was comprised of $2,500 in cash and 253,208 shares of its common stock with a fair value of $2,200.  The Company also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75,000, based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, the Company agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any incremental consideration (in excess of the development and milestone payments described above) received from such sale, license or transfer in specified circumstances.

License and Collaboration Agreement – Rigel Pharmaceuticals, Inc.

In August 2015, the Company entered into an exclusive, worldwide license and collaboration agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for the development and commercialization of products containing two specified JAK inhibitors, which the Company refers to as ATI-501 and ATI-502.  Under the agreement, the Company agreed to make aggregate payments of up to $80,000 upon the achievement of specified development milestones.  During the year ended December 31, 2019, the Company made a milestone payment of $4,000 to Rigel upon the achievement of a specified development milestone which is included in research and development expenses on the Company’s consolidated statement of operations.  With respect to any products the Company commercializes under the agreement, the Company will pay Rigel quarterly tiered royalties on its annual net sales of each product at a high single‑digit percentage of annual net sales, subject to specified reductions, until the date that all of the patent rights for that product have expired, as determined on a country‑by‑country and product‑by‑product basis or, in specified countries under specified circumstances, ten years from the first commercial sale of such product.

In connection with the amendment of the agreement in October 2019, the Company agreed to pay Rigel an amendment fee of $1,500 in three installments of $500 in January 2020, April 2020 and July 2020, which is included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2019.  In addition, the parties modified certain other development milestones, and the Company agreed to increase the potential payments payable upon the achievement of such milestones from $10,000 to $10,500 in the aggregate.

License, Development and Commercialization Agreement - Cipher Pharmaceuticals Inc.

In April 2018, the Company entered into an exclusive license agreement with Cipher Pharmaceuticals Inc. (“Cipher”) for the rights to obtain regulatory approval of and commercialize A-101 40% Topical Solution, which the Company marketed under the brand name ESKATA in the United States, in Canada for the treatment of seborrheic keratosis.  The Company received an upfront payment of $1,000 upon signing of the agreement with Cipher and $500 upon the achievement of a specified regulatory milestone, both of which are included in other revenue in the Company’s consolidated statement of operations for the year ended December 31, 2018.  In September 2019, the Company and Cipher mutually terminated the exclusive license agreement.

Assignment Agreement - Estate of Mickey Miller and

Finder’s Services Agreement - KPT Consulting, LLC

In August 2012, the Company entered into an assignment agreement with the Estate of Mickey Miller (the “Miller Estate”) under which the Company acquired some of the intellectual property rights covering A-101 45% Topical Solution and ESKATA. In connection with obtaining the assignment of the intellectual property from the Miller Estate, the Company also entered into a separate finder’s services agreement with KPT Consulting, LLC.  Under the terms of the finder’s services agreement, the Company made a milestone payment of $1,000 upon the achievement of a specified regulatory milestone in April 2017, and a milestone payment of $1,500 upon the achievement of a specified commercial milestone in May 2018.  The payments were recorded as general and administrative expenses in the Company’s consolidated statement of operations.

Under the finder’s services agreement the Company is obligated to make an additional milestone payment of $3,000 upon the achievement of a specified commercial milestone.  Under each of the assignment agreement and the finder’s services agreement, the Company is obligated to pay royalties on sales of ESKATA and any related products, at low single-digit percentages of net sales, subject to reduction in specified circumstances.  The Company incurred an aggregate expense of $14, $112 and $0 related to royalty payments under these agreements during the years ended December 31, 2019, 2018 and 2017, respectively.  Both agreements will terminate upon the expiration of the last pending, viable patent claim of the patents acquired under the assignment agreement, but no sooner than 15 years from the effective date of the agreements.

Stock Purchase Agreement - Vixen Pharmaceuticals, Inc. and License Agreement - Columbia University

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

The Company is obligated to make aggregate payments of up to $18,000 to the Selling Stockholders upon the achievement of specified pre-commercialization milestones for three products covered by the Vixen patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22,500 upon the achievement of specified commercial milestones for products covered by the Vixen patent rights.  With respect to any covered products that the Company commercializes under the Vixen Agreement, the Company is obligated to pay low single-digit royalties on net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product. If the Company sublicenses any of Vixen’s patent rights and know-how acquired pursuant to the Vixen Agreement, the Company will be obligated to pay a portion of any consideration the Company receives from such sublicenses in specified circumstances.

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

16. Retirement Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 100% of employee contributions to the 401(k) Plan up to 4% of the employee’s earnings, subject to certain limitations.  Company contributions under the 401(k) Plan were $740,  $662, and $270 for the years ended December 31, 2019, 2018 and 2017, respectively.

17. Restructuring Charges

In September 2019, the Company announced the completion of a strategic review and its decision to refocus on its immuno-inflammatory development programs and to actively seek partners for its commercial products.  As a result, the Company terminated 63 employees (“terminated employees”) and gave notice to an additional 23 employees (“noticed employees”) who were asked to provide transition services through termination dates ranging between 4 to 10 months from the date notice was given.  The terminated employees were entitled to receive cash severance payments as well as cash payments in lieu of sixty days’ notice required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”).  The noticed employees are entitled to receive one-time cash severance payments which are not contingent upon providing additional services to the Company.  In addition, certain noticed employees can earn retention bonuses if they continue to be employed by the Company through certain termination dates.  The Company recorded a restructuring charge for the one-time severance and WARN Act payments, which was triggered immediately upon either terminating or giving notice to the impacted employees.  The Company is expensing the cost of retention bonuses for noticed employees over their respective service terms.  During the year ended December 31, 2019, the Company recognized aggregate expenses of $2,748 and made payments of $2,316 related to termination benefits for employees explained above.  The Company committed to paying up to $339 for contingent retention bonuses, of which $208 was accrued, as of December 31, 2019.

18. Discontinued Operations

The components of loss from discontinued operations as reported in the Company’s consolidated statement of operations were as follows:

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Product sales, net	$13,896	$3,940	$—
Total revenue, net	13,896	3,940	—

Costs and expenses:
Cost of revenue (excludes amortization)	4,522	1,969	—
Research and development	503	2,168	3,986
Sales and marketing	23,112	47,827	13,684
General and administrative	2,929	2,058	392
Intangible asset impairment	27,638	—	—
Amortization of definite-lived intangible	4,426	552	—
Total costs and expenses	63,130	54,574	18,062
Loss from discontinued operations	(49,234)	(50,634)	(18,062)
Other income, net	1,422	—	—
Net loss from discontinued operations	$(47,812)	$(50,634)	$(18,062)

Net loss from discontinued operations per share, basic and diluted	$(1.16)	$(1.54)	$(0.64)
Weighted average common shares outstanding, basic and diluted	41,323,921	32,909,762	28,102,386

The following table presents the details of product sales, net included in discontinued operations:

	Year Ended
	December 31,
	2019	2018	2017
ESKATA	$312	$2,804	$—
RHOFADE	13,584	1,136	—
Total product sales, net	$13,896	$3,940	$—

The following table presents information related to assets and liabilities reported as discontinued operations in the Company’s consolidated balance sheet:

	December 31,
	2019	2018
Accounts receivable, net	$4,966	$4,298
Inventory	—	791
Prepaid expenses and other current assets	—	1,073
Intangible asset held for sale	—	—
Discontinued operations - current assets	$4,966	$6,162

Property and equipment, net	$—	$1,993
Intangible assets, net of accumulated amortization	—	65,677
Discontinued operations - non-current assets	$—	$67,670

Accounts payable	$1,705	$3,080
Accrued expenses	2,452	3,898
Current portion of lease liabilities	—	459
Discontinued operations - current liabilities	$4,157	$7,437

Other liabilities	$—	$1,227
Discontinued operations - non- current liabilities	$—	$1,227

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s consolidated statement of cash flows:

	Year Ended
	December 31,
	2019	2018
Depreciation and amortization	$313	$269
Stock-based compensation expense	95	3,490
Intangible asset impairment charge	27,638	—
Loss on disposal of property and equipment	248	—
	28,294	3,759
Gain on sale of RHOFADE	1,670	—
Non-cash items, net	$26,624	$3,759

The Company relied on Allergan to distribute RHOFADE on its behalf pursuant to the terms of a transition services agreement.  Accounts receivable, net as of December 31, 2019 and 2018 included $4,966 and $3,838, respectively, related to amounts invoiced by Allergan for sales of RHOFADE.

As a result of the Company’s decision to actively seek partners for its commercial products, the Company terminated the finance leases for its fleet vehicles and recognized a loss on lease termination of $248 in the year ended December 31, 2019, which is included in other income, net in the Company’s consolidated statement of operations.

During the year ended December 31, 2019, the Company performed an impairment analysis of the RHOFADE intangible asset due to its decision to discontinue commercial operations and actively seek a commercialization partner for RHOFADE.  The Company’s impairment analysis, which primarily utilized a third-party indication of fair value, resulted in a fair value for the RHOFADE intangible asset which was less than its carrying value.  As a result, the Company recorded an impairment charge of $27,638 to adjust the carrying value of the RHOFADE intangible asset to its net realizable value.

19. Segment Information

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

The Company’s results of operations by segment for the years ended December 31, 2019, 2018 and 2017 are summarized in the tables below:

		Contract	Corporate	Total
Year Ended December 31, 2019	Therapeutics	Research	and Other	Company
Revenue, net	$—	$16,824	$(12,597)	$4,227
Cost of revenue (excludes amortization)	—	16,253	(12,198)	4,055
Research and development	65,298	—	(399)	64,899
Sales and marketing	620	51	—	671
General and administrative	—	2,687	24,469	27,156
Goodwill impairment	18,504	—	—	18,504
Loss from operations	$(84,422)	$(2,167)	$(24,469)	$(111,058)
Loss from discontinued operations	$(46,305)	$—	$(2,929)	$(49,234)

		Contract	Corporate	Total
Year Ended December 31, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$1,500	$13,135	$(8,484)	$6,151
Cost of revenue	—	11,399	(7,070)	4,329
Research and development	62,255	—	(1,414)	60,841
Sales and marketing	130	40	—	170
General and administrative	30	2,141	23,420	25,591
Loss from operations	$(60,915)	$(445)	$(23,420)	$(84,780)
Loss from discontinued operations	$(48,576)	$—	$(2,058)	$(50,634)

		Contract	Corporate	Total
Year Ended December 31, 2017	Therapeutics	Research	and Other	Company
Revenue, net	$—	$3,202	$(1,519)	$1,683
Cost of revenue	—	2,726	(1,519)	1,207
Research and development	35,804	—	—	35,804
Sales and marketing	85	—	—	85
General and administrative	222	673	18,053	18,948
Loss from operations	$(36,111)	$(197)	$(18,053)	$(54,361)
Loss from discontinued operations	$(17,670)	$—	$(392)	$(18,062)

Intersegment Revenue

Revenue for the contract research segment included $12,597, $8,484 and $1,519 for services performed on behalf of the therapeutics segment for the years ended December 31, 2019, 2018 and 2017, respectively.  All intersegment revenue has been eliminated in the Company’s consolidated statement of operations.

20. Legal Proceedings

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi (“Rosi”) filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against the Company and certain of its executive officers.  The complaint alleges that the defendants violated federal securities laws by, among other things, failing to disclose an alleged likelihood that regulators would scrutinize advertising materials related to ESKATA and find that the materials minimized the risks or overstated the efficacy of the product.  The complaint seeks unspecified compensatory damages on behalf of Rosi and all other persons and entities that purchased or otherwise acquired the Company’s securities between May 8, 2018 and June 20, 2019.

On September 5, 2019, an additional plaintiff, Robert Fulcher (“Fulcher”), filed a substantially identical putative class action complaint captioned Fulcher v. Aclaris Therapeutics, Inc., et al. in the same court against the same defendants.

On November 6, 2019, the court consolidated the Rosi and Fulcher actions (together, the “Consolidated Securities Action”) and appointed Fulcher “lead plaintiff” for the putative class.

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness.  The defendants’ deadline to answer, move against or otherwise respond to the consolidated amended complaint is March 27, 2020.

The Company and the other defendants dispute plaintiffs’ claims in the Consolidated Securities Action and intend to defend the matter vigorously.

Stockholder Derivative Action

On November 15, 2019, plaintiff Keith Allred (“Allred”) filed a derivative stockholder complaint captioned Allred v. Walker et al. in the U.S. District Court for the Southern District of New York against certain of the Company’s directors and executive officers.  The complaint alleges that the defendants, among other things, breached their fiduciary duties as directors and/or officers in connection with the claims alleged in the Consolidated Securities Action.  The complaint seeks, among other things, unspecified compensatory damages on behalf of the Company.

On November 25, 2019, an additional plaintiff, Bruce Brown (“Brown”), filed a substantially identical complaint captioned Brown v. Walker et al. in the same court against the same defendants.

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation (the “Consolidated Derivative Action”) and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ anticipated motion to dismiss the Consolidated Securities Action.

The defendants dispute plaintiffs’ claims in the Consolidated Derivative Action and intend to defend the matter vigorously.

Patent Infringement

On October 8, 2019, the Company, together with Allergan, Inc., filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Taro Pharmaceuticals, Inc. (“Taro”), related to an Abbreviated New Drug Application (“ANDA”) that Taro filed with the FDA to market a generic version of RHOFADE.  The lawsuit claims infringement of U.S. Patent Nos. 7,812,049, 8,420,688, 8,815,929, 9,974,773 and 10,335,391, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for RHOFADE.  The Company received a Paragraph IV Notice Letter from Taro dated August 28, 2019, advising that Taro had submitted an ANDA to the FDA seeking approval from the FDA to manufacture and market a generic version of RHOFADE prior to the expiration of the Orange Book-listed patents. Under the agreement with EPI Health for the purchase of RHOFADE, EPI Health agreed to file a motion to be substituted for the Company as a plaintiff party and has agreed to reimburse the Company for its reasonable fees and expenses so long as it remained a plaintiff party.  On December 3, 2019, EPI Health was substituted for the Company as a plaintiff party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Because we qualify as an emerging growth company under the JOBS Act, management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and  “Information about our Executive Officers.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2020 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this report:

(1)    Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II. Item 8 of this Annual Report on Form 10‑K.

(2)    Financial Statement Schedules

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information required is set forth in the consolidated financial statements or related notes thereto.

(3)    Exhibits

See exhibits listed under part (b) below.

(b)    Exhibits

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

2.3^

Asset Purchase Agreement, by and between the Registrant and EPI Health, LLC, dated as of October 10, 2019 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on October 11, 2019).

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

4.2*	Description of Securities.
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

10.11+

Form of Performance Stock Option Grant Notice and Stock Option Agreement used in connection with the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.12+

Form of Performance Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).
10.14+*	Second Amended and Restated Non-Employee Director Compensation Policy.
10.15+*	Third Amended and Restated Non-Employee Director Compensation Policy.
10.16#

License and Collaboration Agreement, by and between Aclaris Therapeutics International Limited and Rigel Pharmaceuticals, Inc., dated as of August 27, 2015 (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on October 1, 2015).

10.17 

First Amendment to License and Collaboration Agreement, by and between the Registrant and Rigel Pharmaceuticals, Inc. dated as of October 15, 2019 (incorporated by referenced to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on October 17, 2019).

10.18+

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

10.20+*	Employment Agreement with Frank Ruffo, dated as of September 17, 2015.
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

10.27

First Amendment to Sublease, dated as of December 13, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

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

^Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules. Pursuant to Item 601(b)(2)(ii) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because such portions, indicated by asterisks, are both not material and would likely cause competitive harm to the Company if publicly disclosed. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of the exhibit.

     Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because such portions, indicated by asterisks, are both not material and would likely cause competitive harm to the Company if publicly disclosed. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.
	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer

Date: February 25, 2020

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal Walker, Kamil Ali-Jackson and Frank Ruffo, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Aclaris Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neal Walker	President, Chief Executive Officer and Director	February 25, 2020
Neal Walker	(Principal Executive Officer)

/s/ Frank Ruffo	Chief Financial Officer	February 25, 2020
Frank Ruffo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Molineaux	Chairman of the Board of Directors	February 25, 2020
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	February 25, 2020
Anand Mehra, M.D.

/s/ William Humphries	Director	February 25, 2020
William Humphries

/s/ Andrew Powell	Director	February 25, 2020
Andrew Powell

/s/ Andrew Schiff	Director	February 25, 2020
Andrew Schiff

/s/ Bryan Reasons	Director	February 25, 2020
Bryan Reasons

/s/ Maxine Gowen	Director	February 25, 2020
Maxine Gowen

/s/ Vincent Milano	Director	February 25, 2020
Vincent Milano