Form 10-Q
period 2020-03-31
Aclaris Therapeutics, Inc.
filed 2020-05-07
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37581

Aclaris Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-0571712 (I.R.S. Employer Identification No.)
640 Lee Road, Suite 200 Wayne, PA (Address of principal executive offices)	19087 (Zip Code)

Registrant’s telephone number, including area code: (484) 324-7933

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.00001 par value	ACRS	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ⌧

Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ◻ No ⌧

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on May 6, 2020 was 41,866,345.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash, cash equivalents and restricted cash	$53,992	$35,937
Marketable securities	25,013	39,078
Accounts receivable, net	933	704
Prepaid expenses and other current assets	2,776	3,118
Discontinued operations - current assets	—	4,966
Total current assets	82,714	83,803
Property and equipment, net	2,187	2,470
Intangible assets	7,180	7,199
Other assets	4,731	4,825
Total assets	$96,812	$98,297
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,946	$9,917
Accrued expenses	10,374	7,721
Current portion of lease liabilities	624	637
Discontinued operations - current liabilities	2,659	4,157
Total current liabilities	20,603	22,432
Other liabilities	3,477	3,736
Long-term debt, net	10,573	—
Contingent consideration	3,435	1,668
Deferred tax liability	549	549
Total liabilities	38,637	28,385
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 41,832,220 and 41,485,638 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid‑in capital	527,241	523,505
Accumulated other comprehensive income (loss)	47	(66)
Accumulated deficit	(469,113)	(453,527)
Total stockholders’ equity	58,175	69,912
Total liabilities and stockholders’ equity	$96,812	$98,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Contract research	$1,189	$1,263
Other revenue	218	—
Total revenue	1,407	1,263

Costs and expenses:
Cost of revenue	1,269	1,207
Research and development	9,444	19,643
General and administrative	6,200	7,464
Total costs and expenses	16,913	28,314
Loss from operations	(15,506)	(27,051)

Other income (expense), net	178	(230)
Loss from continuing operations	(15,328)	(27,281)
Loss from discontinued operations	(258)	(10,284)
Net loss	$(15,586)	$(37,565)

Net loss per share, basic and diluted	$(0.37)	$(0.91)
Weighted average common shares outstanding, basic and diluted	41,618,429	41,248,663

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$60	$34
Foreign currency translation adjustments	53	(14)
Total other comprehensive income (loss)	113	20
Comprehensive loss	$(15,473)	$(37,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Vesting of RSUs	346,582	—	(95)	—	—	(95)
Fair value of warrants issued	—	—	378	—	—	378
Unrealized gain on marketable securities	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	53	—	53
Stock-based compensation expense	—	—	3,453	—	—	3,453
Net loss	—	—	—	—	(15,586)	(15,586)
Balance at March 31, 2020	41,832,220	$—	$527,241	$47	$(469,113)	$58,175

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124
Vesting of RSUs	58,918	—	(188)	—	—	(188)
Unrealized gain on marketable securities	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	4,862	—	—	4,862
Net loss	—	—	—	—	(37,565)	(37,565)
Balance at March 31, 2019	41,269,643	$—	$512,040	$(49)	$(329,738)	$182,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,586)	$(37,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	2,226
Stock-based compensation expense	3,453	4,862
Change in fair value of contingent consideration	1,767	—
Changes in operating assets and liabilities:
Accounts receivable	4,737	(10,956)
Prepaid expenses and other assets	338	1,789
Accounts payable	(4,317)	(197)
Accrued expenses	2,227	8,523
Net cash used in operating activities	(6,805)	(31,318)
Cash flows from investing activities:
Purchases of property and equipment	(124)	(284)
Purchases of marketable securities	(8,869)	(73,100)
Proceeds from sales and maturities of marketable securities	22,935	82,000
Net cash provided by (used in) investing activities	13,942	8,616
Cash flows from financing activities:
Proceeds from debt financing (including warrants), net of issuance costs	10,950	—
Finance lease payments	(57)	(120)
Proceeds from the issuance of stock	25	—
Net cash (used in) provided by financing activities	10,918	(120)
Net increase (decrease) in cash and cash equivalents	18,055	(22,822)
Cash, cash equivalents and restricted cash at beginning of period	35,937	57,019
Cash, cash equivalents and restricted cash at end of period	$53,992	$34,197
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$16	$24
Offering costs included in accounts payable	$30	$—
Operating lease asset recorded as a result of new accounting standard	$—	$2,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In August 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL and Confluence are referred to collectively as the “Company.”  The Company is a physician-led biopharmaceutical company focused on immuno-inflammatory diseases. The Company currently has a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration (“FDA”) that it is not currently distributing, marketing or selling, and other investigational drug candidates.  In September 2019, the Company announced the completion of a strategic review of its business, as a result of which it refocused its resources on its immuno-inflammatory development programs.  The Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”), the Company’s non-marketed FDA-approved product.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  At March 31, 2020, the Company had cash, cash equivalents and restricted cash and marketable securities of $79,005 and an accumulated deficit of $469,113. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company expects that it will require additional capital to complete the clinical development of ATI-450, to develop its preclinical compounds, and to support its discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.  The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its consolidated financial statements are issued.  As of the report date, the Company believes the actions described below are probable of being implemented effectively and of alleviating the conditions or events that exist which raise substantial doubt about its ability to continue as a going concern within one year after the date of the issuance of these condensed consolidated financial statements.  The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these condensed consolidated financial statements.

The Company has taken a number of actions to support its operations and meet its liquidity needs.  In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA.  As a result of this decision, the Company restructured its operations and terminated employees, which lowered operating costs. In October 2019, the Company sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to further its focus on its development programs and improve cash flow. In March 2020, the Company borrowed $11,000 under a term loan facility with Silicon Valley Bank.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, ATIL and Confluence.  All significant intercompany transactions have been eliminated.  Based upon the revenue from contract research services, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the condensed consolidated statement of operations.

Discontinued Operations

In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to actively seek partners for its commercial products.  The Company also announced a plan to terminate 86 employees (see Note 6).

The accompanying condensed consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to the Company’s commercial products as discontinued operations (see Note 15).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, research and development expenses, contingent consideration and the valuation of stock-based awards.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  The COVID-19 pandemic has resulted in a global slowdown of economic activity.  As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities.  Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations and comprehensive loss for the three months ended March 31, 2020 and 2019, its changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019.  The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2020.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2020.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.  Cash equivalents, which have consisted of money market accounts, commercial paper and corporate debt securities with original maturities of less than three months, are stated at fair value.  Restricted cash as of March 31, 2020 consisted of $1,750 placed in escrow pursuant to the asset purchase agreement with EPI Health, LLC.

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

Contingent Consideration

The Company initially recorded a contingent consideration liability related to future potential payments based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, resulting from the acquisition of Confluence, at its estimated fair value on the date of acquisition.  The ultimate amount of future payments, if any, is based on criteria such as sales performance and the achievement of certain regulatory and sales milestones.  The Company estimates the fair value of the contingent consideration liability related to the achievement of regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  The Company estimates the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.  Significant assumptions used in the Company’s estimates include the probability of success of achieving regulatory and sales milestones, which are based upon an asset’s current stage of development and ranged between 4% and 15%.  The Company evaluates fair value estimates of contingent consideration liabilities on a periodic basis.  Any change in fair value reflects new information about the likelihood of the payment of the contingent consideration and the passage of time. For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug, differ from the Company’s assumptions, then the fair value of contingent consideration would be adjusted accordingly. Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in the Company’s condensed consolidated statement of operations.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  The Company adopted this standard as of January 1, 2020, the impact of which on its consolidated financial statements was not significant.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  The Company adopted this standard as of January 1, 2020, the impact of which on its consolidated financial statements was not significant.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$27,210	$—	$—	$27,210
Marketable securities	—	25,013	—	25,013
Total assets	$27,210	$25,013	$—	$52,223

Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,435	$3,435
Total liabilities	$—	$—	$3,435	$3,435

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,277	$—	$—	$21,277
Marketable securities	—	39,078	—	39,078
Total assets	$21,277	$39,078	$—	$60,355

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,668	$1,668
Total liabilities	$—	$—	$1,668	$1,668

As of March 31, 2020 and December 31, 2019, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and the Company’s marketable securities consisted of investments with maturities of more than three months and included commercial paper, corporate debt, asset-backed securities and government obligations, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.  The increase in contingent consideration of $1,767 during the three months ended March 31, 2020 was the result of updates to the Company’s assumptions as a result of the successful completion of a Phase 1 clinical trial for ATI-450.

As of March 31, 2020 and December 31, 2019, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$3,835	$—	$(3)	$3,832
Commercial paper	9,061	—	—	9,061
Asset-backed securities	2,002	—	—	2,002
U.S. government agency debt securities	10,051	67	—	10,118
Total marketable securities	$24,949	$67	$(3)	$25,013

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$7,815	$2	$—	$7,817
Commercial paper	15,129	—	—	15,129
Asset-backed securities	8,004	4	—	8,008
U.S. government agency debt securities	8,126	1	(3)	8,124
Total marketable securities	$39,074	$7	$(3)	$39,078

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2020	2019
Computer equipment	$1,315	$1,315
Finance lease right-of-use assets	435	435
Lab equipment	1,265	1,250
Furniture and fixtures	647	647
Leasehold improvements	889	889
Property and equipment, gross	4,551	4,536
Accumulated depreciation	(2,364)	(2,066)
Property and equipment, net	$2,187	$2,470

Depreciation expense was $298 and $402 for the three months ended March 31, 2020 and 2019, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	March 31,	December 31,	March 31,	December 31,
	Life (years)	2020	2019	2020	2019
Other intangible assets	7.3	751	751	200	181
Total definite-lived intangible assets		751	751	200	181
IPR&D	na	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$200	$181

As of March 31, 2020, estimated future amortization expense is as follows:

Year Ending December 31,
2020	$56
2021	75
2022	75
2023	75
2024	75
Thereafter	195
Total	$551

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019
Employee compensation expenses	$1,419	$3,321
Research and development expenses	2,322	2,857
Professional fees	166	168
Payable to EPI Health	5,241	—
Other	1,226	1,375
Total accrued expenses	$10,374	$7,721

Restructuring Charges

In September 2019, the Company announced the completion of a strategic review and its decision to refocus on its immuno-inflammatory development programs and to actively seek partners for its commercial products.  As a result, the Company terminated 63 employees (“terminated employees”) and gave notice to an additional 23 employees (“noticed employees”) who were asked to provide transition services through termination dates ranging between 4 to 10 months from the date notice was given.  The terminated employees were entitled to receive cash severance payments as well as cash payments in lieu of sixty days’ notice required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”).  The noticed employees were entitled to receive one-time cash severance payments which were not contingent upon providing additional services to the Company.  In addition, certain noticed employees earned retention bonuses if they continued to be employed by the Company through certain termination dates.  The Company recorded a restructuring charge for the one-time severance and WARN Act payments, which was triggered immediately upon either terminating or giving notice to the impacted employees.  The Company expensed the cost of retention bonuses for noticed employees over their respective service terms.  During the three months ended March 31, 2020, the Company recognized expense of $79 related to retention bonuses for noticed employees, and made cash payments of $343 related to severance and retention bonuses to noticed employees.

Payable to EPI Health

As of March 31, 2020, the Company had $5,241 payable to EPI Health, LLC (“EPI Health”) (see Note 15 for additional information).

7. Debt

Loan and Security Agreement – Silicon Valley Bank

In March 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”).  The Loan and Security Agreement provides for $11,000 in term loans, of which the Company borrowed the entire amount on March 30, 2020.  The Loan and Security Agreement is secured by substantially all of the assets of the Company other than intellectual property.  In connection with the Loan and Security Agreement, the Company issued to SVB a warrant to purchase up to 460,251 shares of common stock (the “Warrant”).  The proceeds of the Loan and Security Agreement were allocated to the term loan and Warrant using a relative fair value approach.

The term loan repayment schedule provides for interest only payments beginning April 1, 2020 and continuing through March 1, 2022, followed by 24 consecutive equal monthly installments of principal, plus monthly payments of accrued interest, starting on April 1, 2022 and continuing through the maturity date of March 1, 2024. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Loan and Security Agreement provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.

The Loan and Security Agreement includes a final payment fee equal to 5% of the original principal amount borrowed.  The Company has the option to prepay the outstanding balance of the term loans in full, subject to a prepayment premium of (i) 3% of the original principal amount borrowed for any prepayment on or prior to the first anniversary of March 30, 2020, (ii) 2% of the original principal amount borrowed for any prepayment after the first anniversary and on or before the second anniversary of March 30, 2020 or (iii) 1% of the original principal amount borrowed for any prepayment after the second anniversary of March 30, 2020 but before March 1, 2024.

8. Stockholders’ Equity

Preferred Stock

As of March 31, 2020 and December 31, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2020 or December 31, 2019.

Common Stock

As of March 31, 2020 and December 31, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through March 31, 2020.

Warrants

In connection with the Loan and Security Agreement with SVB, the Company issued the Warrant to SVB.  The Warrant has an initial exercise price of $0.956 per share, subject to adjustment as provided in the Warrant.  The Warrant became immediately exercisable in full upon the funding of the term loan facility. The Warrant will terminate, if not earlier exercised, on the earlier of March 29, 2030 and the closing of certain merger or other transactions in which the consideration is cash, stock of a publicly-traded acquirer or a combination thereof.  The Company assigned a fair value of $378 to the Warrant using a Black-Scholes valuation methodology, and also concluded that the Warrant was indexed to its own stock and therefore classified the Warrant as an equity instrument.

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2020, the number of shares of common stock that may be issued under the 2015 Plan was increased by 1,451,997 shares.  As of March 31, 2020, 1,299,002 shares remained available for grant under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-shareholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 451,850 stock options and 47,590 RSUs outstanding as of March 31, 2020 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 679,264 and 745,735 were outstanding as of March 31, 2020 and December 31, 2019, respectively.  Stock options granted under the 2012 Plan vest over four years and expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	0.97%	2.53%
Expected term (in years)	6.2	6.3
Expected volatility	85.28%	101.70%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number		Exercise	Contractual	Intrinsic
	of Shares		Price	Term	Value
				(in years)
Outstanding as of December 31, 2019	3,102,221		$20.33	6.55	$148
Granted	602,800		1.28
Exercised	—		—
Forfeited and cancelled	(275,088)		21.36
Outstanding as of March 31, 2020	3,429,933		$16.90	6.70	$21
Options vested and expected to vest as of March 31, 2020	3,429,933		$16.90	6.70	$21
Options exercisable as of March 31, 2020	2,121,161	(1)	$19.47	5.46	$21

(1)	All options granted under the 2012 Plan are exercisable immediately, subject to a repurchase right in the Company’s favor that lapses as the option vests. This amount reflects the number of shares under options that were vested, as opposed to exercisable, as of March 31, 2020.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2020 was $0.93 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2020:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share

Outstanding as of December 31, 2019	3,592,915	$4.62
Granted	977,385	1.26
Vested	(430,896)	6.62
Forfeited and cancelled	(269,345)	4.96
Outstanding as of March 31, 2020	3,870,059	$3.52

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$260	$206
Research and development	816	1,594
General and administrative	2,377	2,472
Total stock-based compensation expense	$3,453	$4,272

As of March 31, 2020, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $10,292 and $10,689, respectively, which is expected to be recognized over weighted average periods of 1.72 years and 2.27 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(15,586)	$(37,565)
Denominator:
Weighted average shares of common stock outstanding	41,618,429	41,248,663
Net loss per share, basic and diluted	$(0.37)	$(0.91)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019.  All share amounts presented in the table below represent the total number outstanding as of March 31, 2020 and 2019.

	March 31,
	2020	2019
Options to purchase common stock	3,429,933	4,182,584
Restricted stock unit awards	3,870,059	1,968,023
Warrants issued to SVB	460,251	—
Total potential shares of common stock	7,760,243	6,150,607

11. Leases

Operating Leases

Agreements for Office Space

In November 2017, the Company entered into a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania.  The sublease has a term that runs through October 2023.  If for any reason the lease between Chesterbrook Partners, LP (“the Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate.

In February 2019, the Company entered into a sublease agreement with a third party for 21,056 square feet of office and laboratory space in St. Louis, Missouri.  The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
Operating Leases:	2020	2019
Gross cost	$5,213	$5,213
Accumulated amortization	(633)	(480)
Other Assets	$4,580	$4,733

Other current liabilities	$547	526
Other liabilities	3,404	3,548
Total operating lease liabilities	$3,951	$4,074

Amortization expense related to operating lease right-of-use assets and liabilities was $257 and $143 for the three months ended March 31, 2020 and 2019, respectively.

Finance Leases

Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017.  The leases have terms which end in October 2020 and December 2020, respectively.

12. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary (“Mallinckrodt”) of Mallinckrodt plc in November 2018, pursuant to which Confluence provides laboratory services to Mallinckrodt in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  As of March 31, 2020 and December 31, 2019, the Company had invoiced Mallinckrodt for $228 and $57, respectively, under the master services agreement.  Mr. Reasons had no financial interest in this transaction.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE to EPI Health pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $218 and $0 during the three months ended March 31, 2020 and 2019, respectively.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20,000 in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

In connection with an amendment of the agreement with Rigel in October 2019, the Company agreed to pay Rigel an amendment fee of $1,500 in three installments of $500 in January 2020, April 2020 and July 2020. In addition, the parties modified certain other development milestones, and the Company agreed to increase the potential payments payable upon the achievement of such milestones from $10,000 to $10,500 in the aggregate.

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2020 and 2019 due to the Company’s conclusion that a valuation allowance was required for those periods.

15. Discontinued Operations

The components of loss from discontinued operations as reported in the Company’s condensed consolidated statement of operations were as follows:

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product sales, net	$—	$3,778
Total revenue, net	—	3,778

Costs and expenses:
Cost of revenue	—	1,570
Research and development	—	276
Sales and marketing	257	9,688
General and administrative	1	869
Amortization of definite-lived intangible	—	1,659
Total costs and expenses	258	14,062
Loss from discontinued operations	$(258)	$(10,284)

Net loss from discontinued operations per share, basic and diluted	$(0.01)	$(0.25)
Weighted average common shares outstanding, basic and diluted	41,618,429	41,248,663

The following table presents the details of product sales, net included in discontinued operations:

	Three Months Ended
	March 31,
	2020	2019
ESKATA	$—	$72
RHOFADE	—	3,706
Total product sales, net	$—	$3,778

The following table presents information related to assets and liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	March 31,	December 31,
	2020	2019
Accounts receivable, net	$—	$4,966
Discontinued operations - current assets	$—	$4,966

Accounts payable	$306	$1,705
Accrued expenses	2,353	2,452
Discontinued operations - current liabilities	$2,659	$4,157

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s condensed consolidated statement of cash flows:

	Three Months Ended
	March 31,
	2020	2019
Depreciation and amortization	$—	$125
Stock-based compensation expense	—	590
Total non-cash items	$—	$715

The Company relied on Allergan Sales, LLC (“Allergan”) to distribute RHOFADE on its behalf pursuant to the terms of a transition services agreement.  Accounts receivable, net as of March 31, 2020 and December 31, 2019 included $0 and $4,966, respectively, related to amounts invoiced by Allergan for sales of RHOFADE.  In addition, during the three months ended March 31, 2020, in accordance with the asset purchase agreement with EPI Health, the Company received $5,241 from Allergan related to sales of RHOFADE that occurred after the date the Company sold RHOFADE to EPI Health.  Accordingly, the $5,241 is payable to EPI Health and is included in accrued expenses on the Company’s condensed consolidated balance sheet as of March 31, 2020.

16. Segment Information

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

The Company’s results of operations by segment for the three months ended March 31, 2020 and 2019 are summarized in the tables below:

		Contract	Corporate	Total
Three Months Ended March 31, 2020	Therapeutics	Research	and Other	Company
Total revenue	$218	$3,407	$(2,218)	$1,407
Cost of revenue	—	3,386	(2,117)	1,269
Research and development	9,545	—	(101)	9,444
General and administrative	—	753	5,447	6,200
Loss from operations	$(9,327)	$(732)	$(5,447)	$(15,506)
Loss from discontinued operations	$(257)	$—	$(1)	$(258)

		Contract	Corporate	Total
Three Months Ended March 31, 2019	Therapeutics	Research	and Other	Company
Total revenue	$—	$5,190	$(3,927)	$1,263
Cost of revenue	—	5,037	(3,830)	1,207
Research and development	19,740	—	(97)	19,643
General and administrative	—	531	6,933	7,464
Loss from operations	$(19,740)	$(378)	$(6,933)	$(27,051)
Loss from discontinued operations	$(9,415)	$—	$(869)	$(10,284)

Intersegment Revenue

Revenue for the contract research segment included $2,218 and $3,927 for services performed on behalf of the therapeutics segment for the three months ended March 31, 2020 and 2019, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

17. Legal Proceedings

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness.  The defendants’ deadline to answer, move against or otherwise respond to the consolidated amended complaint was originally scheduled for March 27, 2020, but was extended until April 17, 2020. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2019, which are included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

Overview

We are a physician-led biopharmaceutical company focused on immuno-inflammatory diseases.  We currently have a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration, or FDA, that we are not currently distributing, marketing or selling, and other investigational drug candidates. In September 2019, we announced the completion of a strategic review of our business, as a result of which we refocused our resources on our immuno-inflammatory development programs. We are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product.

We submitted an Investigational New Drug Application, or IND, in April 2019 for ATI-450, an investigational oral, novel, small molecule selective mitogen-activated protein kinase-activated protein kinase 2, or MK2, inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the FDA in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in cancer.  As an oral drug candidate, we are developing ATI-450 as a potential alternative to injectable anti-TNF/IL1/IL6 biologics for treating certain immuno-inflammatory diseases. We initiated a Phase 1 single and multiple ascending dose clinical trial in 77 healthy subjects in August 2019. Final data from this trial demonstrated that ATI-450 resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that ATI-450 had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  ATI-450 was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received ATI-450) observed during the trial were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain, and nausea.  We started subject enrollment in a Phase 2a clinical trial for ATI-450 in subjects with moderate-to-severe rheumatoid arthritis in the first quarter of 2020. Due to the COVID-19 pandemic, we temporarily paused enrollment of subjects in the trial. At this time, we have decided to resume enrolling subjects at one clinical trial site. The initiation of additional clinical trial sites will be determined on an ongoing basis as the COVID-19 pandemic evolves. We previously anticipated reporting data from this trial in the second half of 2020; however, we expect that the reporting of the data may be delayed. We are also planning to initiate a Phase 2a clinical trial of ATI-450 in an additional immuno-inflammatory indication.

We expect to submit an IND for ATI-1777, an investigational topical soft-Janus kinase, or JAK, inhibitor compound, for the treatment of atopic dermatitis in mid-2020.  Soft-JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure. If the IND is allowed, we expect to initiate a Phase 1/2 clinical trial in subjects with atopic dermatitis in the second half of 2020 evaluating ATI-1777 as a potential treatment for moderate-to-severe atopic dermatitis.

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

We are pursuing strategic alternatives, including seeking a partner, to further develop, obtain regulatory approval and/or commercialize, as applicable, A-101 45% Topical Solution as a potential treatment for common warts, ATI-501 and ATI-502, our JAK inhibitors, as potential treatments for alopecia, and ESKATA.

Since our inception, we have incurred significant operating losses.  Our net loss was $15.6 million for the three months ended March 31, 2020 and $161.4 million for the year ended December 31, 2019.  As of March 31, 2020, we had an accumulated deficit of $469.1 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates or ESKATA.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations.

We have historically financed our operations primarily with sales of our convertible preferred stock, as well as net proceeds from our initial public offering, or IPO, in October 2015, subsequent public offerings of, and a private placement of, our common stock, and borrowing debt.  In the near term, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including potential partnerships with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development of one or more of our drug candidates.

Recent Developments

Loan and Security Agreement with Silicon Valley Bank

In March 2020, we entered into a Loan and Security Agreement, or the Loan and Security Agreement, with Silicon Valley Bank, or SVB, which provides for $11.0 million in term loans, of which we borrowed the entire amount on March 30, 2020.  In connection with the Loan and Security Agreement, we issued a warrant to SVB to purchase up to 460,251 shares of our common stock with a term of ten years and an initial exercise price of $0.956 per share.

Impact of COVID-19 on Our Business

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. We implemented a virtual operations strategy, including telecommuting and other alternative work arrangements for all employees, thereby guarding the health and safety of our employees and enabling us to continue our focus on the development of our pipeline of drug candidates and providing contract research services to our clients. We are focused on ensuring continuity of our operations.  Due to the COVID-19 pandemic, we temporarily paused enrollment of subjects in our Phase 2a trial of ATI-450; however, at this time, we have decided to resume enrolling subjects at one clinical trial site. The initiation of additional clinical trial sites will be determined on an ongoing basis as the COVID-19 pandemic evolves.

If the COVID-19 coronavirus continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

Components of Our Results of Operations

Revenue

Contract Research

We earn revenue from the provision of laboratory services to clients through Confluence Discovery Technologies, Inc., or Confluence, our wholly-owned subsidiary.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.

Cost of Revenue

Cost of revenue consists of the costs incurred in connection with the provision of contract research services to our clients through Confluence.  Cost of revenue primarily includes:

●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	outsourced professional scientific services;
●	depreciation of laboratory equipment;
●	facility-related costs; and
●	laboratory materials and supplies used to support the services provided.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates.  These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials;

●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates, including investigator-initiated studies;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	depreciation of manufacturing equipment;
●	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities; and
●	non-cash charges related to the revaluation of contingent consideration.

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

The successful development of our drug candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our drug candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable subjects;
●	the number of subjects that ultimately participate in the trials;
●	the number of doses subjects receive;
●	the impact on the timing of our clinical trials due to the COVID-19 pandemic;
●	the duration of subject follow-up; and
●	the results of our clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance, investor relations and legal functions, including stock-based compensation, travel expenses and recruiting expenses.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, insurance costs, as well as marketing expenses related to our contract research service offerings.  We anticipate that we will incur increased director and officer insurance premiums and legal expenses associated with defending the current lawsuits described in this report.

Other Income, Net

Other income, net consists of interest earned on our cash, cash equivalents and marketable securities, interest expense incurred on our debt obligations, and gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We evaluate our estimates and judgments on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions.  Except as described below, we believe there have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

Intangible Assets

Our intangible assets include both definite-lived and indefinite-lived assets.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Our definite-lived intangible assets consist of a research technology platform acquired through the acquisition of Confluence.  Our indefinite-lived intangible assets consist of an in-process research and development, or IPR&D, drug candidate also acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

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

Contingent Consideration

We initially recorded a contingent consideration liability related to future potential payments based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, resulting from the acquisition of Confluence, at its estimated fair value on the date of acquisition.  The ultimate amount of future payments, if any, is based on criteria such as sales performance and the achievement of certain regulatory and sales milestones.  We estimate the fair value of the contingent consideration liability related to the achievement of regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  We estimate the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.  Significant assumptions used in our estimates include the probability of success of achieving regulatory and sales milestones, which are based upon an asset’s current stage of development and ranged between 4% and 15%.  We evaluate fair value estimates of contingent consideration liabilities on a periodic basis.  Any change in fair value reflects new information about the likelihood of the payment of the contingent consideration and the passage of time. For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug, differ from our assumptions, then the fair value of contingent consideration would be adjusted accordingly. Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in our condensed consolidated statement of operations.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40).  ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification, or ASC, 350-40 to determine which implementation costs to capitalize as assets or expense as incurred.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  We adopted this standard as of January 1, 2020, the impact of which on our consolidated financial statements was not significant.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820).  The FASB developed the amendments to ASC 820 as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that clearly communicate the most important information to users of the financial statements.  This update eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some of the existing disclosure requirements.  The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within such fiscal years.  We adopted this standard as of January 1, 2020, the impact of which on our consolidated financial statements was not significant.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
	(In thousands)
Revenues:
Contract research	$1,189	$1,263	$(74)
Other revenue	218	—	218
Total revenue	1,407	1,263	144

Costs and expenses:
Cost of revenue	1,269	1,207	62
Research and development	9,444	19,643	(10,199)
General and administrative	6,200	7,464	(1,264)
Total costs and expenses	16,913	28,314	(11,401)
Loss from operations	(15,506)	(27,051)	11,545

Other income (expense), net	178	(230)	408
Loss from continuing operations	(15,328)	(27,281)	11,953
Loss from discontinued operations	(258)	(10,284)	10,026
Net loss	$(15,586)	$(37,565)	$21,979

Revenue

Contract research revenue was $1.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.  Other revenue consisted of $0.2 million of royalties earned on net sales of RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, pursuant to the asset purchase agreement with EPI Health, LLC, or EPI Health.

Cost of Revenue

Cost of revenue was $1.3 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively, was consistent year over year, and related to providing laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	March 31,
	2020	2019	Change
	(In thousands)
ATI-450	$1,994	$2,235	$(241)
ATI-1777	757	1,719	(962)
ATI-2138	501	901	(400)
Other JAK inhibitors	450	3,926	(3,476)
A-101 45% Topical Solution	480	5,460	(4,980)
Other research and development expenses	755	1,140	(385)
Personnel expenses	1,924	2,668	(744)
Stock-based compensation	816	1,594	(778)
Change in contingent consideration	1,767	—	1,767
Total research and development expenses	$9,444	$19,643	$(10,199)

Research and development expenses for ATI-450 primarily consisted of preclinical development activities during the three months ended March 31, 2019, and clinical development activities related to a Phase 1 clinical trial that was completed in January 2020 and initial activities for a Phase 2a clinical trial during the three months ended March 31, 2020.  Expenses for ATI-1777 were lower primarily due to the completion of preclinical development activities.  Expenses for ATI-2138 were lower as we completed early stage development work on candidate selection in 2019 and began preclinical development activities in the three months ended March 31, 2020.  Expenses related to our other JAK inhibitors decreased primarily as a result of several Phase 2 clinical trials of ATI-501 and ATI-502 which were completed during 2019.  Expenses related to A-101 45% Topical Solution decreased primarily due to our Phase 3 clinical trials, which were active during the three months ended March 31, 2019 and were completed by the end of 2019.  Other research and development expenses, which primarily included expenses for medical affairs activities as well as drug discovery, were lower primarily as a result of lower medical affairs related activities during the three months ended March 31, 2020.  Personnel expenses decreased due to lower headcount primarily as a result of the restructuring we announced in September 2019 and completed during the three months ended March 31, 2020.  The decrease in stock-based compensation was primarily driven by a reduction in headcount.  The increase in contingent consideration during the three months ended March 31, 2020 was the result of updates to our assumptions as a result of the completion of a successful Phase 1 clinical trial for ATI-450.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
	2020	2019	Change
	(In thousands)
Personnel expenses	$1,597	$2,454	$(857)
Professional and legal fees	1,117	1,280	(163)
Facility and support services	510	658	(148)
Other general and administrative expenses	599	600	(1)
Stock-based compensation	2,377	2,472	(95)
Total general and administrative expenses	$6,200	$7,464	$(1,264)

Personnel and stock-based compensation expenses decreased primarily due to lower headcount.  Professional and legal fees were consistent year-over-year, and included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents.  Facility and support services included general office expenses, information technology costs and other expenses, and have decreased primarily due to lower information technology costs.  Other general and administrative expenses were consistent year-over-year, and primarily included travel, insurance and marketing costs.

Other Income (Expense), net

Other income for the three months ended March 31, 2020 was $0.2 million and included interest income earned on our cash and investments, partially offset by interest expense related to finance leases and premium finance arrangements.  Other expense for the three months ended March 31, 2019 was $0.2 million and primarily included interest expense incurred on our debt with Oxford Finance LLC, which we borrowed in October 2018 and repaid in full in October 2019, partially offset by interest income earned on our cash and investments.

Loss from Discontinued Operations

In September 2019, we announced the completion of a strategic review and our decisions to refocus on our immuno-inflammatory development programs and to actively seek partners for our commercial products.  The condensed consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our commercial products as discontinued operations (see Note 15 to the condensed consolidated financial statements included in this report for more information).

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities in public offerings and a private placement transaction.  In March 2020, we entered into the Loan and Security Agreement with SVB.

As of March 31, 2020, we had cash, cash equivalents and restricted cash and marketable securities of $79.0 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our term loan facility, lease obligations, and contingent obligations under acquisition and intellectual property licensing agreements, which are summarized below under “Contractual Obligations and Commitments.”

Loan and Security Agreement with Silicon Valley Bank

In March 2020 we entered into a Loan and Security Agreement with SVB.  The Loan and Security Agreement provides for $11.0 million in term loans, of which we borrowed the entire amount on March 30, 2020.  The Loan and Security Agreement is secured by substantially all of our assets other than intellectual property.

The term loan repayment schedule provides for interest only payments beginning April 1, 2020 and continuing through March 1, 2022, followed by 24 consecutive equal monthly installments of principal, plus monthly payments of accrued interest, starting on April 1, 2022 and continuing through the maturity date of March 1, 2024. All outstanding principal and accrued and unpaid interest will be due and payable on the maturity date.  The Loan and Security Agreement provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.

The Loan and Security Agreement includes a final payment fee equal to 5% of the original principal amount borrowed.  We have the option to prepay the outstanding balance of the term loans in full, subject to a prepayment premium of (i) 3% of the original principal amount borrowed for any prepayment on or prior to the first anniversary of March 30, 2020, (ii) 2% of the original principal amount borrowed for any prepayment after the first anniversary and on or before the second anniversary of March 30, 2020 or (iii) 1% of the original principal amount borrowed for any prepayment after the second anniversary of March 30, 2020 but before March 1, 2024.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash used in operating activities	$(6,805)	$(31,318)
Net cash provided by (used in) investing activities	13,942	8,616
Net cash provided by (used in) financing activities	10,918	(120)
Net increase (decrease) in cash and cash equivalents	$18,055	$(22,822)

Operating Activities

During the three months ended March 31, 2020, operating activities used $6.8 million of cash primarily resulting from our net loss of $15.6 million, partially offset by non-cash adjustments of $5.6 million.  Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted of a $4.7 million decrease in accounts receivable and a $0.3 million decrease in prepaid expenses and other assets, which were partially offset by a $2.1 million net decrease in accounts payable and accrued expenses.  The decrease in accounts receivable was primarily the result of cash received from Allergan Sales, LLC, or Allergan, related to sales of RHOFADE made during the year ended December 31, 2019.  The decrease in prepaid expenses and other assets was primarily due to amortization of the premiums for our corporate insurance policies, which we expense equally over the policy term.  The net decrease in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of December 31, 2019, which were partially offset by cash received from Allergan of $5.2 million which related to sales of RHOFADE that occurred after the date we sold RHOFADE to EPI Health.  Accordingly, the $5.2 million is payable to EPI Health, and is included in accrued expenses on our condensed consolidated balance sheet as of March 31, 2020.  Expenses incurred, as of December 31, 2019, and paid during the three months ended March 31, 2020, primarily included employee annual merit bonuses, as well as expenses related to preclinical development and Phase 1 clinical trial activities for ATI-450, and preclinical development activities for ATI-1777 and ATI-2138.  Non-cash expenses of $5.8 million were composed of stock-based compensation expense of $3.5 million, a charge of $1.7 million related to the change in contingent consideration and depreciation and amortization expense of $0.6 million.

During the three months ended March 31, 2019, operating activities used $31.3 million of cash primarily resulting from our net loss of $37.6 million, partially offset by non-cash adjustments of $7.1 million.  Net cash provided by changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted of an $8.3 million increase in accounts payable and accrued expenses and a $1.9 million decrease in prepaid expenses and other assets, which were offset by an $11.0 million increase in accounts receivable.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of March 31, 2019, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of March 31, 2019 primarily included sales and marketing expenses related to the re-launch of RHOFADE, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical

Solution, our Phase 2 clinical trials for ATI-501 and ATI-502 and pre-clinical development activities for ATI-450.  The decrease in prepaid expenses and other assets was due to research and development activities primarily related to pre-clinical development activities for ATI-450 which concluded during the three months ended March 31, 2019 and sales and marketing expenses related to our national sales meeting which was held during the three months ended March 31, 2019.  The increase in accounts receivable was primarily the result of sales of RHOFADE.  Non-cash expenses of $7.1 million were composed of $4.9 million of stock-based compensation expense and $2.2 million of depreciation and amortization expense.

Investing Activities

During the three months ended March 31, 2020, investing activities provided $13.9 million of cash, consisting of proceeds from sales and maturities of marketable securities of $22.9 million, partially offset by purchases of marketable securities of $8.9 million, and purchases of equipment of $0.1 million.

During the three months ended March 31, 2019, investing activities provided $8.6 million of cash, consisting of proceeds from sales and maturities of marketable securities of $82.0 million, partially offset by purchases of marketable securities of $73.1 million, and purchases of equipment of $0.3 million.

Financing Activities

During the three months ended March 31, 2020, financing activities provided $10.9 million of cash and primarily included $10.9 million of net borrowings pursuant to the Loan and Security Agreement with SVB.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions.  We expect that we will require additional capital to complete the clinical development of ATI-450, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital or generate revenue from transactions with third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies and clinical trials and our business due to the COVID-19 pandemic;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements; and
●	the revenue earned from our commercial products as a result of licenses to, or partnerships with, third parties.

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

Under a license agreement with Rigel Pharmaceuticals, Inc., or Rigel, we have agreed to make remaining aggregate payments of up to $76.0 million upon the achievement of specified development milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.5 million to Rigel upon the achievement of a second set of development milestones. In addition, in connection with the amendment of the agreement in October 2019, we agreed to pay Rigel an amendment fee of $1.5 million in three installments of $500,000 in January 2020, April 2020 and July 2020. With respect to any products we commercialize under the agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product developed using the licensed JAK inhibitors at a high single digit percentage of annual net sales, subject to specified reductions.

Under a stock purchase agreement with the selling stockholders of one of our former subsidiaries, we are obligated to make aggregate payments of up to $18.0 million upon the achievement of specified pre-commercialization milestones for three products covered by the acquired patent rights in the United States, the European Union and Japan, and aggregate payments of up to $22.5 million upon the achievement of specified commercial milestones for products covered by the acquired patent rights.  We are also obligated to make an annual payment of $0.1 million through March 2022, which amounts are creditable against any specified future payments that may be paid under the agreement.  With respect to any covered products that we commercialize under the agreement, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sublicense any of the patent rights and know-how acquired pursuant to the agreement, we will be obligated to pay a portion of any consideration we receive from such sublicenses in specified circumstances.

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

The Loan and Security Agreement with SVB provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.  To the extent that any present or future credit facilities that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates.  In periods of rising interest rates when we have such debt outstanding, our interest expense would increase.  Based upon our debt outstanding of $11.0 million as of March 31, 2020, a 100 basis-point increase in the interest rate on our loan with SVB would result in approximately $0.1 million of additional interest expense on an annualized basis.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended March 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness.  The defendants’ deadline to answer, move against or otherwise respond to the consolidated amended complaint was originally scheduled for March 27, 2020, but was extended until April 17, 2020. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Except as noted below, our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.

Risks Related to Our Business, Our Financial Position and Capital Needs

Our  business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our headquarters, which is currently subject to a stay-at-home order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business has been adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented a virtual operations strategy, including telecommuting and other alternative work arrangements for all employees. The effects of the stay-at-home order and our alternative work arrangement policies may negatively impact productivity, disrupt our business and delay our pre-clinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Some of our third-party manufacturers which we use for the supply of materials for our drug candidates or other materials necessary to manufacture drug product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these studies and trials.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.  For example, we temporarily paused enrollment of subjects in our Phase 2a trial of ATI-450. While we have decided to resume enrolling subjects at one clinical trial site and plan to initiate additional clinical trial sites on an ongoing basis as the COVID-19 pandemic evolves, we may not be able to initiate additional clinical trial sites or enroll subjects, which would cause delays in our clinical trial timeline.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and impact our ability to make scheduled payments pursuant to our Loan and Security Agreement with SVB. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, social distancing requirements and business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of the impacts on our business, our preclinical and clinical development and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.

We may not be able to generate sufficient cash to service our indebtedness, including the Loan and Security Agreement with SVB.

In March 2020, we entered into the Loan and Security Agreement with SVB, pursuant to which we borrowed $11.0 million. Our obligations under the Loan and Security Agreement are secured by substantially all of our assets except for our intellectual property, and we may not encumber our intellectual property without SVB’s prior written consent. The Loan and Security Agreement contains customary representations, warranties and covenants by us, which covenants, among other things, limit our ability, subject to specified exceptions, to convey, sell, lease, transfer, assign or otherwise dispose of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; undergo specified change of control events; create, incur, assume or be liable for indebtedness; create, incur, allow or suffer any liens on our property; pay dividends and make other restricted payments; make investments; or enter into any material transactions with our affiliates. Our obligations under the Loan and Security Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial condition. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, including the impact of the COVID-19 pandemic some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the covenants and conditions of the Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and SVB could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

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

10.1+

Third Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 25, 2020).

10.2

Loan and Security Agreement, by and among the Registrant, Confluence Discovery Technologies, Inc. and Silicon Valley Bank, dated as of March 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on March 31, 2020).

10.3

Warrant to Purchase Stock, issued to Silicon Valley Bank, dated as of March 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on March 31, 2020).

10.4

Open Market Sale Agreement, dated March 13, 2020, by and between the Registrant and Jefferies LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on March 13, 2020).

10.5*	Second Amendment to Sublease, dated as of April 29, 2020, by and between the Registrant and Auxilium Pharmaceuticals, LLC.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

ACLARIS THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 7, 2020	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)