Form 10-Q
period 2020-06-30
Aclaris Therapeutics, Inc.
filed 2020-08-07
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on August 6, 2020 was 42,722,780.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$32,587	$35,937
Marketable securities	35,528	39,078
Accounts receivable, net	775	704
Prepaid expenses and other current assets	2,065	3,118
Discontinued operations - current assets	—	4,966
Total current assets	70,955	83,803
Property and equipment, net	2,230	2,470
Intangible assets	7,161	7,199
Other assets	4,653	4,825
Total assets	$84,999	$98,297
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,502	$9,917
Accrued expenses	9,344	7,721
Current portion of lease liabilities	610	637
Discontinued operations - current liabilities	2,289	4,157
Total current liabilities	17,745	22,432
Other liabilities	3,331	3,736
Long-term debt, net	10,573	—
Contingent consideration	3,435	1,668
Deferred tax liability	549	549
Total liabilities	35,633	28,385
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 42,691,114 and 41,485,638 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid‑in capital	530,061	523,505
Accumulated other comprehensive income (loss)	15	(66)
Accumulated deficit	(480,710)	(453,527)
Total stockholders’ equity	49,366	69,912
Total liabilities and stockholders’ equity	$84,999	$98,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Contract research	$1,853	$886	$3,042	$2,149
Other revenue	193	—	411	—
Total revenue	2,046	886	3,453	2,149

Costs and expenses:
Cost of revenue	1,389	994	2,658	2,201
Research and development	6,466	17,519	15,909	37,161
General and administrative	5,572	7,469	11,773	14,926
Goodwill impairment	—	18,504	—	18,504
Total costs and expenses	13,427	44,486	30,340	72,792
Loss from operations	(11,381)	(43,600)	(26,887)	(70,643)

Other income (expense), net	(189)	(85)	(11)	(315)
Loss from continuing operations	(11,570)	(43,685)	(26,898)	(70,958)
Loss from discontinued operations	(27)	(6,191)	(285)	(16,483)
Net loss	$(11,597)	$(49,876)	$(27,183)	$(87,441)

Net loss per share, basic and diluted	$(0.28)	$(1.21)	$(0.65)	$(2.12)
Weighted average common shares outstanding, basic and diluted	42,133,646	41,274,808	41,876,037	41,261,808

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$(37)	$30	$23	$64
Foreign currency translation adjustments	5	27	58	13
Total other comprehensive income (loss)	(32)	57	81	77
Comprehensive loss	$(11,629)	$(49,819)	$(27,102)	$(87,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Vesting of restricted stock units	346,582	—	(121)	—	—	(121)
Fair value of warrants issued	—	—	378	—	—	378
Unrealized gain on marketable securities	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	53	—	53
Stock-based compensation expense	—	—	3,453	—	—	3,453
Net loss	—	—	—	—	(15,586)	(15,586)
Balance at March 31, 2020	41,832,220	$—	$527,215	$47	$(469,113)	$58,149

Vesting of restricted stock units	858,894	—	(463)	—	—	(463)
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	5	—	5
Stock-based compensation expense	—	—	3,309	—	—	3,309
Net loss	—	—	—	—	(11,597)	(11,597)
Balance at June 30, 2020	42,691,114	$—	$530,061	$15	$(480,710)	$49,366

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124
Vesting of restricted stock units	58,918	—	(188)	—	—	(188)
Unrealized gain on marketable securities	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	4,862	—	—	4,862
Net loss	—	—	—	—	(37,565)	(37,565)
Balance at March 31, 2019	41,269,643	$—	$512,040	$(49)	$(329,738)	$182,253

Exercise of stock options and vesting of restricted stock units	8,927	—	(18)	—	—	(18)
Unrealized gain on marketable securities	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	27	—	27
Stock-based compensation expense	—	—	4,814	—	—	4,814
Net loss	—	—	—	—	(49,876)	(49,876)
Balance at June 30, 2019	41,278,570	$—	$516,836	$8	$(379,614)	$137,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,183)	$(87,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,182	4,457
Stock-based compensation expense	6,762	9,676
Change in fair value of contingent consideration	1,767	734
Goodwill impairment charge	—	18,504
Changes in operating assets and liabilities:
Accounts receivable	4,895	(14,509)
Prepaid expenses and other assets	890	2,579
Accounts payable	(6,026)	(583)
Accrued expenses	87	13,887
Net cash used in operating activities	(17,626)	(52,696)
Cash flows from investing activities:
Purchases of property and equipment	(141)	(525)
Purchases of marketable securities	(27,139)	(89,407)
Proceeds from sales and maturities of marketable securities	30,735	117,500
Net cash provided by (used in) investing activities	3,455	27,568
Cash flows from financing activities:
Proceeds from debt financing (including warrants), net of issuance costs	10,913	—
Finance lease payments	(92)	(240)
Proceeds from exercise of employee stock options and the issuance of stock	—	3
Net cash provided by (used in) financing activities	10,821	(237)
Net decrease in cash and cash equivalents	(3,350)	(25,365)
Cash, cash equivalents and restricted cash at beginning of period	35,937	57,019
Cash, cash equivalents and restricted cash at end of period	$32,587	$31,654
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$339	$392
Operating lease asset recorded as a result of new accounting standard	$—	$2,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In August 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL and Confluence are referred to collectively as the “Company.”  The Company is a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases. The Company currently has a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration (“FDA”) that it is not currently distributing, marketing or selling, and other investigational drug candidates.  In September 2019, the Company announced the completion of a strategic review of its business, as a result of which it refocused its resources on its immuno-inflammatory development programs.  The Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”), the Company’s non-marketed FDA-approved product.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of June 30, 2020, the Company had cash, cash equivalents and restricted cash and marketable securities of $68,115 and an accumulated deficit of $480,710. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop its preclinical compounds, and to support its discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.  The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.  If the Company is unable to raise sufficient additional capital or generate revenue from transactions with third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

The Company’s plans to further alleviate the substantial doubt about its going concern, which are probable of effectively being implemented and mitigating these conditions, primarily include its ability to control the timing and spending on its research and development programs.  The Company may also consider other plans to fund its operations including: (1) raising additional capital through debt or equity financings; (2) identifying third-party partners to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA, which may generate revenue and/or milestone payments; (3) reducing spending on one or more research and development programs by delaying or discontinuing development; and/or (4) further restructuring its operations to change its overhead structure. Finally, additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, its changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019.  The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2020.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2020.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.  Cash equivalents, which have consisted of money market accounts, commercial paper and corporate debt securities with original maturities of less than three months, are stated at fair value.  Restricted cash as of June 30, 2020 consisted of $1,753 placed in escrow pursuant to the asset purchase agreement with EPI Health, LLC (“EPI Health”) (see Note 13 for additional information).

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,754	$—	$—	$16,754
Marketable securities	—	35,528	—	35,528
Total assets	$16,754	$35,528	$—	$52,282

Liabilities:
Acquisition-related contingent consideration	$—	$—	$3,435	$3,435
Total liabilities	$—	$—	$3,435	$3,435

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,277	$—	$—	$21,277
Marketable securities	—	39,078	—	39,078
Total assets	$21,277	$39,078	$—	$60,355

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,668	$1,668
Total liabilities	$—	$—	$1,668	$1,668

As of June 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted of investments with maturities of less than three months and included a money market fund, which was valued based upon Level 1 inputs, and the Company’s marketable securities consisted of investments with maturities of more than three months and included commercial paper, corporate debt, asset-backed securities and government obligations, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the six months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.  The increase in contingent consideration of $1,767 during the six months ended June 30, 2020 was the result of updates to the Company’s assumptions as a result of the successful completion of a Phase 1 clinical trial for ATI-450.

As of June 30, 2020 and December 31, 2019, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$5,688	$2	$—	$5,690
Commercial paper	15,768	—	—	15,768
Asset-backed securities	1,408	—	(1)	1,407
U.S. government agency debt securities	12,637	26	—	12,663
Total marketable securities	$35,501	$28	$(1)	$35,528

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$7,815	$2	$—	$7,817
Commercial paper	15,129	—	—	15,129
Asset-backed securities	8,004	4	—	8,008
U.S. government agency debt securities	8,126	1	(3)	8,124
Total marketable securities	$39,074	$7	$(3)	$39,078

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2020	2019
Computer equipment	$1,317	$1,315
Finance lease right-of-use assets	435	435
Lab equipment	1,292	1,250
Furniture and fixtures	647	647
Leasehold improvements	1,200	889
Property and equipment, gross	4,891	4,536
Accumulated depreciation	(2,661)	(2,066)
Property and equipment, net	$2,230	$2,470

Depreciation expense was $297 and $393 for the three months ended June 30, 2020 and 2019, respectively, and $595 and $795 for the six months ended June 30, 2020 and 2019, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	June 30,	December 31,	June 30,	December 31,
	Life (years)	2020	2019	2020	2019
Other intangible assets	7.1	751	751	219	181
Total definite-lived intangible assets		751	751	219	181
IPR&D	na	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$219	$181

As of June 30, 2020, estimated future amortization expense is as follows:

Year Ending December 31,
2020	$37
2021	75
2022	75
2023	75
2024	75
Thereafter	195
Total	$532

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Employee compensation expenses	$2,489	$3,321
Research and development expenses	1,134	2,857
Professional fees	112	168
Payable to EPI Health	4,950	—
Other	659	1,375
Total accrued expenses	$9,344	$7,721

Payable to EPI Health

As of June 30, 2020, the Company had $4,950 payable to EPI Health (see Note 15 for additional information).

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

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2020 and December 31, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2020 or December 31, 2019.

Common Stock

As of June 30, 2020 and December 31, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2020.

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

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2020, the number of shares of common stock that may be issued under the 2015 Plan was increased by 1,451,997 shares.  As of June 30, 2020, 1,922,147 shares remained available for grant under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 443,000 stock options and 44,390 RSUs outstanding as of June 30, 2020 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 609,628 and 745,735 were outstanding as of June 30, 2020 and December 31, 2019, respectively.  Stock options granted under the 2012 Plan vested over four years and expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended
	June 30,
	2020	2019
Risk-free interest rate	0.87%	2.53%
Expected term (in years)	6.1	6.3
Expected volatility	85.19%	101.70%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2019	3,102,221	$20.33	6.55	$148
Granted	734,800	1.30
Exercised	—	—
Forfeited and cancelled	(557,222)	21.33
Outstanding as of June 30, 2020	3,279,799	$15.90	6.99	$316
Options vested and expected to vest as of June 30, 2020	3,279,799	$15.90	6.99	$316
Options exercisable as of June 30, 2020	1,897,671	$19.16	5.79	$79

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2020 was $0.93 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2020:

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Shares	Per Share

Outstanding as of December 31, 2019	3,592,915	$4.62
Granted	998,385	1.26
Vested	(1,618,634)	3.09
Forfeited and cancelled	(444,265)	4.12
Outstanding as of June 30, 2020	2,528,401	$4.36

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$252	$223	$512	$429
Research and development	939	1,721	1,755	3,315
General and administrative	2,118	2,654	4,495	5,126
Total stock-based compensation expense	$3,309	$4,598	$6,762	$8,870

As of June 30, 2020, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $8,195 and $8,604, respectively, which is expected to be recognized over weighted average periods of 1.52 years and 2.13 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(11,597)	$(49,876)	$(27,183)	$(87,441)
Denominator:
Weighted average shares of common stock outstanding	42,133,646	41,274,808	41,876,037	41,261,808
Net loss per share, basic and diluted	$(0.28)	$(1.21)	$(0.65)	$(2.12)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2019.  All share amounts presented in the table below represent the total number outstanding as of June 30, 2020 and 2019.

	June 30,
	2020	2019
Options to purchase common stock	3,279,799	4,010,423
Restricted stock unit awards	2,528,401	1,959,587
Warrants issued to SVB	460,251	—
Total potential shares of common stock	6,268,451	5,970,010

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

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
Operating Leases:	2020	2019
Gross cost	$5,213	$5,213
Accumulated amortization	(789)	(480)
Other assets	$4,424	$4,733

Other current liabilities	$567	$526
Other liabilities	3,253	3,548
Total operating lease liabilities	$3,820	$4,074

Amortization expense related to operating lease right-of-use assets and liabilities was $253 and $143 for the three months ended June 30, 2020 and 2019, respectively, and $510 and $286 for the six months ended June 30, 2020 and 2019, respectively.

Finance Leases

Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017.  The leases have terms which end in October 2020 and December 2020, respectively.

12. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary (“Mallinckrodt”) of Mallinckrodt plc in November 2018, pursuant to which Confluence provides laboratory services to Mallinckrodt in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  As of June 30, 2020 and December 31, 2019, the Company had invoiced Mallinckrodt for $292 and $57, respectively, under the master services agreement.  Mr. Reasons had no financial interest in these transactions.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE to EPI Health pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $411 and $0 during the six months ended June 30, 2020 and 2019, respectively.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20,000 in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

Agreement and Plan of Merger – Confluence

In August 2017, the Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”).  In November 2018, the Company achieved a development milestone specified in the Confluence Agreement, as a result of which the Company paid the former Confluence equity holders $2,500 in cash and issued them 253,208 shares of its common stock with a fair value of $2,200.  Under the Confluence Agreement, the Company also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75,000 based upon the achievement of specified regulatory and commercial milestones.  In addition, the Company agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

License and Collaboration Agreement – Rigel Pharmaceuticals, Inc.

In August 2015, the Company entered into an exclusive, worldwide license and collaboration agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for the development and commercialization of products containing two specified JAK inhibitors, which the Company refers to as ATI-501 and ATI-502.  Under the agreement, the Company agreed to make aggregate payments of up to $80,000 upon the achievement of specified development milestones.  In September 2019, the Company made a milestone payment of $4,000 to Rigel upon the achievement of a specified development milestone.  With respect to any products the Company commercializes under the agreement, the Company will pay Rigel quarterly tiered royalties on its annual net sales of each product at a high single-digit percentage of annual net sales, subject to specified reductions, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified countries under specified circumstances, ten years from the first commercial sale of such product.

In connection with an amendment of the agreement with Rigel in October 2019, the Company paid Rigel an amendment fee of $1,500 in three installments of $500 in each of January 2020, April 2020 and July 2020.  In addition, the parties modified certain other development milestones, and the Company agreed to increase the potential payments payable upon the achievement of such milestones from $10,000 to $10,500 in the aggregate.

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the six months ended June 30, 2020 and 2019 due to the Company’s conclusion that a valuation allowance was required for those periods.

15. Discontinued Operations

The components of loss from discontinued operations as reported in the Company’s condensed consolidated statement of operations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$—	$4,979	$—	$8,757
Total revenue, net	—	4,979	—	8,757

Costs and expenses:
Cost of revenue	—	1,709	—	3,279
Research and development	—	103	1	380
Sales and marketing	27	6,805	283	16,499
General and administrative	—	893	1	1,763
Amortization of definite-lived intangible	—	1,660	—	3,319
Total costs and expenses	27	11,170	285	25,240
Loss from discontinued operations	$(27)	$(6,191)	$(285)	$(16,483)

Net loss from discontinued operations per share, basic and diluted	$(0.00)	$(0.15)	$(0.01)	$(0.40)
Weighted average common shares outstanding, basic and diluted	42,133,646	41,274,808	41,876,037	41,261,808

The following table presents the details of product sales, net included in discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
ESKATA	$—	$272	$—	$344
RHOFADE	—	4,707	—	8,413
Total product sales, net	$—	$4,979	$—	$8,757

The following table presents information related to assets and liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	June 30,	December 31,
	2020	2019
Accounts receivable, net	$—	$4,966
Discontinued operations - current assets	$—	$4,966

Accounts payable	$36	$1,705
Accrued expenses	2,253	2,452
Discontinued operations - current liabilities	$2,289	$4,157

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s condensed consolidated statement of cash flows:

	Six Months Ended
	June 30,
	2020	2019
Depreciation and amortization	$—	$3,552
Stock-based compensation expense	—	806
Total non-cash items	$—	$4,358

The Company relied on Allergan Sales, LLC (“Allergan”) to distribute RHOFADE on its behalf pursuant to the terms of a transition services agreement.  Accounts receivable, net as of June 30, 2020 and December 31, 2019 included $0 and $4,966, respectively, related to amounts invoiced by Allergan for sales of RHOFADE.  In addition, during the three months ended June 30, 2020, in accordance with the asset purchase agreement with EPI Health (see Note 13 for additional information), the Company received cash from Allergan related to sales of RHOFADE that occurred after the date the Company sold RHOFADE to EPI Health.  Accordingly, the Company had $4,950 payable to EPI Health, which is included in accrued expenses on the Company’s condensed consolidated balance sheet as of June 30, 2020.

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

The Company’s results of operations by segment for the three and six months ended June 30, 2020 and 2019 are summarized in the tables below:

		Contract	Corporate	Total
Three Months Ended June 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$193	$3,657	$(1,804)	$2,046
Cost of revenue	—	3,082	(1,693)	1,389
Research and development	6,577	—	(111)	6,466
General and administrative	—	688	4,884	5,572
Loss from operations	$(6,384)	$(113)	$(4,884)	$(11,381)
Loss from discontinued operations	$(27)	$—	$—	$(27)

		Contract	Corporate	Total
Three Months Ended June 30, 2019	Therapeutics	Research	and Other	Company
Total revenue	$—	$3,807	$(2,921)	$886
Cost of revenue	—	3,819	(2,825)	994
Research and development	17,615	—	(96)	17,519
General and administrative	359	613	6,497	7,469
Goodwill impairment	18,504	—	—	18,504
Loss from operations	$(36,478)	$(625)	$(6,497)	$(43,600)
Loss from discontinued operations	$(5,298)	$—	$(893)	$(6,191)

		Contract	Corporate	Total
Six Months Ended June 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$411	$7,064	$(4,022)	$3,453
Cost of revenue	—	6,468	(3,810)	2,658
Research and development	16,121	—	(212)	15,909
General and administrative	—	1,440	10,333	11,773
Loss from operations	$(15,710)	$(844)	$(10,333)	$(26,887)
Loss from discontinued operations	$(284)	$—	$(1)	$(285)

		Contract	Corporate	Total
Six Months Ended June 30, 2019	Therapeutics	Research	and Other	Company
Total revenue	$—	$8,995	$(6,846)	$2,149
Cost of revenue	—	8,856	(6,655)	2,201
Research and development	37,352	—	(191)	37,161
General and administrative	477	1,145	13,304	14,926
Goodwill impairment	18,504	—	—	18,504
Loss from operations	$(56,333)	$(1,006)	$(13,304)	$(70,643)
Loss from discontinued operations	$(14,720)	$—	$(1,763)	$(16,483)

Intersegment Revenue

Revenue for the contract research segment included $4,022 and $6,846 for services performed on behalf of the therapeutics segment for the six months ended June 30, 2020 and 2019, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020. Fulcher filed an opposition to the defendants’ motion on June 15, 2020, and the defendants filed a reply to such opposition on August 4, 2020. The motion remains under judicial consideration.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative of such words or phrases, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K, in each case under the caption “Risk Factors,” and in our other filings with the Securities and Exchange Commission, or SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  We currently have a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration, or FDA, that we are not currently distributing, marketing or selling, and other investigational drug candidates. In September 2019, we announced the completion of a strategic review of our business, as a result of which we refocused our resources on our immuno-inflammatory development programs. We are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product.

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

Following the completion of the Phase 1 clinical trial, in March 2020 we initiated a Phase 2a clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-450 in subjects with moderate to severe rheumatoid arthritis. Due to the COVID-19 pandemic, we temporarily paused enrollment. We resumed enrolling subjects, and the first subject was dosed, in May 2020. At this time, we are actively recruiting for this trial. Given the continuing evolution of the COVID-19 pandemic, we now anticipate reporting data from this trial in the first half of 2021.

We are also planning to initiate a Phase 2a clinical trial of ATI-450 in cryopyrin-associated periodic syndrome (CAPS), an Ilβ-driven disease, in the second half of 2020.

We are also supporting an investigator-initiated Phase 2a, randomized, double-blind, placebo-controlled clinical trial to investigate the safety and efficacy of ATI-450, when used in addition to standard of care therapy, as a potential treatment for cytokine release syndrome in 36 hospitalized patients with COVID-19. The primary endpoint in this trial is the proportion of subjects who are free from respiratory failure by day 14. We are providing funding and clinical drug supply to the University of Kansas Medical Center, the sponsor of the trial. The first subject was dosed in August 2020.

We submitted an IND in June 2020 for ATI-1777, an investigational topical “soft” Janus kinase, or JAK, 1/3 inhibitor compound, for the treatment of moderate to severe atopic dermatitis, and now plan to progress to the first-in-human trial of ATI-1777 in subjects with moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.  We expect to initiate a Phase 1/2a multicenter, randomized, double-blind, vehicle-controlled trial to investigate the safety, tolerability, pharmacokinetics and efficacy of topically applied ATI-1777 in subjects with moderate to severe atopic dermatitis in the second half of 2020. The primary endpoint will assess efficacy at four weeks.

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We expect to file an IND for ATI-2138 in 2021.

We are pursuing strategic alternatives, including seeking a partner, to further develop, obtain regulatory approval and/or commercialize, as applicable, our drug candidate A-101 45% Topical Solution as a potential treatment for common warts, as well as ATI-501 and ATI-502, our other JAK inhibitor candidates, as potential treatments for alopecia, and ESKATA, our non-marketed FDA-approved product.

Since our inception, we have incurred significant operating losses.  Our net loss was $27.2 million for the six months ended June 30, 2020 and $161.4 million for the year ended December 31, 2019.  As of June 30, 2020, we had an accumulated deficit of $480.7 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates or ESKATA.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations.

We have historically financed our operations primarily with sales of equity securities and incurring indebtedness in the form of loans from commercial lenders.  In the near term, we expect to finance our operations through these and  other capital sources, including potential partnerships with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development of one or more of our drug candidates.

Impact of COVID-19 on Our Business

The global outbreak of COVID-19 continues to rapidly evolve. We have implemented a virtual operations strategy, including telecommuting and other alternative work arrangements for our employees, intended to protect the health and safety of our employees while enabling us to continue to develop our pipeline of drug candidates and provide contract research services to our clients. We are focused on ensuring the continuity of our operations. In March 2020, we initiated a Phase 2a clinical trial of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis. Due to the COVID-19 pandemic, we temporarily paused enrollment. We resumed enrolling subjects, and the first subject was dosed, in May 2020. At this time, we are actively recruiting for this trial. Given the continuing evolution of the COVID-19 pandemic, we now anticipate reporting data from this trial in the first half of 2021.

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our clinical trials and development programs. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

Components of Our Results of Operations

Revenue

Contract Research

We earn revenue from the provision of laboratory services to clients through Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence, our wholly-owned subsidiary.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.

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

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of ATI-450 as a potential treatment for rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to identify, research and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, investigator sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs, facilities or other indirect expenses, to specific research and development programs.

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

Our expenditures are subject to additional uncertainties, including the preparation of regulatory filings for our drug candidates, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.  We may obtain unexpected results from our clinical trials or other development activities.  We may elect to discontinue, delay or modify the development, including clinical trials, of some drug candidates or focus on others.  A change in the outcome of any of these variables with respect to the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate.  For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance, investor relations and legal functions, including stock-based compensation and travel expenses.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, and insurance costs.  We anticipate that we will incur increased director and officer insurance premiums and legal expenses associated with defending the current lawsuits described in this report.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities, interest expense related to our debt obligations and finance leases, and gains and losses on transactions denominated in foreign currencies.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change

	(In thousands)
Revenues:
Contract research	$1,853	$886	$967
Other revenue	193	—	193
Total revenue	2,046	886	1,160

Costs and expenses:
Cost of revenue	1,389	994	395
Research and development	6,466	17,519	(11,053)
General and administrative	5,572	7,469	(1,897)
Goodwill impairment	—	18,504	(18,504)
Total costs and expenses	13,427	44,486	(31,059)
Loss from operations	(11,381)	(43,600)	32,219

Other income (expense), net	(189)	(85)	(104)
Loss from continuing operations	(11,570)	(43,685)	32,115
Loss from discontinued operations	(27)	(6,191)	6,164
Net loss	$(11,597)	$(49,876)	$38,279

Revenue

Contract research revenue was $1.9 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.  Other revenue consisted of $0.2 million of royalties earned on net sales of RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, pursuant to the asset purchase agreement with EPI Health, LLC, or EPI Health.

Cost of Revenue

Cost of revenue was $1.4 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and related to providing laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	June 30,
	2020	2019	Change

	(In thousands)
ATI-450	$740	$1,184	$(444)
ATI-1777	1,102	653	449
ATI-2138	1,102	781	321
Other JAK inhibitors	186	4,765	(4,579)
A-101 45% Topical Solution	52	4,403	(4,351)
Other research and development expenses	601	686	(85)
Personnel expenses	1,744	2,592	(848)
Stock-based compensation	939	1,721	(782)
Change in contingent consideration	—	734	(734)
Total research and development expenses	$6,466	$17,519	$(11,053)

Research and development expenses for ATI-450 primarily consisted of preclinical development activities during the three months ended June 30, 2019 and initial activities for a Phase 2a clinical trial during the three months ended June 30, 2020.  Expenses for ATI-1777 were higher during the three months ended June 30, 2020 primarily due to initial activities related to a Phase 1/2a clinical trial which we expect to initiate in the second half of 2020.  Expenses for ATI-2138 were higher primarily due to preclinical development activities during the three months ended June 30, 2020.  Expenses related to our other JAK inhibitors decreased primarily as a result of the completion of several Phase 2 clinical trials of ATI-501 and ATI-502 during 2019.  Expenses related to A-101 45% Topical Solution decreased primarily due to the completion of our Phase 3 clinical trials during 2019.  Other research and development expenses, which primarily included expenses for medical affairs activities as well as drug discovery, were lower primarily as a result of lower medical affairs related activities during the three months ended June 30, 2020 primarily resulting from our clinical trials that were completed during 2019 for A-101 45% Topical Solution, ATI-501 and ATI-502.  Personnel expenses and stock-based compensation decreased due to lower headcount primarily as a result of the restructuring we announced in September 2019.  The change in contingent consideration during the three months ended June 30, 2019 was the result of updates to our assumptions as a result of the filing of an IND for ATI-450.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	June 30,
	2020	2019	Change

	(In thousands)
Personnel expenses	$1,671	$2,136	$(465)
Professional and legal fees	831	1,184	(353)
Facility and support services	422	652	(230)
Other general and administrative expenses	530	843	(313)
Stock-based compensation	2,118	2,654	(536)
Total general and administrative expenses	$5,572	$7,469	$(1,897)

Personnel and stock-based compensation expenses decreased primarily due to lower headcount.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and current lawsuits described in this report, and were lower year-over-year primarily as a result of lower legal fees.  Facility and support services included general office expenses, information technology costs and other expenses, and have decreased primarily due to lower information technology costs resulting from lower headcount.  Other general and administrative expenses included travel, insurance and marketing costs, and were lower primarily due to reduced travel-related activities in light of the COVID-19 pandemic.

Goodwill Impairment

During the three months ended June 30, 2019, we performed an interim impairment analysis due to a decline in our stock price.  Our impairment analysis noted that our stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, we recorded a goodwill impairment charge of $18.5 million writing off the full balance of goodwill.

Other Income (Expense), net

Other expense, net for the three months ended June 30, 2020 was $0.2 million and primarily included interest expense related to our term loan facility with Silicon Valley Bank, or SVB, which we borrowed in March 2020, as well as interest on our finance leases, partially offset by interest income earned on our cash and investments.  Other expense, net for the three months ended June 30, 2019 was $0.1 million and primarily included interest expense incurred on our debt with Oxford Finance LLC, which we borrowed in October 2018 and repaid in full in October 2019, partially offset by interest income earned on our cash and investments.

Loss from Discontinued Operations

In September 2019, we announced the completion of a strategic review and our decision to refocus on our immuno-inflammatory development programs and to actively seek partners for our commercial products.  The condensed consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our commercial products as discontinued operations (see Note 15 to the condensed consolidated financial statements included in this report for additional information).

Comparison of Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change

	(In thousands)
Revenues:
Contract research	$3,042	$2,149	$893
Other revenue	411	—	411
Total revenue	3,453	2,149	1,304

Costs and expenses:
Cost of revenue	2,658	2,201	457
Research and development	15,909	37,161	(21,252)
General and administrative	11,773	14,926	(3,153)
Goodwill impairment	—	18,504	(18,504)
Total costs and expenses	30,340	72,792	(42,452)
Loss from operations	(26,887)	(70,643)	43,756

Other income (expense), net	(11)	(315)	304
Loss from continuing operations	(26,898)	(70,958)	44,060
Loss from discontinued operations	(285)	(16,483)	16,198
Net loss	$(27,183)	$(87,441)	$60,258

Revenue

Contract research revenue was $3.0 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.  Other revenue consisted of $0.4 million of royalties earned on net sales of RHOFADE pursuant to the asset purchase agreement with EPI Health.

Cost of Revenue

Cost of revenue was $2.7 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively, and related to providing laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Six Months Ended
	June 30,
	2020	2019	Change

	(In thousands)
ATI-450	$2,734	$3,419	$(685)
ATI-1777	1,859	2,372	(513)
ATI-2138	1,603	1,683	(80)
Other JAK inhibitors	635	8,691	(8,056)
A-101 45% Topical Solution	532	9,863	(9,331)
Other research and development expenses	1,356	1,826	(470)
Personnel expenses	3,668	5,258	(1,590)
Stock-based compensation	1,755	3,315	(1,560)
Change in contingent consideration	1,767	734	1,033
Total research and development expenses	$15,909	$37,161	$(21,252)

Research and development expenses for ATI-450 during the six months ended June 30, 2019 primarily consisted of preclinical development activities and activities related to a Phase 1 clinical trial that was completed in January 2020. Research and development expenses for ATI-450 during the six months ended June 30, 2020 primarily consisted of initial activities for a Phase 2a clinical trial.  Expenses for ATI-1777 were lower primarily due to the completion of preclinical development activities.  Expenses for ATI-2138 were comparable period over period as we completed early stage development work on candidate selection in 2019 and began preclinical development activities during the six months ended June 30, 2020.  Expenses related to our other JAK inhibitors decreased primarily as a result of the completion of several Phase 2 clinical trials of ATI-501 and ATI-502 during 2019.  Expenses related to A-101 45% Topical Solution decreased primarily due to the completion of our Phase 3 clinical trials during 2019.  Other research and development expenses, which primarily included expenses for medical affairs activities as well as drug discovery, were lower primarily as a result of lower medical affairs related activities during the six months ended June 30, 2020 primarily resulting from our clinical trials that were completed during 2019 for A-101 45% Topical Solution, ATI-501 and ATI-502.  Personnel expenses and stock-based compensation decreased due to lower headcount primarily as a result of the restructuring we announced in September 2019.  The change in contingent consideration during the six months ended June 30, 2020 was the result of updates to our assumptions as a result of the completion of a successful Phase 1 clinical trial for ATI-450, while the change in contingent consideration during the six months ended June 30, 2019 was the result of updates to our assumptions as a result of the filing of an IND for ATI-450.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Six Months Ended
	June 30,
	2020	2019	Change

	(In thousands)
Personnel expenses	$3,268	$4,590	$(1,322)
Professional and legal fees	1,949	2,417	(468)
Facility and support services	933	1,356	(423)
Other general and administrative expenses	1,128	1,437	(309)
Stock-based compensation	4,495	5,126	(631)
Total general and administrative expenses	$11,773	$14,926	$(3,153)

Personnel and stock-based compensation expenses decreased primarily due to lower headcount.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and current lawsuits described in this report, and were lower year-over-year primarily as a result of lower legal fees.  Facility and support services included general office expenses, information technology costs and other expenses, and have decreased primarily due to lower information technology costs resulting from lower headcount.  Other general and administrative expenses included travel, insurance and marketing costs, and were lower primarily due to reduced travel-related activities in light of the COVID-19 pandemic.

Goodwill Impairment

During the six months ended June 30, 2019, we performed an interim impairment analysis due to a decline in our stock price.  Our impairment analysis noted that our stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, we recorded a goodwill impairment charge of $18.5 million writing off the full balance of goodwill.

Other Income (Expense), net

Other expense, net for the six months ended June 30, 2020 was $11,000 and primarily included interest expense related to our term loan facility with SVB which we borrowed in March 2020, as well as interest on our finance leases, substantially offset by interest income earned on our cash and investments.  Other expense, net for the six months ended June 30, 2019 was $0.3 million and primarily included interest expense incurred on our debt with Oxford Finance LLC, which we borrowed in October 2018 and repaid in full in October 2019, partially offset by interest income earned on our cash and investments.

Loss from Discontinued Operations

In September 2019, we announced the completion of a strategic review and our decision to refocus on our immuno-inflammatory development programs and to actively seek partners for our commercial products.  The condensed consolidated financial statements have been recast for all periods presented to reflect the assets, liabilities, revenue and expenses related to our commercial products as discontinued operations (see Note 15 to the condensed consolidated financial statements included in this report for additional information).

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

As of June 30, 2020, we had cash, cash equivalents and restricted cash and marketable securities of $68.1 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our term loan facility, lease obligations, and contingent obligations under acquisition and intellectual property licensing agreements, which are summarized below under “Contractual Obligations and Commitments.”

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

The Loan and Security Agreement contains a customary covenant that limits our ability, subject to specified exceptions, to incur additional indebtedness without the prior consent of SVB.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash used in operating activities	$(17,626)	$(52,696)
Net cash provided by (used in) investing activities	3,455	27,568
Net cash provided by (used in) financing activities	10,821	(237)
Net decrease in cash and cash equivalents	$(3,350)	$(25,365)

Operating Activities

During the six months ended June 30, 2020, operating activities used $17.6 million of cash primarily resulting from our net loss of $27.2 million, partially offset by non-cash adjustments of $9.7 million.  Net cash used by changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted of a $5.9 million net decrease in accounts payable and accrued expenses, which were partially offset by a $4.9 million decrease in accounts receivable and a $0.9 million decrease in prepaid expenses and other assets.  The decrease in accounts receivable was primarily the result of cash received from Allergan Sales, LLC, or Allergan, related to sales of RHOFADE made during the year ended December 31, 2019.  The decrease in prepaid expenses and other assets was primarily due to amortization of the premiums for our corporate insurance policies, which we expense equally over the policy term.  The net decrease in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of December 31, 2019, which were partially offset by cash received from Allergan which related to sales of RHOFADE that occurred after the date we sold RHOFADE to EPI Health.  Accordingly, we had $4.9 million payable to EPI Health as of June 30, 2020, which is included in accrued expenses on our condensed consolidated balance sheet.  Expenses incurred, as of December 31, 2019, and paid during the six months ended June 30, 2020, primarily included employee annual merit bonuses, as well as expenses related to preclinical development and Phase 1 clinical trial activities for ATI-450, and preclinical development activities for ATI-1777 and ATI-2138.  Non-cash expenses of $9.7 million were composed of stock-based compensation expense of $6.8 million, a charge of $1.7 million related to the change in contingent consideration and depreciation and amortization expense of $1.2 million.

During the six months ended June 30, 2019, operating activities used $52.7 million of cash primarily resulting from our net loss of $87.4 million, partially offset by non-cash adjustments of $33.4 million.  Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted of a $13.3 million increase in accounts payable and accrued expenses and a $2.9 million decrease in prepaid expenses and other assets, which were partially offset by a $14.5 million increase in accounts receivable.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of June 30, 2019, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of June 30, 2019 primarily included sales discounts and allowances related to sales of RHOFADE, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical Solution, our Phase 2 clinical trials for ATI-501 and ATI-502 and preclinical development activities for ATI-450.  The decrease in prepaid expenses and other assets was due to research and development activities primarily related to preclinical development activities for ATI-450 and ATI-502 which concluded during the six months ended June 30, 2019 and sales and marketing expenses related to our national sales meeting which was held during the six months ended June 30, 2019.  The increase in accounts receivable was primarily the result of sales of RHOFADE.  Non-cash expenses of $33.4 million were composed of a goodwill impairment charge of $18.5 million, stock-based compensation expense of $9.7 million, a charge of $0.7 million related to the change in contingent consideration and depreciation and amortization expense of $4.5 million.

Investing Activities

During the six months ended June 30, 2020, investing activities provided $3.5 million of cash, consisting of proceeds from sales and maturities of marketable securities of $30.7 million, partially offset by purchases of marketable securities of $27.1 million, and purchases of equipment of $0.1 million.

During the six months ended June 30, 2019, investing activities provided $27.6 million of cash, consisting of proceeds from sales and maturities of marketable securities of $117.5 million, partially offset by purchases of marketable securities of $89.4 million, and purchases of equipment of $0.5 million.

Financing Activities

During the six months ended June 30, 2020, financing activities provided $10.8 million of cash and consisted of $10.9 million of net borrowings pursuant to the Loan and Security Agreement with SVB offset by $0.1 million of finance lease payments.

During the six months ended June 30, 2019, financing activities used $0.2 million of cash primarily related to finance lease payments.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of ATI-450 as a potential treatment for rheumatoid arthritis, other immuno-inflammatory diseases and COVID-19 and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to identify, research and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

As a publicly traded company, we incur and will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions.  We will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital or generate revenue from transactions with third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

We may raise additional capital through the sale of equity or debt securities. In such an event, our stockholders’ ownership will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a holder of our common stock.

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

In March 2020, we borrowed $11.0 million under the Loan and Security Agreement with SVB.  Amounts borrowed under the Loan and Security Agreement are subject to interest only through March 2022, after which we will be required to make principal and interest payments through the maturity date of March 2024.

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

Under a license agreement with Rigel Pharmaceuticals, Inc., or Rigel, we have agreed to make remaining aggregate payments of up to $76.0 million upon the achievement of specified development milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.5 million to Rigel upon the achievement of a second set of development milestones. In addition, in connection with the amendment of the agreement in October 2019, we paid Rigel an amendment fee of $1.5 million in three installments of $500,000 in each of January 2020, April 2020 and July 2020. With respect to any products we commercialize under the agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product developed using the licensed JAK inhibitors at a high single digit percentage of annual net sales, subject to specified reductions.

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

Under a license agreement with The Trustees of Columbia University in the City of New York, or Columbia, we are obligated to pay an annual license fee of $10,000, subject to specified adjustments for patent expenses incurred by Columbia and creditable against any royalties that may be paid under the license agreement.  We are also obligated to pay up to an aggregate of $11.6 million upon the achievement of specified commercial milestones, including specified levels of net sales of products covered by Columbia patent rights and/or know-how, and royalties at a sub-single-digit percentage of annual net sales of products covered by Columbia patent rights and/or know-how, subject to specified adjustments.  If we sublicense any of Columbia’s patent rights and know-how acquired pursuant to the agreement, we will be obligated to pay Columbia a portion of any consideration we receive from such sublicense in specified circumstances.

Under a merger agreement with Confluence, we are obligated to make remaining aggregate payments of up to $75.0 million upon the achievement of specified regulatory and commercialization milestones.  With respect to any covered products we commercialize, we are obligated to pay a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  If we sell, license or transfer any of the intellectual property acquired pursuant to the agreement, we will be obligated to pay a portion of any consideration we receive from such sale, license or transfer in specified circumstances.

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. We will cease to be an emerging growth company as of December 31, 2020.

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

The Loan and Security Agreement with SVB provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.  To the extent that any present or future credit facilities that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates.  In periods of rising interest rates when we have such debt outstanding, our interest expense would increase.  Based upon our debt outstanding of $11.0 million as of June 30, 2020, a 100 basis-point increase in the interest rate on our loan with SVB would result in approximately $0.1 million of additional interest expense on an annualized basis.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended June 30, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020. Fulcher filed an opposition to the defendants’ motion on June 15, 2020, and the defendants filed a reply to such opposition on August 4, 2020. The motion remains under judicial consideration.

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

Our business has been adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, which, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented a virtual operations strategy, including telecommuting and other alternative work arrangements for all employees. The effects of our alternative work arrangement policies may negatively impact productivity, disrupt our business and delay our preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, executive and similar government orders, and business shutdowns, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Some of our third-party manufacturers which we use for the supply of materials for our drug candidates or other materials necessary to manufacture drug product to conduct preclinical studies and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these studies and trials.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.  For example, in March 2020, we initiated a Phase 2a clinical trial of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis. Due to the COVID-19 pandemic, we temporarily paused enrollment. We resumed enrolling subjects, and the first subject was dosed, in May 2020. At this time, we are actively recruiting for this trial. Given the continuing evolution of the COVID-19 pandemic, we now anticipate reporting data from this trial in the first half of 2021.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and impact our ability to make scheduled payments pursuant to our Loan and Security Agreement with SVB. In addition, a recession or market correction resulting from the further spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, stay-at-home orders, social distancing requirements and business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of the impacts on our business, our preclinical and clinical development and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, including the impact of the COVID-19 pandemic, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the covenants and conditions of the Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and SVB could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Risks Related to Ownership of Our Common Stock

Exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Our amended and restated certificate of incorporation and amended and restated bylaws further provide any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Document

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on October 13, 2015).

3.2

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 24, 2020).

10.1

Second Amendment to Sublease, dated as of April 29, 2020, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 7, 2020).

10.2*#	First Amendment to Clinical and Commercial Supply Agreement, dated as of June 12, 2020, by and between the Registrant and PeroxyChem LLC.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because such portions, indicated by asterisks, are both not material and would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: August 7, 2020	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 7, 2020	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)