Form 10-Q
period 2020-09-30
Aclaris Therapeutics, Inc.
filed 2020-11-04
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on October 31, 2020 was 42,919,291.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$23,643	$34,187
Restricted cash	1,753	1,750
Marketable securities	29,834	39,078
Accounts receivable, net	887	704
Prepaid expenses and other current assets	1,880	3,118
Discontinued operations - current assets	—	4,966
Total current assets	57,997	83,803
Property and equipment, net	1,920	2,470
Intangible assets	7,142	7,199
Other assets	4,843	4,825
Total assets	$71,902	$98,297
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,081	$9,917
Accrued expenses	3,816	7,721
Current portion of lease liabilities	591	637
Discontinued operations - current liabilities	3,300	4,157
Total current liabilities	12,788	22,432
Other liabilities	3,134	3,736
Long-term debt, net	10,613	—
Contingent consideration	4,061	1,668
Deferred tax liability	549	549
Total liabilities	31,145	28,385
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 42,916,387 and 41,485,638 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid‑in capital	532,170	523,505
Accumulated other comprehensive loss	(44)	(66)
Accumulated deficit	(491,369)	(453,527)
Total stockholders’ equity	40,757	69,912
Total liabilities and stockholders’ equity	$71,902	$98,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Contract research	$1,331	$983	$4,373	$3,132
Other revenue	118	—	529	—
Total revenue	1,449	983	4,902	3,132

Costs and expenses:
Cost of revenue	1,189	826	3,847	3,028
Research and development	6,866	16,183	22,775	53,334
General and administrative	3,859	6,838	15,632	21,771
Goodwill impairment	—	—	—	18,504
Total costs and expenses	11,914	23,847	42,254	96,637
Loss from operations	(10,465)	(22,864)	(37,352)	(93,505)

Other expense, net	(194)	(274)	(205)	(589)
Loss from continuing operations	(10,659)	(23,138)	(37,557)	(94,094)
Loss from discontinued operations	—	(32,181)	(285)	(48,666)
Net loss	$(10,659)	$(55,319)	$(37,842)	$(142,760)

Net loss per share, basic and diluted	$(0.25)	$(1.34)	$(0.90)	$(3.46)
Weighted average common shares outstanding, basic and diluted	42,802,582	41,364,387	42,187,140	41,296,377

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$(24)	$(23)	$(1)	$41
Foreign currency translation adjustments	(36)	14	22	27
Total other comprehensive income (loss)	(60)	(9)	21	68
Comprehensive loss	$(10,719)	$(55,328)	$(37,821)	$(142,692)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Vesting of restricted stock units	346,582	—	(121)	—	—	(121)
Fair value of warrants issued	—	—	378	—	—	378
Unrealized gain on marketable securities	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	53	—	53
Stock-based compensation expense	—	—	3,453	—	—	3,453
Net loss	—	—	—	—	(15,586)	(15,586)
Balance at March 31, 2020	41,832,220	$—	$527,215	$47	$(469,113)	$58,149

Vesting of restricted stock units	858,894	—	(463)	—	—	(463)
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	5	—	5
Stock-based compensation expense	—	—	3,309	—	—	3,309
Net loss	—	—	—	—	(11,597)	(11,597)
Balance at June 30, 2020	42,691,114	$—	$530,061	$15	$(480,710)	$49,366

Vesting of restricted stock units	103,689	—	(95)	—	—	(95)
Issuance of common stock in connection with equity purchase agreement	121,584	—	263	—	—	263
Unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Foreign currency translation adjustment	—	—	—	(35)	—	(35)
Stock-based compensation expense	—	—	1,941	—	—	1,941
Net loss	—	—	—	—	(10,659)	(10,659)
Balance at September 30, 2020	42,916,387	$—	$532,170	$(44)	$(491,369)	$40,757

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124
Vesting of restricted stock units	58,918	—	(188)	—	—	(188)
Unrealized gain on marketable securities	—	—	—	34	—	34
Foreign currency translation adjustment	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	4,862	—	—	4,862
Net loss	—	—	—	—	(37,565)	(37,565)
Balance at March 31, 2019	41,269,643	$—	$512,040	$(49)	$(329,738)	$182,253

Exercise of stock options and vesting of restricted stock units	8,927	—	(18)	—	—	(18)
Unrealized gain on marketable securities	—	—	—	30	—	30
Foreign currency translation adjustment	—	—	—	27	—	27
Stock-based compensation expense	—	—	4,814	—	—	4,814
Net loss	—	—	—	—	(49,876)	(49,876)
Balance at June 30, 2019	41,278,570	$—	$516,836	$8	$(379,614)	$137,230

Exercise of stock options and vesting of restricted stock units	102,241	—	53	—	—	53
Unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,320	—	—	3,320
Net loss	—	—	—	—	(55,319)	(55,319)
Balance at September 30, 2019	41,380,811	$—	$520,209	$(1)	$(434,933)	$85,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(37,842)	$(142,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,773	6,089
Stock-based compensation expense	8,703	12,996
Change in fair value of contingent consideration	2,393	734
Goodwill impairment charge	—	18,504
Intangible asset impairment charge	—	27,638
Changes in operating assets and liabilities:
Accounts receivable	4,783	(13,003)
Prepaid expenses and other assets	1,303	3,880
Accounts payable	(5,448)	3,050
Accrued expenses	(5,441)	6,817
Net cash used in operating activities	(29,776)	(76,055)
Cash flows from investing activities:
Purchases of property and equipment	(445)	(1,347)
Purchases of marketable securities	(39,898)	(121,303)
Proceeds from sales and maturities of marketable securities	49,035	171,891
Net cash provided by investing activities	8,692	49,241
Cash flows from financing activities:
Proceeds from debt financing (including warrants), net of issuance costs	10,913	—
Finance lease payments	(128)	(392)
Deferred issuance costs	(242)	—
Proceeds from exercise of employee stock options and the issuance of stock	—	85
Net cash provided by (used in) financing activities	10,543	(307)
Net decrease in cash, cash equivalents and restricted cash	(10,541)	(27,121)
Cash, cash equivalents and restricted cash at beginning of period	35,937	57,019
Cash, cash equivalents and restricted cash at end of period	$25,396	$29,898
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$207
Operating lease asset recorded as a result of new accounting standard	$—	$2,132
Fair value of common stock issued in connection with equity purchase agreement	$263	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In August 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL and Confluence are referred to collectively as the “Company.”  The Company is a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases. The Company currently has a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration (“FDA”) that it is not currently distributing, marketing or selling.  In September 2019, the Company announced the completion of a strategic review of its business, as a result of which it refocused its resources on its immuno-inflammatory development programs.  The Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”), the Company’s non-marketed FDA-approved product.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of September 30, 2020, the Company had cash, cash equivalents, restricted cash and marketable securities of $55.2 million and an accumulated deficit of $491.4 million. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop its preclinical compounds, and to support its discovery efforts.

The Company has taken a number of actions to support its operations and meet its liquidity needs.  In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA.  As a result of this decision, the Company restructured its operations and reduced its workforce, which lowered operating costs.  In October 2019, the Company sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to further its focus on its development programs and improve cash flow.  In March 2020, the Company borrowed $11.0 million under a term loan facility with Silicon Valley Bank. In August 2020, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15.0 million of shares of its common stock over the 36-month term of the Purchase Agreement.

The Company’s plans to further address its liquidity needs primarily include its ability to control the timing and spending on its research and development programs.  The Company may also consider other plans to fund its operations including: (1) raising additional capital through debt or equity financings; (2) identifying third-party partners to further develop, obtain marketing approval for and/or commercialize its drug candidates and ESKATA, which may generate revenue and/or milestone payments; (3) reducing spending on one or more research and development programs by delaying or discontinuing development; and/or (4) further restructuring its operations to change its overhead structure.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its consolidated financial statements are issued.  As of the report date, the Company does not believe that substantial doubt exists about its ability to continue as a going concern.  The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”).  The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, ATIL and Confluence.  All significant intercompany transactions have been eliminated.  Based upon the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the condensed consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, research and development expenses, contingent consideration and the valuation of stock-based awards.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  The COVID-19 pandemic has resulted in a global slowdown in economic activity.  As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities.  Actual results could differ from the Company’s estimates.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, its changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019.  The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP.  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2020.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2020.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents.  Cash equivalents, which have consisted of money market accounts, commercial paper and corporate debt securities, are stated at fair value.  Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statements of cashflows as of September 30, 2020 and 2019 includes $1.8 million and $0, respectively, of restricted cash, consisting of funds in escrow pursuant to the asset purchase agreement with EPI Health, LLC (“EPI Health”) (see Note 13).  In October 2020, the cash in escrow was released to the Company in accordance with the asset purchase agreement.

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

Contract Research

The Company earns contract research revenue from the provision of laboratory services to clients through Confluence, its wholly-owned subsidiary.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.  Revenue related to these contracts is generally recognized as the laboratory services are performed, based upon the rates specified in the contracts.  Under ASC Topic 606, the Company elected to apply the “right to invoice” practical expedient when recognizing contract research revenue and as such, recognizes revenue in the amount which it has the right to invoice.  ASC Topic 606 also provides an optional exemption, which the Company has elected to apply, from disclosing remaining performance obligations when revenue is recognized from the satisfaction of the performance obligation in accordance with the “right to invoice” practical expedient.

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

Milestone Payments – At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the amount allocated to the license of intellectual property.  Milestone payments that are not within the control of the Company or the counterparty, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

Intangible Assets

Intangible assets include both definite-lived and indefinite-lived assets.  Definite-lived intangible assets consist of a drug discovery technology platform the Company acquired through the acquisition of Confluence. Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up.  If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Indefinite-lived intangible assets consist of an in-process research and development (“IPR&D”) drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D is either amortized over its estimated useful life beginning when the underlying drug candidate is approved and launched commercially or expensed immediately if development of the drug candidate is abandoned.

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

Contingent Consideration

The Company initially recorded a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, at its estimated fair value on the date of acquisition.  The ultimate amount of future payments, if any, is based on criteria such as sales performance and the achievement of certain regulatory and sales milestones.  The Company estimates the fair value of the contingent consideration liability related to the achievement of regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  The Company estimates the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payments to their present values using a credit-risk-adjusted interest rate.  Significant assumptions used in the Company’s estimates include the probability of success of both achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and ranged between 4% and 15%.  The Company evaluates fair value estimates of contingent consideration liabilities on a periodic basis.  Any change in fair value reflects new information about the likelihood of the payment of the contingent consideration and the passage of time. For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug candidate, differ from the Company’s assumptions, then the fair value of contingent consideration would be adjusted accordingly. Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in the Company’s condensed consolidated statement of operations.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,444	$3,029	$—	$22,473
Marketable securities	—	29,834	—	29,834
Total assets	$19,444	$32,863	$—	$52,307

Liabilities:
Acquisition-related contingent consideration	$—	$—	$4,061	$4,061
Total liabilities	$—	$—	$4,061	$4,061

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,277	$—	$—	$21,277
Marketable securities	—	39,078	—	39,078
Total assets	$21,277	$39,078	$—	$60,355

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,668	$1,668
Total liabilities	$—	$—	$1,668	$1,668

As of September 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs, and corporate debt securities, which were valued based upon Level 2 inputs. The Company’s marketable securities consisted of investments with maturities of more than three months and included commercial paper and corporate debt, asset-backed and U.S. government agency debt securities, which were valued based upon Level 2 inputs.  In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing is necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the nine months ended September 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.  The increase in contingent consideration of $2.4 million during the nine months ended September 30, 2020 was primarily due to updates to the Company’s assumptions as a result of the successful completion of a Phase 1 clinical trial for ATI-450 and the submission and allowance of an Investigational New Drug Application for ATI-1777.

As of September 30, 2020 and December 31, 2019, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$2,649	$—	$—	$2,649
Commercial paper	20,469	—	—	20,469
Asset-backed securities	4,166	2	—	4,168
U.S. government agency debt securities	2,547	1	—	2,548
Total marketable securities	$29,831	$3	$—	$29,834

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$7,815	$2	$—	$7,817
Commercial paper	15,129	—	—	15,129
Asset-backed securities	8,004	4	—	8,008
U.S. government agency debt securities	8,126	1	(3)	8,124
Total marketable securities	$39,074	$7	$(3)	$39,078

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Computer equipment	$1,317	$1,315
Finance lease right-of-use assets	435	435
Lab equipment	1,331	1,250
Furniture and fixtures	647	647
Leasehold improvements	1,127	889
Property and equipment, gross	4,857	4,536
Accumulated depreciation	(2,937)	(2,066)
Property and equipment, net	$1,920	$2,470

Depreciation expense was $0.3 million for each of the three months ended September 30, 2020 and 2019, and $0.9 million for each of the nine months ended September 30, 2020 and 2019.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	September 30,	December 31,	September 30,	December 31,
(In thousands, except years)	Life (years)	2020	2019	2020	2019
Other intangible assets	6.8	751	751	238	181
IPR&D	na	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$238	$181

As of September 30, 2020, estimated future amortization expense is as follows:

Year Ending
(In thousands)	December 31,
2020	$18
2021	75
2022	75
2023	75
2024	75
Thereafter	195
Total	$513

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Employee compensation expenses	$2,516	$3,321
Research and development expenses	671	2,857
Other	629	1,543
Total accrued expenses	$3,816	$7,721

7. Debt

Loan and Security Agreement – Silicon Valley Bank

In March 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”).  The Loan and Security Agreement provides for $11.0 million in term loans, of which the Company borrowed the entire amount on March 30, 2020.  The Loan and Security Agreement is secured by substantially all of the assets of the Company other than intellectual property.  In connection with the Loan and Security Agreement, the Company issued to SVB a warrant to purchase up to 460,251 shares of common stock (the “Warrant”) (see Note 8).  The proceeds of the Loan and Security Agreement were allocated to the term loan and Warrant using a relative fair value approach.

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

8. Stockholders’ Equity

Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of September 30, 2020 or December 31, 2019.

Common Stock

As of September 30, 2020 and December 31, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through September 30, 2020.

Warrants

In connection with the Loan and Security Agreement with SVB, the Company issued the Warrant to SVB.  The Warrant has an initial exercise price of $0.956 per share, subject to adjustment as provided in the Warrant. The Warrant became immediately exercisable in full upon the funding of the term loan facility. The Warrant will terminate, if not earlier exercised, on the earlier of March 29, 2030 and the closing of certain merger or other transactions in which the consideration is cash, stock of a publicly-traded acquirer or a combination thereof. The Company assigned a fair value of $0.4 million to the Warrant using a Black-Scholes valuation methodology, and also concluded that the Warrant was indexed to its own stock and therefore classified the Warrant as an equity instrument.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, the Company entered into the Purchase Agreement with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at its discretion, up to $15.0 million of shares of its common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 121,584 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million. As of September 30, 2020, the Company had not sold any shares of its common stock to Lincoln Park under the Purchase Agreement.

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2020, the number of shares of common stock that may be issued under the 2015 Plan was increased by 1,451,997 shares.  As of September 30, 2020, 2,212,858 shares remained available for grant under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 443,000 stock options and 29,062 RSUs outstanding as of September 30, 2020 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 609,628 and 745,735 were outstanding as of September 30, 2020 and December 31, 2019, respectively.  Stock options granted under the 2012 Plan vested over four years and expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Risk-free interest rate	0.87%	2.27%
Expected term (in years)	6.1	6.2
Expected volatility	85.19%	101.70%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2019	3,102,221	$20.33	6.6	$148
Granted	734,800	1.30
Exercised	—	—		—
Forfeited and cancelled	(736,258)	22.01
Outstanding as of September 30, 2020	3,100,763	$15.42	6.5	$1,143
Options vested and expected to vest as of September 30, 2020	3,100,763	$15.42	6.5	$1,143
Options exercisable as of September 30, 2020	1,960,821	$18.84	5.3	$330

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2020 was $0.93 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2020:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value

Outstanding as of December 31, 2019	3,592,915	$4.62
Granted	1,168,805	1.36
Vested	(1,764,629)	3.27	$2,404
Forfeited and cancelled	(688,734)	4.77
Outstanding as of September 30, 2020	2,308,357	$3.95

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Cost of revenue	$216	$25	$728	$454
Research and development	437	1,418	2,192	4,733
General and administrative	1,288	2,581	5,783	7,707
Total stock-based compensation expense	$1,941	$4,024	$8,703	$12,894

As of September 30, 2020, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $5.6 million and $6.7 million, respectively, which is expected to be recognized over weighted average periods of 1.4 years and 2.0 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for share and per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(10,659)	$(55,319)	$(37,842)	$(142,760)
Denominator:
Weighted average shares of common stock outstanding	42,802,582	41,364,387	42,187,140	41,296,377
Net loss per share, basic and diluted	$(0.25)	$(1.34)	$(0.90)	$(3.46)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019.  All share amounts presented in the table below represent the total number outstanding as of September 30, 2020 and 2019.

	September 30,
	2020	2019
Options to purchase common stock	3,100,763	3,573,394
Restricted stock unit awards	2,308,357	1,635,638
Warrants issued to SVB	460,251	—
Total potential shares of common stock	5,869,371	5,209,032

11. Leases

Operating Leases

Agreements for Office Space

In November 2017, the Company entered into a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania. The sublease has a term that runs through October 2023. If for any reason the lease between Chesterbrook Partners, LP (the “Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate.

In February 2019, the Company entered into a sublease agreement with a third party for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Operating Leases:
Gross cost	$5,240	$5,213
Accumulated amortization	(948)	(480)
Other assets	$4,292	$4,733

Current portion of lease liabilities	$582	$526
Other liabilities	3,052	3,548
Total operating lease liabilities	$3,634	$4,074

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended September 30, 2020 and 2019, and $0.8 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Finance Leases

Laboratory Equipment

The Company leases laboratory equipment which is used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017, and which terms ended in October 2020 and ends in December 2020, respectively.

12. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary (“Mallinckrodt”) of Mallinckrodt plc in November 2018, pursuant to which Confluence provides laboratory services to Mallinckrodt in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the nine months ended September 30, 2020 and 2019, the Company invoiced Mallinckrodt for $0.3 million and $0.1 million, respectively, under the master services agreement.  As of September 30, 2020, the Company had no outstanding accounts receivable balance from Mallinckrodt. Mr. Reasons had no financial interest in these transactions.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE to EPI Health pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.5 million and $0 during the nine months ended September 30, 2020 and 2019, respectively.  Royalty income is included in other revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

Agreement and Plan of Merger – Confluence

In August 2017, the Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”).  In November 2018, the Company achieved a development milestone specified in the Confluence Agreement, as a result of which the Company paid the former Confluence equity holders $2.5 million in cash and issued them 253,208 shares of its common stock with a fair value of $2.2 million.  Under the Confluence Agreement, the Company also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones.  In addition, the Company agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

License and Collaboration Agreement – Rigel Pharmaceuticals, Inc.

In August 2015, the Company entered into an exclusive, worldwide license and collaboration agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for the development and commercialization of products containing two specified JAK inhibitors, which the Company refers to as ATI-501 and ATI-502.  Under the agreement, the Company agreed to make aggregate payments of up to $80.0 million upon the achievement of specified development milestones.  In September 2019, the Company made a milestone payment of $4.0 million to Rigel upon the achievement of a specified development milestone.  With respect to any products the Company commercializes under the agreement, the Company will pay Rigel quarterly tiered royalties on its annual net sales of each product at a high single-digit percentage of annual net sales, subject to specified reductions, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified countries under specified circumstances, ten years from the first commercial sale of such product.

In connection with an amendment of the agreement with Rigel in October 2019, the Company paid Rigel an amendment fee of $1.5 million in three installments of $0.5 million in each of January 2020, April 2020 and July 2020.  In addition, the parties modified certain other development milestones, and the Company agreed to increase the potential payments payable upon the achievement of such milestones from $10.0 million to $10.5 million in the aggregate.

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the nine months ended September 30, 2020 and 2019 due to the Company’s conclusion that a valuation allowance was required for those periods.

15. Discontinued Operations

The components of loss from discontinued operations as reported in the Company’s condensed consolidated statement of operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues:
Product sales, net	$—	$4,977	$—	$13,734
Total revenue, net	—	4,977	—	13,734

Costs and expenses:
Cost of revenue	—	1,118	—	4,396
Research and development	—	132	1	522
Sales and marketing	—	5,897	283	22,388
General and administrative	—	960	1	2,724
Intangible asset impairment	—	27,638	—	27,638
Amortization of definite-lived intangible	—	1,107	—	4,426
Total costs and expenses	—	36,852	285	62,094
Loss from discontinued operations	—	(31,875)	(285)	(48,360)
Other expense, net	—	(306)	—	(306)
Net loss from discontinued operations	$—	$(32,181)	$(285)	$(48,666)

Net loss from discontinued operations per share, basic and diluted	$—	$(0.78)	$(0.01)	$(1.18)
Weighted average common shares outstanding, basic and diluted	42,802,582	41,364,387	42,187,140	41,296,377

The following table presents the details of product sales, net included in discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
ESKATA	$—	$(32)	$—	$312
RHOFADE	—	5,009	—	13,422
Total product sales, net	$—	$4,977	$—	$13,734

The following table presents information related to assets and liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	September 30,	December 31,
(In thousands)	2020	2019
Accounts receivable, net	$—	$4,966
Discontinued operations - current assets	$—	$4,966

Accounts payable	$1,070	$1,705
Accrued expenses	2,230	2,452
Discontinued operations - current liabilities	$3,300	$4,157

The Company relied on Allergan Sales, LLC (“Allergan”) to distribute RHOFADE on its behalf during 2019 pursuant to the terms of a transition services agreement.  Accounts receivable, net as of December 31, 2019 related to amounts invoiced by Allergan for sales of RHOFADE.

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s condensed consolidated statement of cash flows:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019
Depreciation and amortization	$—	$302
Stock-based compensation expense	—	102
Intangible asset impairment charge	—	27,638
Loss on disposal of property and equipment	—	391
Total non-cash items	$—	$28,433

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

The Company’s results of operations by segment for the three and nine months ended September 30, 2020 and 2019 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$118	$3,015	$(1,684)	$1,449
Cost of revenue	—	2,765	(1,576)	1,189
Research and development	6,973	—	(107)	6,866
General and administrative	—	672	3,187	3,859
Loss from operations	$(6,855)	$(422)	$(3,188)	$(10,465)
Loss from discontinued operations	$—	$—	$—	$—

		Contract	Corporate	Total
Three Months Ended September 30, 2019	Therapeutics	Research	and Other	Company
Total revenue	$—	$2,943	$(1,960)	$983
Cost of revenue	—	2,724	(1,898)	826
Research and development	16,245	—	(62)	16,183
General and administrative	—	956	5,882	6,838
Loss from operations	$(16,245)	$(737)	$(5,882)	$(22,864)
Loss from discontinued operations	$(30,915)	$—	$(1,266)	$(32,181)

		Contract	Corporate	Total
Nine Months Ended September 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$529	$10,079	$(5,706)	$4,902
Cost of revenue	—	9,233	(5,386)	3,847
Research and development	23,095	—	(320)	22,775
General and administrative	—	2,112	13,520	15,632
Loss from operations	$(22,566)	$(1,266)	$(13,520)	$(37,352)
Loss from discontinued operations	$(284)	$—	$(1)	$(285)

		Contract	Corporate	Total
Nine Months Ended September 30, 2019	Therapeutics	Research	and Other	Company
Total revenue	$—	$11,940	$(8,808)	$3,132
Cost of revenue	—	11,584	(8,556)	3,028
Research and development	53,585	—	(251)	53,334
General and administrative	—	2,069	19,702	21,771
Goodwill impairment	18,504	—	—	18,504
Loss from operations	$(72,089)	$(1,713)	$(19,703)	$(93,505)
Loss from discontinued operations	$(45,636)	$—	$(3,030)	$(48,666)

Intersegment Revenue

Revenue for the contract research segment included $1.7 million and $2.0 million for services performed on behalf of the therapeutics segment for the three months ended September 30, 2020 and 2019, respectively, and $5.7 million and $8.8 million for the nine months ended September 30, 2020 and 2019, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

The Company and the other defendants dispute plaintiffs’ claims in the Consolidated Securities Action and intend to defend the matter vigorously.  At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation (the “Consolidated Derivative Action”) and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ then-anticipated motion to dismiss the Consolidated Securities Action.

The defendants dispute plaintiffs’ claims in the Consolidated Derivative Action and intend to defend the matter vigorously.  At this time, the Company cannot reasonably predict the outcome or estimate potential losses, if any, that could result from this matter.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  We currently have a pipeline of drug candidates focused on immuno-inflammatory diseases, as well as one product approved by the U.S. Food and Drug Administration, or FDA, that we are not currently distributing, marketing or selling. In September 2019, we announced the completion of a strategic review of our business, as a result of which we refocused our resources on our immuno-inflammatory development programs. We are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates and ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product.

ATI-450, an Investigational Oral MK2 Inhibitor

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

Following the completion of the Phase 1 clinical trial, in March 2020 we initiated a Phase 2a clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-450 in subjects with moderate to severe rheumatoid arthritis. Our planned enrollment for this trial is up to 25 subjects. Due to the COVID-19 pandemic, we temporarily paused enrollment. We resumed enrolling subjects, and the first subject was dosed, in May 2020. Given the continuing evolution of the COVID-19 pandemic, we modified our anticipated timing for reporting data from this trial to the first half of 2021.

In November 2020, we initiated a Phase 2a open-label, single-arm clinical trial to investigate the safety, tolerability, efficacy and pharmacodynamics of ATI-450 for the maintenance of remission in subjects with cryopyrin-associated periodic syndrome, or CAPS, previously managed with anti-IL1 therapy. Our planned enrollment for this trial is up to 10 subjects. In November 2020, we filed for orphan drug designation for this indication.

We are also supporting an investigator-initiated Phase 2a, randomized, double-blind, placebo-controlled clinical trial to investigate the safety and efficacy of ATI-450, when used in addition to standard of care therapy, as a potential treatment for cytokine release syndrome in approximately 36 hospitalized patients with COVID-19. The primary endpoint in this trial is the proportion of subjects who are free from respiratory failure by day 14. We are providing funding and clinical drug supply to the University of Kansas Medical Center, the sponsor of the trial. The first subject was dosed in August 2020.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

In June 2020, we submitted an IND for ATI-1777, an investigational topical “soft” Janus kinase, or JAK, 1/3 inhibitor compound, for the treatment of moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In October 2020, we initiated a Phase 2a multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to investigate the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate or severe atopic dermatitis. Our planned enrollment for this trial is approximately 42 subjects. The first subject was dosed in October 2020.

ATI-2138, an Investigational ITJ Inhibitor

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We expect to file an IND for ATI-2138 in 2021.

Other Drug Candidates and Non-Marketed FDA-Approved Product

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

Financial Overview

Since our inception, we have incurred significant operating losses.  Our net loss was $37.8 million for the nine months ended September 30, 2020 and $161.4 million for the year ended December 31, 2019.  As of September 30, 2020, we had an accumulated deficit of $491.4 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates or ESKATA.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of COVID-19 on Our Business

The global outbreak of COVID-19 continues to rapidly evolve. We have implemented a virtual operations strategy, including teleworking and other alternative work arrangements for our employees, intended to protect the health and safety of our employees while enabling us to continue to develop our pipeline of drug candidates and provide contract research services to our clients. We are focused on ensuring the continuity of our operations. In March 2020, we initiated a Phase 2a clinical trial of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis. Due to the COVID-19 pandemic, we temporarily paused enrollment. We resumed enrolling subjects, and the first subject was dosed, in May 2020. Given the continuing evolution of the COVID-19 pandemic, we modified our anticipated timing for reporting data from this trial to the first half of 2021.

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of ATI-450 as a potential treatment for rheumatoid arthritis and CAPS and our trial of ATI-1777 as a potential treatment for moderate to severe atopic dermatitis. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates.  These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	depreciation of manufacturing equipment;
●	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities; and
●	non-cash charges related to the revaluation of contingent consideration.

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of ATI-450 as a potential treatment for rheumatoid arthritis, CAPS and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to identify, research and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, investigator sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs, facilities or other indirect expenses, to specific research and development programs.

The successful development of our drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our drug candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable subjects;
●	the number of subjects that ultimately participate in the trials;
●	the number of doses subjects receive;
●	the impact on the recruitment, enrollment, conduct and timing of our clinical trials due to the COVID-19 pandemic;
●	the duration of subject follow-up; and
●	the results of our clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation and travel expenses.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs and insurance costs.  We anticipate that we will incur increased director and officer insurance premiums and legal expenses associated with defending the current lawsuits described in this report.

Other Expense, Net

Other expense, net primarily consists of interest earned on our cash, cash equivalents and marketable securities, interest expense related to our debt obligations and finance leases, and gains and losses on transactions denominated in foreign currencies.

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

Contract Research

Revenue related to laboratory services is generally recognized as the laboratory services are performed, based upon the rates specified in the contracts.  Under ASC Topic 606, we elected to apply the “right to invoice” practical expedient when recognizing contract research revenue and as such, recognize revenue in the amount which we have the right to invoice.  ASC Topic 606 also provides an optional exemption, which we have elected to apply, from disclosing remaining performance obligations when revenue is recognized from the satisfaction of the performance obligation in accordance with the “right to invoice” practical expedient.

Intangible Assets

Our intangible assets include both definite-lived and indefinite-lived assets.  Our definite-lived intangible assets consist of a drug discovery technology platform acquired through the acquisition of Confluence.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Our indefinite-lived intangible assets consist of an in-process research and development, or IPR&D, drug candidate also acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially or expensed immediately if development of the drug candidate is abandoned.

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

Contingent Consideration

We initially recorded a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, at its estimated fair value on the date of acquisition.  The ultimate amount of future payments, if any, is based on criteria such as sales performance and the achievement of certain regulatory and sales milestones.  We estimate the fair value of the contingent consideration liability related to the achievement of regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  We estimate the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.  Significant assumptions used in our estimates include the probability of success of both achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and ranged between 4% and 15%.  We evaluate fair value estimates of contingent consideration liabilities on a periodic basis.  Any change in fair value reflects new information about the likelihood of the payment of the contingent consideration and the passage of time. For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug candidate, differ from our assumptions, then the fair value of contingent consideration would be adjusted accordingly. Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in our condensed consolidated statement of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Contract research	$1,331	$983	$348
Other revenue	118	—	118
Total revenue	1,449	983	466

Costs and expenses:
Cost of revenue	1,189	826	363
Research and development	6,866	16,183	(9,317)
General and administrative	3,859	6,838	(2,979)
Total costs and expenses	11,914	23,847	(11,933)
Loss from operations	(10,465)	(22,864)	12,399

Other expense, net	(194)	(274)	80
Loss from continuing operations	(10,659)	(23,138)	12,479
Loss from discontinued operations	—	(32,181)	32,181
Net loss	$(10,659)	$(55,319)	$44,660

Revenue

Contract research revenue was $1.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.  Other revenue for the three months ended September 30, 2020 consisted of $0.1 million of royalties earned on net sales of RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, pursuant to the asset purchase agreement with EPI Health, LLC, or EPI Health.

Cost of Revenue

Cost of revenue was $1.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and related to providing laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	September 30,
(In thousands)	2020	2019	Change
ATI-450	$2,216	$2,199	$17
ATI-1777	694	362	332
ATI-2138	599	330	269
Other JAK inhibitors	—	1,881	(1,881)
A-101 45% Topical Solution	27	2,353	(2,326)
Other research and development expenses	826	1,009	(183)
Personnel expenses	1,441	2,631	(1,190)
Stock-based compensation	437	1,418	(981)
Development milestone	—	4,000	(4,000)
Change in contingent consideration	626	—	626
Total research and development expenses	$6,866	$16,183	$(9,317)

Research and development expenses for ATI-450 during the three months ended September 30, 2019 primarily consisted of preclinical development activities and activities related to a Phase 1 clinical trial that was completed in January 2020.  ATI-450 expenses during the three months ended September 30, 2020 primarily consisted of costs associated with multiple clinical trials, including a Phase 2a trial in subjects with rheumatoid arthritis.  Expenses for ATI-1777 were higher during the three months ended September 30, 2020 due to initial activities related to a Phase 2a clinical trial which began enrollment in October 2020.  Expenses for ATI-2138 were higher during the three months ended September 30, 2020 primarily due to preclinical development activities to support an IND submission.  Expenses related to other JAK inhibitors decreased primarily as a result of the completion of several Phase 2 clinical trials of ATI-501 and ATI-502 during 2019.  Expenses related to A-101 45% Topical Solution decreased primarily due to the completion of our Phase 3 clinical trials during 2019.  Personnel expenses and stock-based compensation decreased due to lower headcount primarily as a result of the restructuring we announced in September 2019.  In September 2019, we made a milestone payment of $4.0 million to Rigel Pharmaceuticals, Inc., or Rigel, upon the achievement of a development milestone. The change in contingent consideration during the three months ended September 30, 2020 was the result of updates to our assumptions as a result of the submission and allowance of an IND for ATI-1777.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	September 30,
(In thousands)	2020	2019	Change
Personnel expenses	$861	$2,397	$(1,536)
Professional and legal fees	907	565	342
Facility and support services	362	735	(373)
Other general and administrative expenses	441	560	(119)
Stock-based compensation	1,288	2,581	(1,293)
Total general and administrative expenses	$3,859	$6,838	$(2,979)

Personnel and stock-based compensation expenses decreased primarily due to lower headcount primarily as a result of the restructuring we announced in September 2019.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and current lawsuits described in this report, and were higher primarily as a result of higher legal and accounting fees.  Facility and support services included general office expenses, information technology costs and other expenses, and have decreased primarily due to lower information technology costs resulting from lower headcount.  Other general and administrative expenses included travel and insurance costs, and were lower primarily due to reduced travel-related activities in light of the COVID-19 pandemic.

Other Expense, net

Other expense, net for the three months ended September 30, 2020 was $0.2 million and primarily included interest expense related to our term loan facility with Silicon Valley Bank, or SVB, which we borrowed in March 2020, as well as interest on our finance leases, partially offset by interest income earned on our cash and investments.  Other expense, net for the three months ended September 30, 2019 was $0.3 million and primarily included interest expense incurred on our debt with Oxford Finance LLC, which we borrowed in October 2018 and repaid in full in October 2019, partially offset by interest income earned on our cash and investments.

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

Comparison of Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Revenues:
Contract research	$4,373	$3,132	$1,241
Other revenue	529	—	529
Total revenue	4,902	3,132	1,770

Costs and expenses:
Cost of revenue	3,847	3,028	819
Research and development	22,775	53,334	(30,559)
General and administrative	15,632	21,771	(6,139)
Goodwill impairment	—	18,504	(18,504)
Total costs and expenses	42,254	96,637	(54,383)
Loss from operations	(37,352)	(93,505)	56,153

Other expense, net	(205)	(589)	384
Loss from continuing operations	(37,557)	(94,094)	56,537
Loss from discontinued operations	(285)	(48,666)	48,381
Net loss	$(37,842)	$(142,760)	$104,918

Revenue

Contract research revenue was $4.4 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively, and was comprised primarily of fees earned from the provision of laboratory services to clients through Confluence.  Other revenue during the nine months ended September 30, 2020 consisted of $0.5 million of royalties earned on net sales of RHOFADE pursuant to the asset purchase agreement with EPI Health.

Cost of Revenue

Cost of revenue was $3.8 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively, and related to providing laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019	Change
ATI-450	$4,950	$5,617	$(667)
ATI-1777	2,553	2,733	(180)
ATI-2138	1,753	456	1,297
Other JAK inhibitors	629	10,573	(9,944)
A-101 45% Topical Solution	559	12,216	(11,657)
Other research and development expenses	2,555	4,382	(1,827)
Personnel expenses	5,191	7,890	(2,699)
Stock-based compensation	2,192	4,733	(2,541)
Development milestone	—	4,000	(4,000)
Change in contingent consideration	2,393	734	1,659
Total research and development expenses	$22,775	$53,334	$(30,559)

Research and development expenses for ATI-450 during the nine months ended September 30, 2019 primarily consisted of preclinical development activities and activities related to a Phase 1 clinical trial that was completed in January 2020.  ATI-450 expenses during the nine months ended September 30, 2020 primarily consisted of costs associated with multiple clinical trials, including a Phase 2a trial in subjects with rheumatoid arthritis.  ATI-450 expenses decreased during the nine months ended September 30, 2020 due to lower preclinical development activities, partially offset by an increase in costs associated with various ongoing clinical trials.  Expenses for ATI-1777 were lower during the nine months ended September 30, 2020 primarily due to the completion of preclinical development activities, partially offset by costs associated with initial activities related to a Phase 2a clinical trial which began enrollment in October 2020.  Expenses for ATI-2138 were higher during the nine months ended September 30, 2020 primarily due to preclinical development activities to support an IND submission.  Expenses related to other JAK inhibitors decreased primarily as a result of the completion of several Phase 2 clinical trials of ATI-501 and ATI-502 during 2019.  Expenses related to A-101 45% Topical Solution decreased primarily due to the completion of our Phase 3 clinical trials during 2019.  Other research and development expenses, which primarily included expenses for medical affairs activities as well as drug discovery, were lower primarily as a result of lower medical affairs related activities during the nine months ended September 30, 2020 primarily resulting from our clinical trials that were completed during 2019 for A-101 45% Topical Solution, ATI-501 and ATI-502.  Personnel expenses and stock-based compensation decreased due to lower headcount primarily as a result of the restructuring we announced in September 2019.  In September 2019, we made a milestone payment of $4.0 million to Rigel upon the achievement of a development milestone.  The change in contingent consideration during the nine months ended September 30, 2020 was the result of updates to our assumptions as a result of the completion of a successful Phase 1 clinical trial for ATI-450 and the submission of an IND for ATI-1777, while the change in contingent consideration during the nine months ended September 30, 2019 was the result of updates to our assumptions as a result of the submission and allowance of an IND for ATI-450.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019	Change
Personnel expenses	$4,130	$6,987	$(2,857)
Professional and legal fees	2,857	2,982	(125)
Facility and support services	1,294	2,091	(797)
Other general and administrative expenses	1,568	2,004	(436)
Stock-based compensation	5,783	7,707	(1,924)
Total general and administrative expenses	$15,632	$21,771	$(6,139)

Personnel and stock-based compensation expenses decreased primarily due to lower headcount primarily as a result of the restructuring we announced in September 2019.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and current lawsuits described in this report, and were lower year-over-year primarily as a result of lower legal fees.  Facility and support services included general office expenses, information technology costs and other expenses, and have decreased primarily due to lower information technology costs resulting from lower headcount.  Other general and administrative expenses included travel and insurance costs, and were lower primarily due to reduced travel-related activities in light of the COVID-19 pandemic.

Goodwill Impairment

During the nine months ended September 30, 2019, we performed an interim impairment analysis due to a decline in our stock price.  Our impairment analysis noted that our stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, we recorded a goodwill impairment charge of $18.5 million writing off the full balance of goodwill.

Other Expense, net

Other expense, net for the nine months ended September 30, 2020 was $0.2 million and primarily included interest expense related to our term loan facility with SVB which we borrowed in March 2020, as well as interest on our finance leases, partially offset by interest income earned on our cash and investments.  Other expense, net for the nine months ended September 30, 2019 was $0.6 million and primarily included interest expense incurred on our debt with Oxford Finance LLC, which we borrowed in October 2018 and repaid in full in October 2019, partially offset by interest income earned on our cash and investments.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities in public offerings and a private placement transaction.  In March 2020, we entered into the Loan and Security Agreement with SVB.  In August 2020, we entered into an equity purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park.

As of September 30, 2020, we had cash, cash equivalents, restricted cash and marketable securities of $55.2 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

The Loan and Security Agreement contains a customary covenant that limits our ability, subject to specified exceptions, to incur additional indebtedness without the prior written consent of SVB.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park, at our discretion, up to $15.0 million of shares of our common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 121,584 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of our common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million.  As of September 30, 2020, we had not sold any shares of our common stock to Lincoln Park under the Purchase Agreement.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Net cash used in operating activities	$(29,776)	$(76,055)
Net cash provided by investing activities	8,692	49,241
Net cash provided by (used in) financing activities	10,543	(307)
Net decrease in cash, cash equivalents and restricted cash	$(10,541)	$(27,121)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $29.8 million of cash primarily resulting from our net loss of $37.8 million, partially offset by non-cash adjustments of $12.9 million.  Net cash used by changes in our operating assets and liabilities during the nine months ended September 30, 2020 consisted of a $10.9 million net decrease in accounts payable and accrued expenses, which were partially offset by a $4.8 million decrease in accounts receivable and a $1.3 million decrease in prepaid expenses and other assets.  The net decrease in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of December 31, 2019.  The decrease in accounts receivable was primarily the result of cash received from Allergan Sales, LLC, or Allergan, related to sales of RHOFADE made during the year ended December 31, 2019.  The decrease in prepaid expenses and other assets was primarily due to amortization of the premiums for our corporate insurance policies, which we expense equally over the policy term.  Expenses incurred as of December 31, 2019 and paid during the nine months ended September 30, 2020 primarily included employee annual merit bonuses, as well as expenses related to preclinical development and Phase 1 clinical trial activities for ATI-450, and preclinical development activities for ATI-1777 and ATI-2138.  Non-cash expenses of $12.9 million were composed of stock-based compensation expense of $8.7 million, a charge of $2.4 million related to the change in contingent consideration and depreciation and amortization expense of $1.8 million.

During the nine months ended September 30, 2019, operating activities used $76.1 million of cash primarily resulting from our net loss of $142.8 million, partially offset by non-cash adjustments of $66.0 million.  Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted of a $9.9 million increase in accounts payable and accrued expenses and a $3.9 million decrease in prepaid expenses and other assets, which were partially offset by a $13.0 million increase in accounts receivable.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of September 30, 2019, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of September 30, 2019 primarily included sales discounts and allowances related to sales of RHOFADE, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical Solution, our Phase 2 clinical trials for ATI-501 and ATI-502 and preclinical development and Phase 1 clinical trial activities for ATI-450.  The decrease in prepaid expenses and other assets was due to research and development activities primarily related to preclinical development activities for ATI-450 and ATI-502 which concluded during the nine months ended September 30, 2019, and reduced sales and marketing activities related to our decision to no longer use a sales force to promote RHOFADE in September 2019.  In addition, because the annual renewal of our corporate insurance policies occurred in October 2019, the balance of prepaid insurance was minimal as of September 30, 2019.  The increase in accounts receivable was primarily the result of sales of RHOFADE during the nine months ended September 2019.  Non-cash expenses of $66.0 million were composed of an intangible asset impairment charge of $27.6 million, a goodwill impairment charge of $18.5 million, stock-based compensation expense of $13.0 million, a charge of $0.7 million related to the change in contingent consideration and depreciation and amortization expense of $6.1 million.

Investing Activities

During the nine months ended September 30, 2020, investing activities provided $8.7 million of cash, consisting of proceeds from sales and maturities of marketable securities of $49.0 million, offset by purchases of marketable securities of $39.9 million and purchases of equipment of $0.4 million.

During the nine months ended September 30, 2019, investing activities provided $49.2 million of cash, consisting of proceeds from sales and maturities of marketable securities of $171.9 million, offset by purchases of marketable securities of $121.3 million and purchases of equipment of $1.3 million.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $10.5 million of cash and consisted of $10.9 million of net borrowings pursuant to the Loan and Security Agreement with SVB offset by $0.1 million of finance lease payments and $0.2 million of deferred issuance costs.

During the nine months ended September 30, 2019, financing activities used $0.3 million of cash primarily related to finance lease payments.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of ATI-450 as a potential treatment for rheumatoid arthritis, CAPS and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to identify, research and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies, the recruitment, enrollment, conduct and timing of our clinical trials and our business due to the COVID-19 pandemic;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements; and
●	the revenue earned from our commercial products as a result of licenses to, or partnerships with, third parties.

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

Under a license agreement with Rigel Pharmaceuticals, Inc., or Rigel, we have agreed to make remaining aggregate payments of up to $76.0 million upon the achievement of specified development milestones, such as clinical trials and regulatory approvals. Further, we have agreed to pay up to an additional $10.5 million to Rigel upon the achievement of a second set of development milestones. In addition, in connection with the amendment of the agreement in October 2019, we paid Rigel an amendment fee of $1.5 million in three installments of $0.5 million in each of January 2020, April 2020 and July 2020. With respect to any products we commercialize under the agreement, we will pay Rigel quarterly tiered royalties on our annual net sales of each product developed using the licensed JAK inhibitors at a high single digit percentage of annual net sales, subject to specified reductions.

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

We enter into contracts in the normal course of business with CROs and contract manufacturing organizations for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

The Loan and Security Agreement with SVB provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.  To the extent that any present or future credit facilities that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates.  In periods of rising interest rates when we have such debt outstanding, our interest expense would increase.  Based upon our debt outstanding of $11.0 million as of September 30, 2020, a 100 basis-point increase in the interest rate on our loan with SVB would result in $0.1 million of additional interest expense on an annualized basis.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended September 30, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation, or the Consolidated Derivative Action, and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the

Consolidated Derivative Action pending resolution of the defendants’ then-anticipated motion to dismiss the Consolidated Securities Action.

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

Risks Related to Our Business, Our Financial Position and Capital Needs

Our business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our headquarters, which is currently subject to a telework order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business has been adversely affected by the effects of the recent and evolving COVID-19 pandemic, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, which, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented a virtual operations strategy, including teleworking and other alternative work arrangements for all employees. The effects of our alternative work arrangement policies may negatively impact productivity, disrupt our business and delay our preclinical drug development and clinical trials and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.  For example, in March 2020, we initiated a Phase 2a clinical trial of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis. Due to the COVID-19 pandemic, we temporarily paused enrollment. We resumed enrolling subjects, and the first subject was dosed, in May 2020. Given the continuing evolution of the COVID-19 pandemic, we modified our anticipated timing for reporting data from this trial to the first half of 2021.

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

Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, including the impact of the COVID-19 pandemic, some of which may be beyond our control. We cannot guarantee that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot guarantee that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the covenants and conditions of the Loan and Security Agreement could result in an event of default, which could result in an acceleration of amounts due under the Loan and Security Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and SVB could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.

Risks Related to the Development and Potential Commercialization of Our Drug Candidates

Our clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, or serious adverse or unacceptable side effects may be identified during the development of our drug candidates, which could increase our costs or necessitate the abandonment or limitation of the development of our drug candidates or prevent or delay our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

If our drug candidates are associated with side effects in clinical trials or have characteristics that are serious or unexpected, our costs could increase or we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an institutional review board may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our drug candidates. Many drug candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the drug candidate.

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

Additionally, if we or others identify undesirable side effects caused by our drugs, a number of potentially significant negative consequences could result, including:

●	we may need to abandon the development or limit the further development of our drug candidates, including in various populations and indications;
●	regulatory authorities may withdraw approval to market such product;
●	regulatory authorities may require additional warnings on the labels;
●	a medication guide outlining the risks of such side effects for distribution to patients may be required;
●	we could be sued and held liable for harm caused to patients;
●	our reputation and physician or patient acceptance of our drug candidates, if approved, may suffer; and
●	our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates would be harmed.

For example, in June 2020 we announced our support of an investigator-initiated trial of ATI-450 in hospitalized patients with COVID-19.  Although the COVID-19 trial is not sponsored by us, the use of ATI-450 in a hospitalized and severely ill patient population may be associated with adverse events and risks that could jeopardize our development of ATI-450 in other populations and indications, including our trials in subjects with rheumatoid arthritis and CAPS.

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

10.1

Purchase Agreement, dated as of August 13, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 13, 2020).

10.2

Registration Rights Agreement, dated as of August 13, 2020, by and between the Registrant and Lincoln Park Capital Fund, LLC. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 13, 2020).

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

ACLARIS THERAPEUTICS, INC.

Date: November 4, 2020	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 4, 2020	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)