Form 10-K
period 2020-12-31
Aclaris Therapeutics, Inc.
filed 2021-02-25
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

640 Lee Road, Suite 200

Wayne, PA 19087

(484) 324-7933

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.00001 par value	ACRS	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧     No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ◻      No ⌧

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻    No ⌧

As of June 30, 2020, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $65.5 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of January 31, 2021, 51,804,258 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop our drug candidates;
●	the timing of our planned clinical trials of our drug candidates and the reporting of the results from these trials;
●	the clinical utility of our drug candidates;
●	our plans and expectations related to manufacturing capabilities and strategy;
●	our expectations regarding coverage and reimbursement of our drug candidates, if approved;
●	the timing of our regulatory filings and approvals for our drug candidates;
●	our intellectual property position;
●	our plans to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements;
●	our expectations regarding competition;
●	our expectations regarding our continued reliance on third parties;
●	the impacts of the COVID-19 pandemic on our business;
●	our expectations regarding our use of capital; and
●	our estimates regarding future revenue, expenses and needs for additional financing.

You should refer to Part I, Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and you should not place undue reliance on these forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Annual Report represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

All brand names or trademarks appearing in this Annual Report, including KINect, ESKATA and RHOFADE are the property of their respective owners. Unless the context requires otherwise, references in this report to “Aclaris,” the “Company,” “we,” “us,” and “our” refer to Aclaris Therapeutics, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  In addition to developing our novel drug candidates, we are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our novel drug candidates.

Our Drug Candidates Currently in Development

Our pipeline of drug candidates that we are currently developing is summarized in the table below. These investigational drugs were developed internally utilizing our proprietary KINect drug discovery platform.

Drug Candidate / Program	Target	Route of Administration	Indication	Development Phase
Immuno-Inflammatory Diseases
ATI-450	MK2 inhibitor	oral	rheumatoid arthritis (moderate to severe)	Phase 2
			additional immuno-inflammatory diseases	Phase 2*
			COVID-19**	Phase 2
ATI-1777	“soft” JAK 1/3 inhibitor	topical	atopic dermatitis (moderate to severe)	Phase 2
ATI-2138	ITK/TXK/JAK3 inhibitor	oral	psoriasis	Pre-IND
inflammatory bowel disease
Undisclosed- Gut Restricted Program	JAK1/JAK3 inhibitor	oral	inflammatory bowel disease	Discovery
Undisclosed- Gut Restricted Program	ITK/TXK/JAK3 inhibitor	oral	inflammatory bowel disease	Discovery

* We are currently evaluating additional potential immuno-inflammatory indications which we expect to progress directly into Phase 2.
** This is an investigator-initiated trial sponsored by the University of Kansas Medical Center.

MK2 Inhibitors, JAK Inhibitors and ITK Inhibitors as Potential Treatments for Immuno-Inflammatory Diseases

In 2017, we acquired Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities, including KINect, a proprietary drug discovery platform. This allowed us to bring early-stage research and development activities in-house that we previously outsourced to third parties. We intend to leverage these capabilities and KINect to identify potential drug candidates that we may develop independently or in collaboration with third parties. As part of the Confluence acquisition we also acquired our investigational drug candidates, ATI-450, an inhibitor of the mitogen-activated protein kinase-activated protein kinase 2, or MK2, signaling pathway, and ATI-1777, a topical “soft” Janus kinase, or JAK, inhibitor, as well as several other preclinical drug candidates including inhibitors of interleukin-2-

inducible T cell kinase, or ITK. We also earn revenue from Confluence’s provision of contract research services to third parties.

ATI-450, an Investigational Oral MK2 Inhibitor

We submitted an Investigational New Drug Application, or IND, in April 2019 for ATI-450, an investigational oral, novel, small molecule selective MK2 inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the U.S. Food and Drug Administration, or FDA, in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing ATI-450 as a potential alternative to injectable anti-TNF/IL1/IL6 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases.

We initiated a Phase 1 single (at 10mg, 30mg, 50mg and 100mg doses) and multiple ascending (at 10mg, 30mg and 50mg doses) dose clinical trial evaluating ATI-450 in 77 healthy subjects in August 2019 (ATI-450-PKPD-101). Final data from this trial demonstrated that ATI-450 resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that ATI-450 had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  ATI-450 was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received ATI-450) were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain and nausea.

ATI-450 was also evaluated at 80mg and 120mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Preliminary topline data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial also showed that increased cytokine inhibition was achieved with these higher doses of ATI-450. No serious adverse events were reported and all adverse events were mild to moderate. The most common adverse events (reported by 2 or more subjects who received ATI-450) were headache, dizziness, nausea, parasthesia and, in the post-dosing safety follow-up phase of the trial, dry skin. These adverse events were all mild in severity. A final analysis of this trial is underway.

Moderate to Severe Rheumatoid Arthritis

Following the completion of the first Phase 1 clinical trial, in March 2020 we initiated a 12-week, Phase 2a, multicenter, randomized, investigator and patient-blind, sponsor-unblinded, parallel group, placebo-controlled clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-450 in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-201). In the trial, 19 subjects were randomized in a 3:1 ratio (seventeen subjects [15 in the treatment arm and two in the placebo arm] completed treatment) and received either ATI-450 at 50 mg twice daily or placebo, in combination with methotrexate, for 12 weeks. Preliminary topline data from this trial showed that ATI-450 demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. ATI-450 was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, elevated lipids and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to palpitations, which were unrelated to the trial medication, and an elevated creatine phosphokinase, or CPK, which was determined by the site investigator to be treatment-related. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was one non-treatment-related serious adverse event (COVID-19) reported in the four-week safety follow-up phase of the trial in a subject who was no longer receiving treatment.

An interim analysis (11 treatment, two placebo) of ex vivo stimulated cytokines from blood samples taken from the treatment arm showed a marked and durable inhibition of TNFα, IL1β, IL6, and IL8 over the 12 week dosing period. Similarly, analysis of endogenous inflammation biomarkers also demonstrated a marked and sustained inhibition of median concentrations of hsCRP, TNFα, IL6, IL8 and MIP1β in the treatment arm over the 12-week period.

We plan to submit for publication a full analysis of the Phase 2a data in a peer-reviewed scientific journal which will include data from other secondary and exploratory endpoints evaluated in the trial, including the four-week safety follow-up data and a full analysis of MRI, pharmacodynamic and pharmacokinetic data. Based on the results observed in the Phase 2a trial, we intend to progress ATI-450 into a Phase 2b trial in moderate to severe rheumatoid arthritis in the second half of 2021.

Cryopyrin-associated Periodic Syndrome

In November 2020, we initiated a Phase 2a multicenter, open-label, single-arm clinical trial to investigate the safety, tolerability, efficacy and pharmacodynamics of ATI-450 for the maintenance of remission in subjects with cryopyrin-associated periodic syndrome, or CAPS, previously managed with anti-IL1 therapy (ATI-450-CAPS-201). Due to the COVID-19 pandemic, subject enrollment in this trial was paused. As a result of the ongoing pandemic and given the positive preliminary topline data from the ATI-450-RA-201 trial, we have decided to focus our efforts and resources on other immuno-inflammatory diseases.

COVID-19

We also supported an investigator-initiated Phase 2a, randomized, double-blind, placebo-controlled clinical trial to investigate the safety and efficacy of ATI-450, when used in addition to standard of care therapy, as a potential treatment for cytokine release syndrome in hospitalized patients with COVID-19. The primary endpoint in this trial is the proportion of subjects who are free from respiratory failure by day 14. We provided funding and clinical drug supply to the University of Kansas Medical Center, the sponsor of the trial. The trial included 20 subjects and is completed. We expect data to be available in the first half of 2021.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

In June 2020, we submitted an IND for ATI-1777, an investigational topical “soft” JAK 1/3 inhibitor compound, for the treatment of moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). We expect data to be available mid-year 2021.

ATI-2138, an Investigational ITJ Inhibitor

We are also developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We expect to file an IND for ATI-2138 in the second half of 2021.

Our Other Drug Candidates

We continue to seek third-party partners for our dermatology investigational drug candidate A-101 45% Topical Solution as a potential treatment for common warts (verruca vulgaris).

Manufacturing and Supply

We do not have any manufacturing facilities.  We rely on third parties for the manufacture of preclinical and clinical supplies for our drug candidates.

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

With respect to ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis, there are several different types of therapies in the rheumatoid arthritis market. Medications for the treatment of rheumatoid arthritis currently fall into two categories: drugs that ease symptoms such as nonsteroidal anti-inflammatory drugs and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids and disease-modifying anti-rheumatic drugs, or DMARDs. Disease-modifying drugs include conventional DMARDs such as methotrexate, sulfasalazine, leflunomide, hydroxychloroquine, biologic DMARDs (monoclonal antibodies which inhibit targets such as TNF, IL1, IL6 and costimulatory signaling mechanisms), and targeted synthetic DMARDs such as JAK inhibitors. These types of drugs are produced and sold by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Merck, Pfizer, and Roche, among others. In addition, we are aware of a number of companies developing and conducting clinical trials for investigational drug candidates, including biosimilars, that, if approved, could compete with ATI-450, if approved, for the treatment of rheumatoid arthritis.

With respect to ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, injectable and oral methotrexate products, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and over-the-counter, or OTC, topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold by large pharmaceutical companies, including Sanofi and Regeneron Pharmaceuticals, Inc., and Pfizer. In addition, we are aware of a number of companies including large pharmaceutical companies, such as AbbVie, Eli Lilly, Novartis, Incyte, Pfizer and LEO Pharma A/S developing and conducting clinical trials for investigational drug candidates, that, if approved, could compete with ATI-1777, if approved, for the treatment of atopic dermatitis.

The commercial opportunity for our drug candidates, if approved, could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drug we may develop. Our competitors also may obtain FDA or other regulatory approval for their drug candidates more rapidly than our potential third-party partners may obtain approval for our drug candidates, which could result in our competitors establishing a strong market position before our drug candidates are able to enter the market.

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

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our drug candidates and to operate without infringing the proprietary rights of others. We seek to avoid the latter by monitoring patents and publications that may affect our business, and to the extent we identify such developments, evaluating and taking appropriate courses of action. Our policy is to protect our proprietary position by, among other methods, filing patent applications on inventions that are important to the development and conduct of our business with the U.S. Patent and Trademark Office, or USPTO, and its foreign counterparts.

With respect to our MK2 signaling pathway inhibitor development program, we own numerous issued patents and pending applications to novel MK2 pathway inhibitors, including our lead candidate ATI-450, and various methods of use that expire, or would expire, between 2031 and 2041, subject to any applicable patent term adjustment or extension that may be available in a particular country.  For example, we own two U.S. patents and pending applications in the European Union and other foreign countries directed to ATI-450 and analogs thereof and certain methods of using the same.  The U.S. patents expire in 2034 and any claims that may issue from the pending applications expire in 2034, subject to any applicable adjustment or extension. We also own a Patent Cooperation Treaty, or PCT, application directed to deuterated forms of ATI-450 and methods of use, which, if issued, would expire in 2040, subject to any applicable adjustment or extension. Further, we own numerous provisional applications directed to certain methods of using ATI-

450, methods of manufacturing ATI-450 and crystal forms of ATI-450, which, if issued, would each expire in 2041, subject to any applicable adjustment or extension.

With respect to our “soft” JAK inhibitor development program, we own one issued U.S. patent and numerous pending applications in the U.S. and foreign countries to novel “soft” JAK inhibitors and various methods of use that expire, or would expire, between 2038 and 2041, subject to any applicable patent term adjustment or extension that may be available in a particular country.  For example, we own one allowed U.S. application and pending applications in the European Union and other foreign countries directed to various novel inhibitors of JAK1 and/or JAK3, including ATI-1777, and methods of using the same, which, if issued, would expire in 2038, subject to any applicable adjustment or extension. We also own two provisional applications directed to topical formulations and crystal forms of ATI-1777, which, if issued, would expire in 2041, subject to any applicable adjustment or extension.

With respect to our ITK inhibitor development program, we own numerous issued U.S. patents and pending applications in the U.S. and foreign countries directed to novel inhibitors of ITK and methods of use that expire, or would expire, between 2035 and 2039, subject to any applicable patent term adjustment or extension that may be available in a particular country. We also own pending U.S., European Union and other foreign country applications directed to ATI-2138 and analogs thereof and methods of using the same, which, if issued, would expire in 2039, subject to any applicable adjustment or extension.

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

Acquisition and License Agreements

Agreement and Plan of Merger with Confluence

In August 2017, we entered into an Agreement and Plan of Merger, or the Confluence Agreement, with Confluence, Aclaris Life Sciences, Inc., our wholly-owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the former equity holders of Confluence.  Pursuant to the terms of the Confluence Agreement, the Merger Sub merged with and into Confluence, with Confluence surviving as our wholly-owned subsidiary, resulting in our acquisition of 100% of the outstanding shares of Confluence. We paid closing consideration of $10.3 million in cash and issued 349,527 shares of our common stock with a fair value of $9.7 million to the former Confluence equity holders.

In November 2018, a development milestone specified in the Confluence Agreement was achieved, as a result of which we paid the former Confluence equity holders $2.5 million in cash and issued 253,208 shares of our common stock with a fair value of $2.2 million.  Under the Confluence Agreement, we also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

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

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drug and medical device products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations.  The FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our drug candidates. Accordingly, we are investigating our drug candidates pursuant to IND applications and expect that any potential third-party partners that we may consummate a transaction with would seek approval through the New Drug Application, or NDA, pathway.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
●	submission to the FDA of an IND which must take effect before clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before clinical testing may be initiated at the clinical site;
●	performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of an NDA;
●	review of the NDA by an FDA advisory committee, if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product or its components are produced to assess compliance with current good manufacturing practices, or cGMP, and regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	payment of user fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including potential requirements for a risk evaluation and mitigation strategy and post-approval studies required by the FDA.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with current GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure, and any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An IRB at each institution participating in the clinical trial must review and approve the protocol before the clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, and especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients who already have the condition.
●	Phase 2. Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3. If a drug candidate is found to be potentially effective and to have an acceptable safety profile in Phase 2 clinical trials, the clinical trial program will be expanded to Phase 3 clinical trials to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product approval and labeling claims.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical trial results and present their plans for the pivotal Phase 3 clinical trial or trials that they believe will support the approval of the new drug.

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

During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product label in order to highlight a particular safety risk.

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on the NDA from ten months to six months from filing of the NDA. After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and other governmental agencies, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. There are also continuing, annual user fee requirements for products and the establishments at which such products are manufactured, as well as new application fees for certain supplemental applications. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject us to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

●	refusal to approve pending applications;
●	withdrawal of an approval;
●	imposition of a clinical hold;
●	warning letters;
●	product seizures or detention, or refusal to permit the import or export of products;
●	restrictions on the marketing or manufacturing of the product;
●	total or partial suspension of production or distribution or product recalls; or
●	injunctions, fines, disgorgement, or civil or criminal penalties.

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

The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, dosage forms or strengths of an existing drug.  This three-year exclusivity covers only the conditions associated with the new clinical investigations and prohibits the FDA from approving an ANDA or a 505(b)(2) NDA submitted by another company with overlapping conditions associated with the new clinical investigations for the three-year period.  Clinical investigation exclusivity does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of an NDA for the same drug. However, an applicant submitting an NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to products intended to treat a rare disease or condition—generally one that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting the NDA. After the FDA grants orphan drug designation, the FDA publicly discloses the drug’s identity and its intended orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first active moiety to be approved to treat a disease with FDA’s orphan drug designation is entitled to a seven-year period of marketing exclusivity in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, regardless of patent status, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different chemical/biological entity for the same disease or condition. An orphan drug designation also does not preclude the same drug from being developed for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research expenses and a waiver of the application user fee.

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

In the European Economic Area, or EEA, which is composed of the Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

There are two types of MAs:

●	The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the Centralized Procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when the authorization of a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. Under the accelerated procedure, the standard 210 days review period is reduced to 150 days.
●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the

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

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the Anti-Kickback Statute has been violated. Violations of this law are punishable by up to ten years in prison, and can also result in criminal fines, civil monetary penalties, administrative penalties and exclusion from participation in federal health care programs.

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

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items. In addition, activities relating to the sale and marketing of products are subject to scrutiny under this law. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal health care programs, and, although the federal civil False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Like the Anti-Kickback Statute, the Affordable Care Act amended the intent standard for the health care fraud statute under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

In addition, legislation imposing marketing restrictions and transparency requirements on pharmaceutical manufacturers has been enacted at the state and federal levels.  For example, the Affordable Care Act imposed, among other things, annual reporting requirements to the Centers for Medicare & Medicaid Services, or CMS, for covered manufacturers for certain payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties for “knowing failures.”  Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require registration of certain employees engaged in marketing activities in the location, and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We have developed a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we are subject. Although the development and implementation of compliance programs designed to establish internal controls and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, or any other laws that may apply to us, the risks cannot be entirely eliminated. If our operations are found to be in violation of any such laws or any other governmental regulations, we may be subject to significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state health care programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates”, namely independent contractors or agents of HIPAA covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain health care costs. For example, in March 2010, the Affordable Care Act was passed, which has had, and is expected to continue to have, a significant impact on the health care industry. The Affordable Care Act was designed to expand coverage for the uninsured and at the same time contain overall health care costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the rebate program to individuals enrolled in Medicaid managed care organizations; established annual fees and taxes on manufacturers of certain branded prescription drugs; made changes to the coverage requirements under the Medicare prescription drug benefit; and established a new Medicare Part D coverage gap discount program, in which manufacturers, as a condition for their outpatient drugs to be covered under Medicare Part D, must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period.  Moreover, the Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms including a national pilot program on payment bundling meant to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain health care services.

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law.  The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was

signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, cancer treatment centers and imaging centers. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The Affordable Care Act, as well as other federal and state health care reform measures that have been and may be adopted in the future, could harm our future revenue.  Additional legislative actions may be taken in the future which may change current regulations, guidance and interpretations. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic. The impact of such actions on our business, if any, cannot presently be determined.

The Hatch Waxman Amendments to the FDCA

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or an application covered by Section 505(b)(2) of the FDCA. An ANDA provides for marketing of a drug product that has the same active ingredients, generally in the same strengths and dosage form, as the listed drug and has been shown through pharmacokinetic, or PK, testing to be bioequivalent to the listed drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical tests to prove the safety or effectiveness of their drug product. Section 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contains full safety and effectiveness data as an NDA, but at least some of this information comes from studies not conducted by or for the applicant. This alternate regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. The FDA may then approve the new drug candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 60 total employees, of which 57 were full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of stock-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations.
●	Our business is dependent on the successful development of our investigational drug candidate, ATI-450.
●	We have a limited history as a clinical-stage biopharmaceutical company developing and partnering our drug candidates, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	If we are unable to successfully develop our drug candidates and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, or experience significant delays in doing so, our business will be harmed.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	We intend to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. If those arrangements are not successful, we may not be able to capitalize on the market potential of these drug candidates.
●	Our business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our headquarters and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.
●	If we are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully pursue strategic alternatives, including identifying and consummating transactions with potential third-party partners, to commercialize our technology and drug candidates may be impaired.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

Risks Related to Our Business, Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We incurred net losses of $51.0 million and $161.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $504.5 million. We have financed our operations over the last several years primarily from sales of equity securities and incurring indebtedness in the form of loans from commercial lenders.

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

Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in the near term as we:

●	pursue strategic alternatives, including identifying and seeking to consummate transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates;
●	continue the clinical development of ATI-450, our MK2 inhibitor, as a potential treatment for moderate to severe rheumatoid arthritis and potentially other immuno-inflammatory diseases, and ATI-1777, our “soft” JAK inhibitor, as a potential treatment for moderate to severe atopic dermatitis;
●	continue to develop our preclinical drug candidates, including ATI-2138, our ITJ inhibitor;
●	continue to discover and develop additional drug candidates;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur legal, accounting, investor relations and other administrative expenses in operating as a public company.

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

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development. In addition, we may not be able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, and our drug candidates, if approved, may not achieve commercial success.  Furthermore, we incur and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $54.1 million. We believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or drug candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies, on the recruitment, enrollment, conduct and timing of our clinical trials, and on our business, due to the COVID-19 pandemic;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements; and
●	the revenue earned from our commercial products as a result of licenses to, or partnerships with, third parties.

We will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop our preclinical compounds and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations.

Our business is dependent on the successful development of our drug candidate, ATI-450.

Our pipeline includes ATI-450, our investigational oral, novel, selective MK2 inhibitor compound, which we are developing as a potential treatment for moderate to severe rheumatoid arthritis and potentially other immuno-inflammatory diseases. The success of our business will significantly depend on our successful development of and/or our ability to pursue strategic alternatives for, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize, ATI-450.

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

If we raise additional funds through partnerships, strategic alliances or marketing, distribution or licensing arrangements with potential third-party partners, we may be required to relinquish valuable rights to our technologies, intellectual property, potential future revenue streams, or drug candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our drug development efforts or grant rights to third parties to develop technologies, intellectual property, or drug candidates that we would otherwise prefer to develop ourselves.

We have a limited history as a clinical-stage biopharmaceutical company developing and partnering our drug candidates, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations over the last several years have been largely focused on raising capital, undertaking preclinical studies and conducting clinical trials, and acquiring new drug candidates and related intellectual property. We have had limited time to demonstrate our ability to successfully develop, manufacture and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer history of being a clinical-stage biopharmaceutical company focused on developing and partnering drugs. We may also encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

Our business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our headquarters and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.

Our business has been adversely affected by the effects of the COVID-19 pandemic, which has resulted in travel and other restrictions in order to reduce the spread of the disease, which, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented a virtual operations strategy, including teleworking and other alternative work arrangements for all employees. The effects of our alternative work arrangement policies may negatively impact productivity, disrupt our business and delay our preclinical drug development and clinical trials and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. For example, due to the COVID-19 pandemic subject enrollment in our ATI-450-CAPS-201 trial was paused as a result of which, among other reasons, we have decided to focus our efforts and resources on other immuno-inflammatory diseases.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity and impact our ability to make scheduled payments pursuant to our Loan and Security Agreement with Silicon Valley Bank, or SVB. In addition, a recession or market correction resulting from the further spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, stay-at-home orders, social distancing requirements and business closures, and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the success of mass vaccination efforts.  Accordingly, we do not yet know the full extent of the impacts on our business, our preclinical and clinical development and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described herein.

We may not be able to generate sufficient cash to service our indebtedness, including the Loan and Security Agreement with SVB.

In March 2020, we entered into the Loan and Security Agreement with SVB, pursuant to which we borrowed $11.0 million. Our obligations under the Loan and Security Agreement are secured by substantially all of our assets except for our intellectual property, and restrict us from encumbering our intellectual property without SVB’s prior written consent. The Loan and Security Agreement contains customary representations, warranties and covenants by us, which covenants, among other things, limit our ability, subject to specified exceptions, to convey, sell, lease, transfer, assign or otherwise dispose of our assets; engage in any business other than the businesses currently engaged in by us or reasonably related thereto; liquidate or dissolve; undergo specified change of control events; create, incur, assume or be liable for indebtedness; create, incur, allow or suffer any liens on our property; pay dividends and make other restricted payments; make investments; or enter into any material transactions with our affiliates. Our obligations under the Loan and Security Agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial condition. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

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

We have invested significant efforts and financial resources in the development of our drug candidates and the identification of potential drug candidates. Our ability to earn substantial revenue from our drug candidates will depend heavily on our ability to successfully develop and pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize these drug candidates. The success of any drug candidates that we develop, including ATI-450, will depend on several factors, including:

●	successful completion of preclinical studies and our clinical trials;
●	successful development of manufacturing processes;
●	receipt of timely approvals from applicable regulatory authorities;
●	the identification and consummation of transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates;
●	the commercial launch of our drug candidates, if approved, by a potential third-party partner;
●	our potential third-party partners’ ability to achieve acceptance of our drug candidates, if approved, by patients, the medical community and third-party payors, and willingness of patients to pay out of pocket for our drug candidates when third-party payor coverage and reimbursement is limited or unavailable;
●	our potential third-party partners’ ability to achieve success in educating physicians and patients about the benefits, administration and use of our drug candidates, if approved;
●	the prevalence and severity of adverse events experienced with our drug candidates;
●	the availability, perceived advantages, cost, safety and efficacy of alternative treatments for the proposed indications of our drug candidates;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our drug candidates and otherwise protecting the intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including current good manufacturing practices, or cGMPs;
●	our potential third-party partners’ ability to compete effectively with other treatment procedures; and
●	our potential third-party partners’ ability to maintain a continued acceptable safety, tolerability and efficacy profile of our drug candidates following marketing approval.

Whether marketing approval will be granted is unpredictable and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Our drug candidates’ success in clinical trials will not guarantee marketing approval. Following submission, the NDA for any drug candidate may not be accepted for substantive review, or even if it is accepted for substantive review the FDA or other comparable foreign regulatory authorities may require additional studies or clinical trials, additional data, or additional manufacturing steps, or require other conditions before they will reconsider or approve the application, which could increase costs and cause delays in the marketing approval process and which may require the expenditure of additional resources. These delays would also impact our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates. In addition, the FDA or other comparable foreign regulatory authorities may not consider sufficient any additional required studies, clinical trials, data or information that we perform and complete or generate, or we may decide to abandon the program.

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

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the COVID-19 pandemic may impact the recruitment, enrollment, conduct and timing of our clinical trials;
●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or IRBs may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our drug candidates may be greater than we anticipate; and
●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  If we experience delays in the completion of, or termination of, any clinical trial of our drug candidates, our costs will increase, our drug candidate development process will be slowed, the commercial prospects of our drug candidates will be harmed, and our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates will be delayed. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our drug candidates. If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may not be able to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and our potential third-party partners may:

●	be delayed in obtaining marketing approval for our drug candidates;
●	not obtain marketing approval at all;
●	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

●	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the drug removed from the market after obtaining marketing approval.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population. Trials may be subject to delays as a result of subject enrollment taking longer than anticipated or subject withdrawal, including as a result of factors beyond our control, such as the COVID-19 pandemic. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

●	the eligibility criteria for the trial in question;
●	the perceived risks and benefits of the drug candidate in the trial;
●	the availability of drugs approved to treat the disease in the trial;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.

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

If our drug candidates are associated with side effects in clinical trials or have characteristics that are unexpected, our costs could increase or we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our drug candidates. Many drug candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the drug candidate.

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

Additionally, if we or others identify undesirable side effects caused by our drugs, a number of potentially significant negative consequences could result, including:

●	we may need to abandon the development or limit the further development of our drug candidates, including in various populations and for certain indications;
●	regulatory authorities may withdraw approval to market such product;
●	regulatory authorities may require additional warnings on the labels;
●	a medication guide outlining the risks of such side effects for distribution to patients may be required;
●	we could be sued and held liable for harm caused to patients;
●	our reputation and physician or patient acceptance of our drug candidates, if approved, may suffer; and
●	our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates would be harmed.

For example, we are supporting an investigator-initiated trial of ATI-450 in hospitalized patients with COVID-19.  Although the COVID-19 trial is not sponsored by us, the use of ATI-450 in a hospitalized and severely ill patient population may be associated with adverse events and risks that could jeopardize our development of ATI-450 in other populations and indications, including our trials in subjects with moderate to severe rheumatoid arthritis.

Any of these events could prevent us from pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize the particular drug candidate and could significantly harm our business, results of operations and prospects.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials, such as the preliminary topline results from our Phase 2a trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval or commercialization of the particular drug candidate, any approved product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular program, drug candidate or our business.

If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

A key element of our strategy is to build and expand our pipeline of drug candidates. To build our pipeline, we may seek to in-license or acquire additional drug candidates. We may not be able to identify or develop drug candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we develop, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and drug candidates that we identify for specific indications. As such, we are currently primarily focused on the development of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and potentially other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis.  As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

For any of our drug candidates that receive marketing approval, our potential third-party partners may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

For any of our drug candidates that receive marketing approval, our potential third-party partners may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If such third-party partners fail to obtain an adequate level of acceptance for our drug candidates, we may not earn significant revenue and we may not become profitable. The degree of market acceptance of any drug candidate, if approved, will depend on a number of factors, including:

●	the efficacy, safety and potential advantages compared to alternative treatments;
●	our potential third-party partners’ ability to offer the products for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new treatments and of physicians to prescribe these treatments;
●	the ability of our potential third-party partners to retain a sales force;
●	the strength of our potential third-party partners’ marketing and distribution support;
●	the availability of third-party payor coverage and adequate reimbursement or the willingness of patients to pay for these products;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of our products together with other medications.

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

With respect to ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis, there are several different types of therapies in the rheumatoid arthritis market. Medications for the treatment of rheumatoid arthritis currently fall into two categories: drugs that ease symptoms such as nonsteroidal anti-inflammatory drugs and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids and DMARDs. Disease-modifying drugs include conventional DMARDs such as methotrexate, sulfasalazine, leflunomide, hydroxychloroquine, biologic DMARDs (monoclonal antibodies which inhibit targets such as TNF, IL1, IL6 and costimulatory signaling mechanisms), and targeted synthetic DMARDs such as JAK inhibitors. These types of drugs are produced and sold by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Merck, Pfizer, and Roche, among others. In addition, we are aware of a number of companies developing and conducting clinical trials for investigational drug candidates, including biosimilars, that, if approved, could compete with ATI-450, if approved, for the treatment of rheumatoid arthritis.

With respect to ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, injectable and oral methotrexate products, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and OTC topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold by large pharmaceutical companies, including Sanofi and Regeneron Pharmaceuticals, Inc., and Pfizer. In addition, we are aware of a number of companies including large pharmaceutical companies, such as AbbVie, Eli Lilly, Novartis, Incyte, Pfizer and LEO Pharma A/S developing and conducting clinical trials for investigational drug candidates, that, if approved, could compete with ATI-1777, if approved, for the treatment of atopic dermatitis.

The commercial opportunity for our drug candidates, if approved, could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than a drug that we may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than our potential third-party partners’ may obtain approval for our drug candidates, which could result in our competitors establishing a strong market position before our drug candidates are able to enter the market.

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

We believe the success of our drug candidates, if approved, will depend on obtaining and maintaining coverage and adequate reimbursement as a prescription treatment or in the absence of coverage and adequate reimbursement, on the extent to which patients will be willing to pay out of pocket for these prescription drug products.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and an even greater risk relating to any of our commercial products that we have previously sold or are being sold by third-party partners. If we cannot successfully defend ourselves against claims that our commercial products that we have previously sold or are being sold by third-party partners, or drug candidates, caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●	decreased demand for any drug candidates that we may develop and, if approved, are commercialized by our potential third-party partners;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards paid to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	our inability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We rely on these parties for execution of our preclinical studies and clinical trials, and generally do not control their activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with drug product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process for our potential third-party partners.

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

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after the NDA or comparable marketing application is submitted to the FDA or other regulatory authority. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize, our drug candidates.

We may be unable to establish any agreements with future third-party manufacturers or do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how;
●	the possible increase in costs by our third-party suppliers for the active pharmaceutical ingredients for our drug candidates; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Partnerships involving our drug candidates would pose the following risks to us:

●	partners have significant discretion in determining the efforts and resources that they will apply to these arrangements;
●	partners may not perform their obligations as expected;
●	partners may not pursue development, marketing approval or commercialization of any drug candidates that achieve marketing approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●	partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	partners could independently develop, or develop with third parties, products that compete directly or indirectly with our drug candidates if the partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	drug candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own products or drug candidates, which may cause our partners to cease to devote resources to the development and/or commercialization of our drug candidates, if approved;
●	a partner with marketing and distribution rights to one or more of our drug candidates that achieve marketing approval may not commit sufficient resources to the marketing and distribution of such drug candidates;
●	disagreements with partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development or commercialization, might cause delays or termination of the research, development or commercialization of drug candidates, might lead to additional responsibilities for us with respect to drug candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	partners may not properly maintain or defend our or their intellectual property rights or may use our or their proprietary information in such a way as to invite litigation that could jeopardize or invalidate such intellectual property or proprietary information or expose us to potential litigation;
●	partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development and/or commercialization of the applicable drug candidates.

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

Our drug development programs for our drug candidates will require substantial additional capital. We intend to partner with pharmaceutical and biotechnology companies for the further development and/or commercialization of our drug candidates.

We face significant competition in seeking appropriate partners. Whether we reach a definitive agreement for a partnership will depend, among other things, upon our assessment of the partner’s resources and expertise, the terms and conditions of the proposed arrangement and the proposed partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The partner may also consider alternative drug candidates or technologies for similar indications that may be available to partner on and whether such a partnership could be more attractive than the one with us for our drug candidate. Partnerships are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future partners.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us, without payment to us, or result in the inability of our potential third-party partners to manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications that we own or license is threatened, it could dissuade companies from partnering with us to license, develop and/or commercialize our drug candidates.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit the ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Our issued U.S. patents covering our lead inhibitor of the MK2 signaling pathway, ATI-450, expire in 2034 and other issued patents covering different MK2 signaling pathway inhibitors expire in 2031 and 2032. We currently do not have any patents issued directed to our lead “soft” JAK inhibitor, ATI-1777, but any claims that may issue would expire in 2038. Our issued patent covering other novel “soft” JAK inhibitors expires in 2038.  We currently do not have any patents issued directed to our lead ITK inhibitor, ATI-2138, but any claims that may issue would expire in 2039.  Our issued patents covering other novel inhibitors of ITK expire between 2035 and 2038. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us or our potential third-party partners with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, our lead inhibitor of the MK2 signaling pathway, ATI-450, is currently covered by patents and applications in the United States, European Union and other foreign markets.  We currently do not have any patents issued directed to our lead “soft” JAK inhibitor, ATI-1777, or our lead ITK inhibitor, ATI-2138, rather we have pending applications in the United States, European Union and other foreign markets directed to each of ATI-1777 and ATI-2138.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development and/or commercialization of our drug candidates. It may be necessary for our potential third-party partners to use the patented or proprietary technology of third parties to further develop and/or commercialize our drug candidates. If our potential third-party partners are not able to obtain a license from these third parties on commercially reasonable terms, our business could be harmed, possibly materially, and even if they are able to, it may result in the reduction of revenue we earn from such partner as a result of payment obligations such partner has to the licensor.

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

If we or our potential third-party partners are found to infringe a third party’s intellectual property rights, we or such partners could be required to obtain a license from such third party to continue developing or commercializing our drug candidates and technology. However, we or our potential third-party partners may not be able to obtain any required license on commercially reasonable terms or at all. Even if we or our potential third-party partner were able to obtain a license, it could be non-exclusive, thereby giving competitors access to the same technologies licensed to us or our partner. Consequently, we or our potential third-party partner could be forced, including by court order, to cease developing or commercializing the infringing technology or drug candidate. In addition, we or our potential third-party partner could be found liable for monetary damages, including treble damages and attorneys’ fees if we or such partner are found to have willfully infringed a patent. A finding of infringement could prevent our potential third-party partners from commercializing our drug candidates, if approved, or force such partners to cease some of their business operations. In the event of a successful claim of infringement against us or our potential third-party partners, we or our potential third-party partners may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing drug candidate or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

If any of our drug candidates advance through development or are approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio covering these drug candidates. Any such challenge could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement, which would harm our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements. In addition, any such challenge on any divested product could harm our ability to earn revenue from the arrangements for such product.

If we do not obtain protection under the Hatch-Waxman Act by extending the patent term and obtaining data exclusivity for our drug candidates, our business may be materially harmed.

Our success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications.  Our issued U.S. patents covering ATI-450, our lead inhibitor of the MK2 signaling pathway, expire in 2034, and other issued patents covering different MK2 signaling pathway inhibitors expire in 2031 and 2032. We currently do not have any patents issued directed to our lead “soft” JAK inhibitor, ATI-1777, but any claims that may issue would expire in 2038. Our issued patent covering other novel “soft” JAK inhibitors expires 2038.  We currently do not have any patents issued directed to our lead ITK inhibitor, ATI-2138, but any claims that may issue would expire in 2039.  Our issued patents covering other novel inhibitors of ITK expire between 2035 and 2038. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

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

We expect to rely on trademarks as one means to distinguish our products, services or technologies from those of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In such an event, we may need to negotiate a settlement agreement with such third party over the use of our trademarks, which we may not be able to do on commercially reasonable terms, if at all. In the event that our trademarks are successfully challenged, our products, services or technologies may need to be rebranded, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	we, our licensors or any potential third-party partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
●	we, our licensors or any potential third-party partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or exclusively license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; and
●	we may not develop additional proprietary technologies that are patentable.

Risks Related to Regulatory Approval of Our Drug Candidates and Other Legal Compliance Matters

If our potential third-party partners are not able to obtain, or if there are delays in obtaining, required regulatory approvals, our drug candidates will not be able to be commercialized, and our ability to earn revenue from arrangements with such third-party partners will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a drug candidate will prevent our potential third-party partners from commercializing the drug candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our potential third-party partners from obtaining marketing approval or prevent or limit commercial use. If any of our drug candidates receive marketing approval, the accompanying label may limit the approved use of our product in this way, which could limit sales of the product.

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

In order to market and sell our drugs in the European Union and any other jurisdictions outside the United States, our potential third-party partners must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Our potential third-party partners may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our potential third-party partners’ ability to obtain approval elsewhere. Our potential third-party partners may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our drug candidates in any market.

A variety of risks associated with marketing our drug candidates by our potential third-party partners internationally could harm our business.

If our drug candidates, if approved, are marketed internationally by our potential third-party partners, our potential third-party partners would be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	foreign reimbursement, pricing and insurance regimes;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, or comparable foreign regulations;
●	challenges enforcing contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	logistical challenges resulting from distributing our drug candidates to foreign countries; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the drug. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if our potential third-party partners do not market our drugs for their approved indications, they may be subject to enforcement action for off-label marketing. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-

label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our drugs, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have negative consequences, including:

●	restrictions on such drugs, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters;
●	recall or withdrawal of the drugs from the market;
●	refusal to approve pending applications or supplements to approved applications;
●	clinical holds;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals;
●	refusal to permit the import or export of our drugs;
●	drug seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Health care providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any of our drug candidates for which marketing approval is obtained. Our potential third-party partners’ arrangements with third-party payors, health care professionals and customers may expose them to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which they sell, market and distribute any drug candidates for which marketing approval is obtained. In addition, we and our potential third-party partners may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we or they conduct business. The applicable federal, state and foreign health care laws and regulations that may affect our or our potential third-party partners’ ability to operate include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state health care programs such as Medicare and Medicaid. Further, several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the Anti-Kickback Statute has been violated. The intent standard was further amended by the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act (that can be enforced through civil whistleblower or qui tam actions), and the civil monetary penalties law, which impose criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on covered health care providers, health plans, and health care clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act (commonly known as the Physician Payments Sunshine Act) and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other “transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors and teaching hospitals, as well as applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information related to payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives. All such reported information is publicly available; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to health care providers; state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures; state laws that require drug manufacturers to report pricing information regarding certain drugs; and/or that require registration of certain employees engaged in marketing activities in the location; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among the provisions of the Affordable Care Act of importance to commercial products are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government health care programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, which include, among other things, new government investigative powers and enhanced penalties for non-compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	the new requirements under the federal Open Payments program and its implementing regulations;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.  Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well.  The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation, and the health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken.  The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our ability to earn revenue from arrangements with our potential third-party partners for our drug candidates.

We expect that the Affordable Care Act, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that our potential third-party partners receive for any approved drug candidate. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other health care reforms may prevent our potential third-party partners from being able to generate revenue, attain profitability, or commercialize our drug candidates, if approved, which in turn may impact our ability to earn revenue from arrangements with such third-party partners for our drug candidates. Further, it is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs.  In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30,

2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our potential third-party partners to more stringent drug labeling and post-marketing testing and other requirements. These risks may compromise our ability to earn revenue from arrangements with such third-party partners for our drug candidates.

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

U.S. economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by U.S. sanctions and to ensure that our drug candidates are not exported or used by countries, governments and persons targeted by U.S. sanctions, such measures may be circumvented.

Furthermore, if we or our potential third-party partners export our drug candidates, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export control and sanctions regulations may expose us or our potential third-party partners to government investigations and penalties.

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

We and our potential third-party partners are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We or our potential third-party partners may engage third-party intermediaries in connection with the development or commercialization of our drug candidates, if approved, and to obtain necessary permits, licenses and other regulatory approvals. We, our potential third-party partners or the third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

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

Recruiting and retaining qualified scientific, manufacturing and clinical personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our development objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and partner drug candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development strategy. Our consultants and advisors may have commitments under employment, consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the commencement, enrollment or results of any clinical trials we may conduct, or changes in the development status of our drug candidates;

●	any delay in our regulatory filings for any of our drug candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results from, delays in or termination of clinical trials;
●	adverse regulatory decisions, including failure of any of our drug candidates to receive marketing approval;
●	unanticipated serious safety concerns related to the use of any drug candidate or previously sold commercial product;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	conditions or trends in our industry;
●	changes in the structure of health care payment systems;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	investors’ general perception of our company and our business;
●	recruitment or departure of key personnel;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions;
●	the evolution of the COVID-19 pandemic and success of mass vaccination efforts; and
●	other events or factors, many of which are beyond our control.

In the past, stockholders have initiated class action lawsuits against pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. For example, two purported class action complaints were filed against us and certain of our executive officers alleging violations of certain federal securities laws and two stockholder derivative actions were filed against certain of our executive officers and directors alleging breaches of fiduciary duties.  We and the other defendants dispute the plaintiffs’ claims and intend to defend these matters vigorously.  We have entered into indemnification agreements with our executive officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws. These cases, and additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

Our charter documents also contain other provisions that could have an anti-takeover effect, including:

●	only one of our three classes of directors is elected each year;
●	stockholders are not entitled to remove directors other than by a 66 2/3% vote and only for cause;
●	stockholders are not permitted to take actions by written consent;
●	stockholders cannot call a special meeting of stockholders; and
●	stockholders must give advance notice to nominate directors or submit proposals for consideration at stockholder meetings.

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

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not smaller reporting companies, including:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements.

We may take advantage of these reporting exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our shares of common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of $367.6 million and $369.6 million, respectively, which will begin to expire in 2032.  Under the 2017 Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Federal NOL carryforwards generated in taxable years beginning in 2018, 2019 and 2020 will similarly carry forward indefinitely but will not be subject to such 80% of annual taxable income limitation.  It is uncertain if and to what extent various states will conform to the federal tax law.  As of December 31, 2020, we also had federal research and development tax credit carryforwards of $8.6 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. We also have $0.2 million of loss carryforwards in the United Kingdom which can be carried forward indefinitely. These net operating loss and tax credit carryforwards could expire unused or due to limitation on use be unavailable to offset future income tax liabilities.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  We have completed an analysis under Section 382 for NOLs generated from July 13, 2012 through July 20, 2020.  Although we have experienced Section 382 ownership changes since 2012, we have concluded that we should have sufficient ability to utilize NOLs accumulated during the periods tested.  We have not yet determined if a Section 382 ownership change has occurred after July 20, 2020.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it might harm our future operating results by effectively increasing our future tax obligations.

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

General Risk Factors

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act (as modified by the CARES Act) may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We incur significant costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur, and will continue to incur, particularly after we cease to be a “smaller reporting company,” significant legal, accounting and other costs. These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We sublease 33,019 square feet of space for our headquarters in Wayne, Pennsylvania, which we use for our therapeutics business. The sublease has a term through October 2023.  If for any reason the master lease is terminated or expires prior to October 2023, our sublease will automatically terminate.

We also sublease 20,433 square feet of office and laboratory space in St. Louis, Missouri, which we use for our therapeutics and contract research businesses. The sublease has an initial term through June 2029. We have the option to extend the initial term for two additional five-year periods.

We believe that our facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time we are subject to litigation and claims arising in the ordinary course of business including intellectual property and product liability litigation, but, except as stated below, we are not currently a party to any material legal proceedings and we are not aware of any other pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi, or Rosi, filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against us and certain of our executive officers.  The complaint alleges that the defendants violated federal securities laws by, among other things, failing to disclose an alleged likelihood that regulators would scrutinize advertising materials related to ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product, and find that the materials minimized the risks or overstated the efficacy of the product.  The complaint seeks unspecified compensatory damages on behalf of Rosi and all other persons and entities that purchased or otherwise acquired our securities between May 8, 2018 and June 20, 2019.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020. Fulcher filed an opposition to the defendants’ motion on June 15, 2020, and the defendants filed a reply to such opposition on August 4, 2020. Oral argument on the pending motion to dismiss is scheduled for February 25, 2021. The motion remains under judicial consideration.

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

Stockholders

As of January 31, 2021, we had 51,804,258 shares of common stock outstanding held by 56 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6. Selected Consolidated Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to those statements included later in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in Part I, Item 1A. “Risk Factors,” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  In addition to developing our novel drug candidates, we are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our novel drug candidates.

ATI-450, an Investigational Oral MK2 Inhibitor

We submitted an Investigational New Drug Application, or IND, in April 2019 for ATI-450, an investigational oral, novel, small molecule selective mitogen-activated protein kinase-activated protein kinase 2, or MK2, inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the U.S. Food and Drug Administration, or FDA, in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing ATI-450 as a potential alternative to injectable anti-TNF/IL1/IL6 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases.

We initiated a Phase 1 single (at 10mg, 30mg, 50mg and 100mg doses) and multiple ascending (at 10mg, 30mg and 50mg doses) dose clinical trial evaluating ATI-450 in 77 healthy subjects in August 2019 (ATI-450-PKPD-101). Final data from this trial demonstrated that ATI-450 resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that ATI-450 had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  ATI-450 was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received ATI-450) were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain and nausea.

ATI-450 was also evaluated at 80mg and 120mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Preliminary topline data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial showed that increased cytokine inhibition was achieved with these higher doses of ATI-450. No serious adverse events were reported and all adverse events were mild to moderate. The most common adverse events (reported by 2 or more subjects who received ATI-450) were headache, dizziness, nausea, parasthesia and, in the post-dosing safety follow-up phase of the trial, dry skin. These adverse events were all mild in severity. A final analysis of this trial is underway.

Moderate to Severe Rheumatoid Arthritis

Following the completion of the first Phase 1 clinical trial, in March 2020 we initiated a 12-week, Phase 2a, multicenter, randomized, investigator and patient-blind, sponsor-unblinded, parallel group, placebo-controlled clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-450 in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-201). In the trial, 19 subjects were randomized in a 3:1 ratio (seventeen subjects [15 in the treatment arm and two in the placebo arm] completed treatment) and received either ATI-450 at 50 mg twice daily or placebo, in combination with methotrexate, for 12 weeks. Preliminary topline data from this trial showed that ATI-450 demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. ATI-450 was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, elevated lipids and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to palpitations, which were unrelated to the trial medication, and an elevated creatine phosphokinase, or CPK, which was determined by the site investigator to be treatment-related. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was one non-treatment-related serious adverse event (COVID-19) reported in the four-week safety follow-up phase of the trial in a subject who was no longer receiving treatment.

An interim analysis (11 treatment, two placebo) of ex vivo stimulated cytokines from blood samples taken from the treatment arm showed a marked and durable inhibition of TNFα, IL1β, IL6, and IL8 over the 12 week dosing period. Similarly, analysis of endogenous inflammation biomarkers also demonstrated a marked and sustained inhibition of median concentrations of hsCRP, TNFα, IL6, IL8 and MIP1β in the treatment arm over the 12-week period.

We plan to submit for publication a full analysis of the Phase 2a data in a peer-reviewed scientific journal which will include data from other secondary and exploratory endpoints evaluated in the trial, including the four-week safety follow-up data and a full analysis of MRI, pharmacodynamic and pharmacokinetic data. Based on the results observed in the Phase 2a trial, we intend to progress ATI-450 into a Phase 2b trial in moderate to severe rheumatoid arthritis in the second half of 2021.

Cryopyrin-associated Periodic Syndrome

In November 2020, we initiated a Phase 2a multicenter, open-label, single-arm clinical trial to investigate the safety, tolerability, efficacy and pharmacodynamics of ATI-450 for the maintenance of remission in subjects with cryopyrin-associated periodic syndrome, or CAPS, previously managed with anti-IL1 therapy (ATI-450-CAPS-201). Due to the COVID-19 pandemic, subject enrollment in this trial was paused. As a result of the ongoing pandemic and given the positive preliminary topline data from the ATI-450-RA-201 trial, we have decided to focus our efforts and resources on other immuno-inflammatory diseases.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

In June 2020, we submitted an IND for ATI-1777, an investigational topical “soft” JAK 1/3 inhibitor compound, for the treatment of moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). We expect data to be available mid-year 2021.

ATI-2138, an Investigational ITJ Inhibitor

We are also developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We expect to file an IND for ATI-2138 in the second half of 2021.

Our Other Drug Candidates

We continue to seek third-party partners for our dermatology investigational drug candidate A-101 45% Topical Solution as a potential treatment for common warts (verruca vulgaris).

Financial Overview

Since our inception, we have incurred significant operating losses.  Our net loss was $51.0 million for the year ended December 31, 2020 and $161.4 million for the year ended December 31, 2019.  As of December 31, 2020, we had an accumulated deficit of $504.5 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  As a result, we will need substantial additional funding to support our continuing operations.

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

Recent Developments

January 2021 Public Offering

In January 2021, we closed a public offering in which we sold 6,306,271 shares of common stock at a price to the public of $17.50 per share, for aggregate gross proceeds of $110.4 million. We paid underwriting discounts and commissions of $6.6 million, and also incurred expenses of $0.3 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $103.5 million.

Impact of COVID-19 on Our Business

The impacts of the global COVID-19 pandemic continue to evolve. We have implemented a virtual operations strategy, including teleworking and other alternative work arrangements for our employees, intended to protect the health and safety of our employees while enabling us to continue to develop our drug candidates and provide contract research services to our clients. We are focused on ensuring the continuity of our operations. However, COVID-19 has caused disruptions to our business. For example, due to the COVID-19 pandemic subject enrollment in our ATI-450-CAPS-201 trial was paused as a result of which, among other reasons, we have decided to focus our efforts and resources on other immuno-inflammatory diseases.

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

Acquisition and License Agreements

Agreement and Plan of Merger with Confluence

In August 2017, we entered into an Agreement and Plan of Merger, or the Confluence Agreement, with Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence, Aclaris Life Sciences, Inc., our wholly-owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the equity holders of Confluence.  Pursuant to the terms of the Confluence Agreement, the Merger Sub merged with and into Confluence, with Confluence surviving as our wholly-owned subsidiary. We paid closing consideration of $10.3 million in cash and issued 349,527 shares of our common stock with a fair value of $9.7 million to the former Confluence equity holders.

In November 2018, a development milestone specified in the Confluence Agreement was achieved, as a result of which we paid the former Confluence equity holders $2.5 million in cash and issued 253,208 shares of our common stock with a fair value of $2.2 million.  Under the Confluence Agreement, we also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

Asset Purchase Agreement with EPI Health

In October 2019, we entered into an asset purchase agreement with EPI Health, LLC, or EPI Health, pursuant to which we sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, which included the assignment of certain licenses for related intellectual property assets, or the Disposition.

Pursuant to the asset purchase agreement, EPI Health paid us an upfront payment of $35.0 million, $1.75 million of which was placed in escrow, and $0.2 million for inventory.  In addition, EPI Health has agreed to pay us (i) potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the agreement, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United States, such royalty shall be paid on a country-by-country basis until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  In addition, EPI Health has agreed to assume our obligation to pay specified royalties and milestone payments under certain agreements with third parties.

Asset Purchase Agreement with Allergan

In November 2018, we acquired RHOFADE, which included an exclusive license to certain intellectual property for RHOFADE, as well as additional intellectual property, from Allergan Sales, LLC, or Allergan, pursuant to an asset purchase agreement. At the closing of the acquisition, we paid total cash consideration of $66.1 million.

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

During the years ended December 31, 2019 and 2018, we sold ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, our non-marketed FDA-approved product, to one wholesaler, McKesson Specialty Care Distribution, or McKesson, which in turn resold ESKATA to health care providers.  We also entered into agreements with two GPOs that provided for administrative fees and discounted pricing in the form of volume-based rebates and chargebacks.  We never sold ESKATA outside of the United States.  We discontinued sales of ESKATA in the United States in August 2019.

Product sales, net is presented in discontinued operations for all periods presented.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates. These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as clinical trial sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	depreciation of manufacturing equipment;
●	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities; and
●	non-cash charges related to the revaluation of contingent consideration.

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and potentially other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, investigator sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs, facilities or other indirect expenses, to specific research and development programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs, insurance costs, travel expenses, as well as a milestone payment under a third party agreement.

Other Income (Expense), net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities, interest expense related to our debt obligations, and gains and losses on transactions denominated in foreign currencies.

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

Product Returns - Consistent with industry practice, we have a product returns policy for RHOFADE which may provide customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date.  The right of return lapses upon shipment of the product to a patient.  We recorded an estimate for the amount of product which may be returned as a reduction of revenue in the period the related revenue was recognized.  Our estimates for product returns were based upon available industry data and our own sales information, including visibility into the inventory remaining in the distribution channel.  There is no return liability associated with sales of ESKATA as we had a no returns policy for ESKATA.

Product sales, net is presented in discontinued operations for all periods presented.

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

Intangible Assets

Our intangible assets include both definite-lived and indefinite-lived assets.  Our definite-lived intangible assets consist of a drug discovery platform acquired through the acquisition of Confluence, and prior to the disposition in 2019, also included the intellectual property rights related to RHOFADE.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up.  If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Our indefinite-lived intangible assets consist of an in-process research and development, or IPR&D, drug candidate also acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

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

Goodwill

Goodwill is not amortized, but rather is subject to testing for impairment at least annually, which we perform either during the fourth quarter or when indicators of an impairment are present.  We consider each of our operating segments, therapeutics and contract research, to be a reporting unit since this is the lowest level for which discrete financial information is available.  The impairment test is a qualitative assessment based upon the then current facts and circumstances related to operations of the reporting unit.  If our qualitative assessment indicates an impairment may be present, we would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, we performed an impairment analysis due to a decline in our stock price, which was considered a triggering event to evaluate goodwill for impairment.  Our impairment analysis, which utilized a market approach, noted that our stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, we recorded an impairment charge of $18.5 million.

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

Contingent Consideration

We initially recorded a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, at its estimated fair value on the date of acquisition.  The ultimate amount of future payments, if any, is based on criteria such as sales performance and the achievement of certain regulatory and sales milestones.  We estimate the fair value of the contingent consideration liability related to the achievement of regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a credit-risk-adjusted interest rate.  We estimate the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payment amounts to their present values using a risk-adjusted rate of return.  Significant assumptions used in our estimates include the probability of success of both achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and ranged between 4% and 15%.  We evaluate fair value estimates of contingent consideration liabilities on a quarterly basis.  Any change in fair value reflects new information about the likelihood of the payment of the contingent consideration and the passage of time. For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug candidate, differ from our assumptions, then the fair value of contingent consideration would be adjusted accordingly. Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in our consolidated statement of operations.

During the year ended December 31, 2020, we updated our assumptions for contingent consideration related to the acquisition of Confluence as a result of the successful completion of a Phase 1 clinical trial for ATI-450 and the submission and allowance of an IND for ATI-1777, which resulted in a charge of $2.4 million.  During the year ended December 31, 2019, we updated our assumptions for contingent consideration related to the acquisition of Confluence as a result of the submission and allowance of an IND for ATI-450, which resulted in a charge of $0.7 million.

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

We measure the compensation expense of stock-based awards granted to consultants using the grant date fair value of the award.  We recognize compensation expense over the period during which services are rendered by the consultant.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(In thousands)	2020	2019	Change
Revenues:
Contract research	$5,786	$4,227	$1,559
Other revenue	696	—	696
Total revenue	6,482	4,227	2,255

Costs and expenses:
Cost of revenue	5,133	4,055	1,078
Research and development	31,731	64,899	(33,168)
General and administrative	20,530	27,827	(7,297)
Goodwill impairment	—	18,504	(18,504)
Total costs and expenses	57,394	115,285	(57,891)
Loss from operations	(50,912)	(111,058)	60,146

Other expense, net	(424)	(2,484)	2,060
Loss from continuing operations before income taxes	(51,336)	(113,542)	62,206
Income tax benefit	(182)	—	(182)
Loss from continuing operations	(51,154)	(113,542)	62,388
Income (loss) from discontinued operations, net of tax	139	(47,812)	47,951
Net loss	$(51,015)	$(161,354)	$110,339

Revenue

Contract research revenue was $5.8 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively, and was comprised primarily of fees earned from the provision of laboratory services to our clients through Confluence.  Other revenue for the year ended December 31, 2020 consisted of $0.7 million of royalties earned on net sales of RHOFADE pursuant to the asset purchase agreement with EPI Health.

Cost of Revenue

Cost of revenue was $5.1 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively, and related to providing laboratory services to our clients through Confluence.  The increase in cost of revenue was driven primarily by increased personnel and lab supply costs as well as an increase in overhead expenses.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
(In thousands)	2020	2019	Change
ATI-450	$8,268	$7,839	$429
ATI-1777	3,993	3,612	381
ATI-2138	2,412	1,771	641
Other JAK inhibitors	265	11,102	(10,837)
A-101 45% Topical Solution	611	13,309	(12,698)
Discovery	2,141	4,152	(2,011)
Other research and development	1,564	2,177	(613)
Personnel	7,165	9,612	(2,447)
Stock-based compensation	2,919	5,091	(2,172)
Milestones and licensing	—	5,500	(5,500)
Contingent consideration	2,393	734	1,659
Total research and development expenses	$31,731	$64,899	$(33,168)

ATI-450

Research and development expenses for ATI-450 during the year ended December 31, 2020 primarily consisted of costs associated with multiple clinical trials, including a Phase 2a trial in subjects with moderate to severe rheumatoid arthritis.  ATI-450 expenses during the year ended December 31, 2019 primarily consisted of preclinical development activities and activities related to a Phase 1 clinical trial that was completed in January 2020.  ATI-450 expenses increased during the year ended December 31, 2020 due to an increase in costs associated with various ongoing clinical trials, partially offset by lower preclinical development activities.

ATI-1777

Expenses for ATI-1777 were higher during the year ended December 31, 2020 primarily due to costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis which commenced in 2020, partially offset by lower preclinical development activities.

ATI-2138

Expenses for ATI-2138 were higher during the year ended December 31, 2020 primarily due to preclinical development activities and IND-enabling studies.

Other JAK inhibitors

The decrease in expenses related to other JAK inhibitors primarily resulted from lower expenses in the year ended December 31, 2020 following the completion of multiple Phase 2 clinical trials of our legacy JAK inhibitors, ATI-501 and ATI-502, in 2019.

A-101 45% Topical Solution

Expenses related to A-101 45% Topical Solution decreased primarily due to lower expenses in the year ended December 31, 2020 following the completion of our Phase 3 clinical trials in 2019.

Discovery and other research and development

Research and development expenses related to discovery decreased during the year ended December 31, 2020 as our discovery-stage assets matured to clinical-stage assets.  As a result of this transition, we focused fewer resources on our discovery-stage assets in 2020 compared to 2019.  Other research and development expenses, which primarily included expenses for medical affairs activities, were lower primarily due to a decrease in activities for our A-101 45% Topical

Solution, ATI-501 and ATI-502 clinical trials that were completed in 2019.  Additionally, travel expenses were lower during the year ended December 31, 2020 due to the COVID-19 pandemic.

Personnel and stock-based compensation

Personnel expenses and stock-based compensation decreased due to lower headcount primarily resulting from the restructuring announced in September 2019.

Milestones and licensing and contingent consideration

In 2019, we recorded $5.5 million of expenses for payments under a license agreement upon the achievement of a development milestone and a fee related to a contract amendment.  The change in contingent consideration during the year ended December 31, 2020 was the result of updates to our assumptions as a result of the completion of a successful Phase 1 clinical trial for ATI-450 and the submission and allowance of an IND for ATI-1777, while the change in contingent consideration during the year ended December 31, 2019 was the result of updates to our assumptions as a result of the submission and allowance of an IND for ATI-450.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(In thousands)	2020	2019	Change
Personnel	$5,671	$8,342	$(2,671)
Professional and legal fees	3,671	3,995	(324)
Facility and support services	1,743	2,574	(831)
Other general and administrative	2,103	2,628	(525)
Stock-based compensation	7,342	10,288	(2,946)
Total general and administrative expenses	$20,530	$27,827	$(7,297)

Personnel and stock-based compensation expenses decreased due to lower headcount primarily resulting from the restructuring announced in September 2019.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and current lawsuits described in this report.  Professional and legal fees were lower year-over-year primarily due to lower corporate legal fees.  Facility and support services included general office expenses, information technology costs and other expenses, and decreased primarily due to lower operational and other overhead costs.  Other general and administrative expenses was lower primarily due to reduced travel-related activities in light of the COVID-19 pandemic.

Goodwill Impairment

During the year ended December 31, 2019, we performed an impairment analysis due to a decline in our stock price.  Our impairment analysis noted that the fair value for the therapeutics reporting unit was less than its carrying value.  As a result, we recorded an impairment charge of $18.5 million.

Other Expense, net

The $2.1 million decrease in other expense, net was primarily due to lower interest expense and fees associated with outstanding debt balances.

Loss from Discontinued Operations

The decrease in loss from discontinued operations was due to the divestiture of RHOFADE (see Note 3 to the consolidated financial statements included in this report for additional information).  We recorded income from discontinued operations of $0.1 million during the year ended December 31, 2020 which consisted of $0.4 million of RHOFADE product sales due to a reversal of previously accrued product sales-related reserves, partially offset by $0.3 million of expenses.

Comparison of Years Ended December 31, 2019 and 2018

	Year Ended December 31,
(In thousands)	2019	2018	Change
Revenues:
Contract research	$4,227	$4,651	$(424)
Other revenue	—	1,500	(1,500)
Total revenue	4,227	6,151	(1,924)

Costs and expenses:
Cost of revenue	4,055	4,329	(274)
Research and development	64,899	60,841	4,058
General and administrative	27,827	25,761	2,066
Goodwill impairment	18,504	—	18,504
Total costs and expenses	115,285	90,931	24,354
Loss from operations	(111,058)	(84,780)	(26,278)

Other income (expense), net	(2,484)	2,676	(5,160)
Loss from continuing operations before income taxes	(113,542)	(82,104)	(31,438)
Income tax benefit	—	—	—
Loss from continuing operations	(113,542)	(82,104)	(31,438)
Loss from discontinued operations, net of tax	(47,812)	(50,634)	2,822
Net loss	$(161,354)	$(132,738)	$(28,616)

Revenue

Contract research revenue was $4.2 million and $4.7 million for the years ended December 31, 2019 and 2018, respectively, and was comprised primarily of fees earned from the provision of laboratory services to our clients through Confluence.  Other revenue for the year ended December 31, 2018 related to payments associated with a license agreement and consisted of an upfront payment of $1.0 million and $0.5 million earned upon the achievement of a specified regulatory milestone.

Cost of Revenue

Cost of revenue was $4.1 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively, and related to providing laboratory services to our clients through Confluence.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
(In thousands)	2019	2018	Change
ATI-450	$7,839	$4,068	$3,771
ATI-1777	3,612	8	3,604
ATI-2138	1,771	—	1,771
Other JAK inhibitors	11,102	22,449	(11,347)
A-101 45% Topical Solution	13,309	10,114	3,195
Discovery	4,152	4,082	70
Other research and development	2,177	4,035	(1,858)
Personnel	9,612	8,332	1,280
Stock-based compensation	5,091	6,481	(1,390)
Milestones and licensing	5,500	—	5,500
Contingent consideration	734	1,272	(538)
Total research and development expenses	$64,899	$60,841	$4,058

ATI-450

The increase in expenses for ATI-450 resulted primarily from preclinical development activities as well as a Phase 1 clinical trial, which was initiated and near completion during the year ended December 31, 2019.

ATI-1777

Expenses related to ATI-1777 increased during the year ended December 31, 2019 due to higher preclinical activities and IND-enabling preclinical studies.

ATI-2138

Expenses for ATI-2138 were higher during the year ended December 31, 2019 primarily due to preclinical development activities.

Other JAK inhibitors

Development expenses related to other JAK inhibitors decreased primarily due to lower expenses in the year ended December 31, 2019 following the completion of multiple Phase 2 clinical trials of ATI-501 and ATI-502 in 2019.

A-101 45% Topical Solution

Expenses related to A-101 45% Topical Solution increased primarily due to higher expenses associated with our two pivotal Phase 3 clinical trials, which were initiated during 2018 and were completed in 2019.

Discovery and other research and development

Discovery expenses were consistent year-over-year and reflected our efforts to progress various programs to candidate selection and clinical-stage.  The decrease in other research and development expenses was primarily due to lower costs related to legacy dermatology assets and lower travel expenses.

Personnel and stock-based compensation

The increase in personnel expenses, which includes restructuring expenses, was primarily the result of increased headcount prior to our restructuring in 2019.  Restructuring expenses primarily included the cost of termination benefits given to employees that were involuntarily terminated during the year ended December 31, 2019.  The decrease in stock-based compensation expense was primarily the result of forfeitures by certain employees during 2019.

Milestones and licensing and contingent consideration

In 2019, we recorded $5.5 million of expenses for payments under a license agreement upon the achievement of a development milestone and a fee related to a contract amendment.  The change in contingent consideration during the year ended December 31, 2019 was the result of updates to our assumptions as a result of the submission and allowance of an IND for ATI-450.  The change in contingent consideration during the year ended December 31, 2018 was the result of updates to our assumptions related to ATI-1777 that reflected the achievement of a specified development milestone in November 2018 under the Confluence Agreement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(In thousands)	2019	2018	Change
Personnel	$8,342	$7,006	$1,336
Professional and legal fees	3,995	5,091	(1,096)
Facility and support services	2,574	2,349	225
Other general and administrative	2,628	1,998	630
Stock-based compensation	10,288	9,317	971
Total general and administrative expenses	$27,827	$25,761	$2,066

Personnel expenses, which includes restructuring expenses, and stock-based compensation expenses increased due to higher headcount prior to our restructuring.  Restructuring expenses primarily include the costs of termination benefits given to employees that were involuntarily terminated during the year ended December 31, 2019.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and business development.  The decrease in professional and legal fees was primarily related to lower corporate communications costs as well as lower legal costs incurred related to patents.  Facility and support services included general office expenses and information technology costs, which increased due to our new office and laboratory facility in St. Louis, which we moved into in 2019, as well as higher headcount prior to our restructuring. Other general and administrative expenses included insurance, travel costs, depreciation and other miscellaneous expenses.

Goodwill Impairment

During the year ended December 31, 2019, we performed an impairment analysis due to a decline in our stock price.  Our impairment analysis noted that the fair value for the therapeutics reporting unit was less than its carrying value.  As a result, we recorded an impairment charge of $18.5 million.

Other Income (Expense), net

The $5.2 million decrease in other income (expense), net was primarily due to higher interest expense incurred on outstanding debt balances.

Loss from Discontinued Operations

In September 2019, we announced the completion of a strategic review and our decision to refocus on our immuno-inflammatory development programs and to actively seek partners for our commercial products.  The decrease in loss from discontinued operations was driven by higher product sales, net partially offset by higher expenses (see Note 18 to the consolidated financial statements included in this report for additional information).

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities in public offerings and a private placement transaction, as well as debt financings.  We may engage in additional debt and equity financing transactions in order to raise additional funds.  In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $54.1 million. Subsequent to December 31, 2020, we raised net proceeds of $103.5 million through a public offering of common stock. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our term loan facility, lease obligations, and contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements.”

Equity Financing

January 2021 Public Offering

In January 2021, we closed a public offering in which we sold 6,306,271 shares of common stock at a price to the public of $17.50 per share, for aggregate gross proceeds of $110.4 million. We paid underwriting discounts and commissions of $6.6 million, and we also incurred expenses of $0.3 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $103.5 million.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park. The Purchase Agreement provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park, at our discretion, up to $15.0 million of shares of our common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 121,584 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of our common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million.  Through December 31, 2020, we sold 2,111,170 shares of our common stock to Lincoln Park under the Purchase Agreement for net proceeds of $7.7 million. We did not sell any additional shares prior to terminating the Purchase Agreement in January 2021 in connection with the public offering of common stock described above.

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

Debt Financing

Loan and Security Agreement with Silicon Valley Bank

In March 2020, we entered into a Loan and Security Agreement with SVB.  The Loan and Security Agreement provides for $11.0 million in term loans, of which we borrowed the entire amount on March 30, 2020.  The Loan and Security Agreement is secured by substantially all of our assets other than intellectual property.

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

Loan and Security Agreement with Oxford Finance LLC

In October 2018, we entered into a Loan and Security Agreement with Oxford.  The Loan and Security Agreement provided for up to $65.0 million in term loans, of we borrowed $30.0 million in October 2018.  In October 2019, we repaid in full the $30.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Net cash used in operating activities	$(38,633)	$(96,445)	$(100,811)
Net cash provided by investing activities	6,387	105,679	9,367
Net cash provided by (used in) financing activities	18,372	(30,316)	128,261
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,874)	$(21,082)	$36,817

Operating Activities

During the year ended December 31, 2020, operating activities used $38.6 million of cash primarily resulting from our net loss of $51.0 million and changes in our operating assets and liabilities of $2.4 million, partially offset by non-cash adjustments of $14.7 million.  Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2020 consisted of a $8.9 million decrease in accounts payable and accrued expenses, partially offset by a $4.9 million decrease in accounts receivable and a $1.7 million decrease in prepaid expenses and other assets.  The net decrease in accounts payable and accrued expenses was primarily driven by lower overall operating expenses as well as expenses incurred, but not yet paid, as of December 31, 2020 compared to the year ended December 31, 2019.  The decrease in accounts receivable was primarily the result of cash received from Allergan related to sales of RHOFADE made during the year ended December 31, 2019.  The decrease in prepaid expenses and other assets was primarily due to amortization of the premiums for our corporate insurance policies, which we expense equally over the policy term, partially offset by prepayment of policies for 2021.  Non-cash expenses of $14.7 million were primarily composed of stock-based compensation expense of $11.2 million, a charge of $2.4 million related to the change in the fair value of contingent consideration and depreciation and amortization expense of $1.3 million.

During the year ended December 31, 2019, operating activities used $96.4 million of cash primarily resulting from our net loss of $161.4 million and changes in our operating assets and liabilities of $2.7 million, partially offset by non-cash adjustments of $67.6 million.  Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2019 consisted of a $5.1 million decrease in accounts payable and accrued expenses and a $0.8 million increase in accounts receivable, which were partially offset by a $3.2 million decrease in prepaid expenses and other assets.  The decrease in accounts payable and accrued expenses was primarily driven by lower levels of expenses, including sales discounts and allowances, as the result of the disposition of RHOFADE, and lower research and development expenses as a result of the completion of our two pivotal Phase 3 clinical trials for A-101 45% Topical Solution, as well as the timing of vendor invoicing and payments.  The increase in accounts receivable was primarily the result of the timing of cash receipts from our contract research customers.  The decrease in prepaid expenses and other assets was due to research and development activities primarily related to preclinical development activities for ATI-450 and legacy JAK inhibitors, which concluded during the year ended December 31, 2019, and the elimination of sales and marketing activities as a result of the disposition of RHOFADE in October 2019.  Non-cash expenses of $67.6 million were composed of an intangible asset impairment charge of $27.6 million, a goodwill impairment charge of $18.5 million, stock-based compensation expense of $16.2 million, a charge of $0.7 million related to the change in the fair value of contingent consideration and depreciation and amortization expense of $6.4 million, partially offset by a gain of $1.9 million recognized on the disposition of RHOFADE.

During the year ended December 31, 2018, operating activities used $100.8 million of cash primarily resulting from our net loss of $132.7 million, partially offset by changes in our operating assets and liabilities of $9.4 million, and non-cash adjustments of $22.5 million.  Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2018 consisted of a $13.8 million increase in accounts payable and accrued expenses, which was partially offset by a $4.4 million increase in accounts receivable.  The increase in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of December 31, 2018, as well as the timing of vendor invoicing and payments.  Expenses incurred, but not yet paid, as of December 31, 2018 primarily included sales and marketing expenses related to the commercial launch of ESKATA in the United States in May 2018, amounts payable for copay assistance and commercial rebates related to sales of RHOFADE which we began selling in December 2018, as well as expenses related to our Phase 3 clinical trials for A-101 45% Topical Solution and our Phase 2 clinical trials for our legacy JAK inhibitors.  The increase in accounts receivable was the result of the commercial launch of ESKATA in May 2018 and sales of RHOFADE which we acquired in November 2018.  Non-cash expenses of $22.5 million were primarily composed of stock-based compensation expense.

Investing Activities

During the year ended December 31, 2020, investing activities provided $6.4 million of cash consisting of proceeds from sales and maturities of marketable securities of $54.6 million, offset by purchases of marketable securities of $47.7 million and purchases of equipment and leasehold improvements of $0.5 million.

During the year ended December 31, 2019, investing activities provided $105.7 million of cash consisting of proceeds from sales and maturities of marketable securities of $210.5 million and $34.2 million from the disposition of RHOFADE, offset by purchases of marketable securities of $137.4 million and purchases of equipment of $1.6 million.

During the year ended December 31, 2018, investing activities provided $9.4 million of cash consisting of proceeds from sales and maturities of marketable securities of $239.4 million, offset by purchases of marketable securities of $161.6 million, $67.1 million for the acquisition of RHOFADE, and purchases of equipment of $1.4 million.

Financing Activities

During the year ended December 31, 2020, financing activities provided $18.4 million of cash consisting of $10.9 million of net borrowings pursuant to the Loan and Security Agreement with SVB and $7.7 million of proceeds from the issuance of common stock in connection with the Purchase Agreement with Lincoln Park, partially offset by $0.1 million of finance lease payments and $0.2 million of deferred issuance costs.

During the year ended December 31, 2019, financing activities used $30.3 million of cash consisting of $30.0 million for the repayment of our term loan with Oxford and $0.5 million related to finance lease payments, offset by $0.2 million of cash received from the exercise of employee stock options.

During the year ended December 31, 2018, financing activities provided $128.3 million of cash consisting of net proceeds of $100.2 million received from our public offering of common stock in October 2018, $29.9 million of net borrowings pursuant to the Loan and Security Agreement with Oxford and $0.6 million of cash received from the exercise of employee stock options, offset by $1.8 million paid to the former Confluence equity holders as a result of the achievement of a development milestone and $0.6 million of finance lease payments.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and potentially other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K based on our current operating assumptions.  We will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Contractual Obligations and Commitments

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet.  The sub-sublease term runs concurrent with the original sublease agreement.  We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029.

In March 2020, we borrowed $11.0 million under the Loan and Security Agreement with SVB.  Amounts borrowed under the Loan and Security Agreement are subject to interest only through March 2022, after which we will be required to make principal and interest payments through the maturity date of March 2024.

We enter into contracts in the normal course of business with CROs and contract manufacturing organizations for clinical trials, preclinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Segment Information

We have two reportable segments, therapeutics and contract research.  The therapeutics segment is focused on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases.  The contract research segment earns revenue from the provision of laboratory services to clients through Confluence, our wholly-owned subsidiary.

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

The Loan and Security Agreement with SVB provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.  To the extent that any present or future credit facilities that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates.  In periods of rising interest rates when we have such debt outstanding, our interest expense would increase.  Based upon our debt outstanding of $11.0 million as of December 31, 2020, a 100 basis-point increase in the interest rate on our loan with SVB would result in $0.1 million of additional interest expense on an annualized basis.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to the year ended December 31, 2020.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aclaris Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Contingent Consideration Liability

As described in Notes 2 and 4 to the consolidated financial statements, the Company initially recorded a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, at its estimated fair value on the date of acquisition.  Management evaluates fair value estimates of contingent consideration liabilities on a quarterly basis.  Management estimates the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payment to its present value using a risk-adjusted rate of return.  Management estimates the fair value of the contingent consideration liability for regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payments to their present values using a credit-risk-adjusted interest rate. Changes in the fair value of the contingent consideration are recorded as income or expense in the Company’s consolidated statement of operations and comprehensive loss.  Significant assumptions used in management’s estimates include the probability of success of both achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development.  As of and for the year ended December 31, 2020, management recorded a contingent consideration liability of $4.1 million and expense of $2.4 million.

The principal considerations for our determination that performing procedures relating to the fair value of the contingent consideration liability is a critical audit matter are the significant judgment by management when developing the fair value estimate, which in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating the significant assumptions related to the probability of success of both achieving regulatory milestones and commencing commercialization. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others, testing management’s process for developing the fair value of the contingent consideration liability and evaluating the reasonableness of the valuation model and assumptions related to the probability of success of both achieving regulatory milestones and commencing commercialization.  Evaluating management’s assumptions related to the probability of success of both achieving regulatory milestones and commencing commercialization involved assessing whether the assumptions used by management were reasonable considering the agreements associated with the transaction and the consistency with industry studies and the stage of product development. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s valuation model.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2021

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$22,063	$34,187
Restricted cash	—	1,750
Marketable securities	32,068	39,078
Accounts receivable, net	772	704
Prepaid expenses and other current assets	2,590	3,118
Discontinued operations - current assets	—	4,966
Total current assets	57,493	83,803
Property and equipment, net	1,654	2,470
Intangible assets	7,123	7,199
Other assets	4,514	4,825
Total assets	$70,784	$98,297
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,254	$9,917
Accrued expenses	5,906	7,721
Current portion of lease liabilities	603	637
Discontinued operations - current liabilities	3,111	4,157
Total current liabilities	14,874	22,432
Other liabilities	3,179	3,736
Long-term debt, net	10,653	—
Contingent consideration	4,061	1,668
Deferred tax liability	367	549
Total liabilities	33,134	28,385
Commitments and contingencies (Note 20)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at December 31, 2020 and December 31, 2019; 45,109,314 and 41,485,638 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid‑in capital	542,286	523,505
Accumulated other comprehensive loss	(94)	(66)
Accumulated deficit	(504,542)	(453,527)
Total stockholders’ equity	37,650	69,912
Total liabilities and stockholders’ equity	$70,784	$98,297

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2020	2019	2018
Revenues:
Contract research	$5,786	$4,227	$4,651
Other revenue	696	—	1,500
Total revenue	6,482	4,227	6,151

Costs and expenses:
Cost of revenue	5,133	4,055	4,329
Research and development	31,731	64,899	60,841
General and administrative	20,530	27,827	25,761
Goodwill impairment	—	18,504	—
Total costs and expenses	57,394	115,285	90,931
Loss from operations	(50,912)	(111,058)	(84,780)

Other income (expense), net	(424)	(2,484)	2,676
Loss from continuing operations before income taxes	(51,336)	(113,542)	(82,104)
Income tax benefit	(182)	—	—
Loss from continuing operations	(51,154)	(113,542)	(82,104)
Income (loss) from discontinued operations, net of tax	139	(47,812)	(50,634)
Net loss	$(51,015)	$(161,354)	$(132,738)

Net loss per share, basic and diluted	$(1.20)	$(3.90)	$(4.03)
Weighted average common shares outstanding, basic and diluted	42,539,293	41,323,921	32,909,762

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$(2)	$28	$145
Foreign currency translation adjustment	(26)	(25)	32
Total other comprehensive income (loss)	(28)	3	177
Comprehensive loss	$(51,043)	$(161,351)	$(132,561)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	30,856,505	$—	$384,943	$(246)	$(159,435)	$225,262
Issuance of common stock in connection with public offering, net of offering costs of $6,669	9,941,750	—	100,205	—	—	100,205
Issuance of common stock in connection with the Confluence development milestone	253,181	—	2,215	—	—	2,215
Exercise of stock options and vesting of restricted stock units	159,289	—	(52)	—	—	(52)
Unrealized gain on marketable securities	—	—	—	145	—	145
Foreign currency translation adjustment	—	—	—	32	—	32
Stock-based compensation expense	—	—	20,055	—	—	20,055
Net loss	—	—	—	—	(132,738)	(132,738)
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124
Exercise of stock options and vesting of restricted stock units	274,913	—	(38)	—	—	(38)
Unrealized gain on marketable securities	—	—	—	28	—	28
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	—	16,177	—	—	16,177
Net loss	—	—	—	—	(161,354)	(161,354)
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Exercise of stock options and vesting of restricted stock units	1,390,922	—	(669)	—	—	(669)
Issuance of common stock in connection with an equity purchase agreement, net of offering costs of $168	2,232,754	—	7,865	—	—	7,865
Fair value of warrants issued in connection with debt financing	—	—	378	—	—	378
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	11,207	—	—	11,207
Net loss	—	—	—	—	(51,015)	(51,015)
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(51,015)	$(161,354)	$(132,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,324	6,409	1,879
Stock-based compensation expense	11,207	16,177	20,055
Change in fair value of contingent consideration	2,393	734	1,272
Goodwill impairment charge	—	18,504	—
Intangible asset impairment charge	—	27,638	—
Payment of Confluence development milestone	—	—	(717)
Gain on sale of RHOFADE	—	(1,850)	—
Deferred taxes	(182)	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,898	(809)	(4,380)
Prepaid expenses and other assets	1,689	3,233	62
Accounts payable	(5,219)	(3,160)	6,964
Accrued expenses	(3,728)	(1,967)	6,792
Net cash used in operating activities	(38,633)	(96,445)	(100,811)
Cash flows from investing activities:
Purchases of property and equipment	(453)	(1,613)	(1,356)
Acquisition of RHOFADE	—	—	(67,122)
Disposition of RHOFADE	—	34,186	—
Purchases of marketable securities	(47,714)	(137,385)	(161,598)
Proceeds from sales and maturities of marketable securities	54,554	210,491	239,443
Net cash provided by investing activities	6,387	105,679	9,367
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	—	—	100,205
Proceeds from issuance of common stock in connection with an equity purchase agreement, net of issuance costs	7,737	—	—
Proceeds from debt financing (including warrants), net of issuance costs	10,913	—	29,910
Repayment of debt	—	(30,000)	—
Payment of Confluence development milestone	—	—	(1,783)
Finance lease payments	(137)	(523)	(648)
Deferred issuance costs	(211)	—	—
Proceeds from exercise of employee stock options and the issuance of stock	70	207	577
Net cash provided by (used in) financing activities	18,372	(30,316)	128,261
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,874)	(21,082)	36,817
Cash, cash equivalents and restricted cash at beginning of period	35,937	57,019	20,202
Cash, cash equivalents and restricted cash at end of period	$22,063	$35,937	$57,019

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$124	$161
Fair value of warrants issued in connection with debt financing	$378	$—	$—
Property and equipment obtained pursuant to finance lease financing arrangements	$—	$—	$2,131
Fair value of stock issued in connection with Confluence development milestone	$—	$—	$2,215
Offering costs included in accounts payable	$—	$—	$210
Operating lease asset recorded as a result of new accounting standard	$—	$2,132	$—
Fair value of common stock issued in connection with an equity purchase agreement	$263	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012.  In July 2015, Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc.  In March 2016, Vixen Pharmaceuticals, Inc. (“Vixen”) became a wholly-owned subsidiary of Aclaris Therapeutics, Inc., and in September 2018, Vixen was dissolved.  In August 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL, Vixen and Confluence are referred to collectively as the “Company.”  The Company is a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  In addition to developing its novel drug candidates, the Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its novel drug candidates.

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $54.1 million and an accumulated deficit of $504.5 million. Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop its preclinical compounds, and to support its discovery efforts.

The Company has taken a number of actions to support its operations and meet its liquidity needs.  In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to actively seek partners for its drug candidates and commercial products.  As a result of this decision, the Company restructured its operations and reduced its workforce, which lowered operating costs.  In October 2019, the Company sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to further its focus on its development programs and improve cash flow.  In March 2020, the Company borrowed $11.0 million under a term loan facility with Silicon Valley Bank. In August 2020, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”).  As of December 31, 2020, the Company had sold 2,111,170 shares of common stock to Lincoln Park under the Purchase Agreement for net proceeds of $7.7 million.  The Company did not sell any additional shares prior to terminating the Purchase Agreement in January 2021 in connection with a public offering of common stock in which it sold 6,306,271 shares of its common stock for net proceeds of $103.5 million.

The Company’s plans to further address its liquidity needs primarily include its ability to control the timing and spending on its research and development programs.  The Company may also consider other plans to fund its operations including: (1) raising additional capital through debt or equity financings; (2) identifying third-party partners to further develop, obtain marketing approval for and/or commercialize its drug candidates, which may generate revenue and/or milestone payments; (3) reducing spending on one or more research and development programs by delaying or discontinuing development; and/or (4) further restructuring its operations to change its overhead structure.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.  If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its consolidated financial statements are issued.  As of the report date, the Company does not believe that substantial doubt exists about its ability to continue as a going concern.  The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”).  The consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, Confluence, ATIL, and Vixen (for periods prior to its dissolution in 2018).  All significant intercompany transactions have been eliminated.  Based upon the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the consolidated statement of operations.

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

Product Sales, net

The Company sold RHOFADE and ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”), its non-marketed product approved by the U.S. Food and Drug Administration, during the years ended December 31, 2019 and 2018 to a limited number of wholesalers in the United States (collectively, its “Customers”).  These Customers subsequently resold the Company’s products to pharmacies and health care providers.  In addition to distribution agreements with Customers, the Company entered into, or was subject to, arrangements with third-party payors, including pharmacy benefit managers and government agencies, as well as group purchasing organizations (“GPOs”), which provided for government mandated or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s commercial products.  The Company discontinued selling ESKATA in August 2019.  The Company sold the worldwide rights to RHOFADE in October 2019 (see Note 3).  Product sales, net is presented in discontinued operations for all periods presented.

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

The Company also received revenue from grants under the Small Business Innovation Research program of the National Institutes of Health, or NIH.  During the year ended December 31, 2018, the Company had two active grants from NIH related to early-stage research.  There are no remaining funds available under the grants.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents.  Cash equivalents, which have consisted of money market accounts and commercial paper, are stated at fair value.  Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows as of December 31, 2020 and 2019 includes $0 and $1.8 million, respectively, of restricted cash, consisting of funds in escrow pursuant to the asset purchase agreement with EPI Health, LLC (“EPI Health”) (see Note 15).

Marketable Securities

Marketable securities with original maturities of greater than three months and remaining maturities of less than one year from the balance sheet date are classified as short-term. Marketable securities with remaining maturities of greater than one year from the balance sheet date are classified as long-term.

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using either quoted prices in active markets for identical securities or quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other income (expense), net within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the statement of operations and comprehensive loss.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Computer equipment is depreciated over three years. Manufacturing and laboratory equipment is depreciated over five years. Furniture and fixtures are depreciated over five years.  Leasehold improvements are depreciated over the shorter of the lease term or their useful life.  Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from continuing operations.

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

Intangible Assets

Intangible assets include both definite-lived and indefinite-lived assets.  Definite-lived intangible assets consist of a drug discovery platform the Company acquired through the acquisition of Confluence, and prior to the disposition in 2019, also included the intellectual property rights related to RHOFADE.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up.  If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Indefinite-lived intangible assets consist of an in-process research and development (“IPR&D”) drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D is either amortized over its estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned or otherwise impaired.

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

During the year ended December 31, 2019, the Company performed an impairment analysis of the RHOFADE intangible asset due to its decision to discontinue commercial operations and actively seek a commercialization partner for RHOFADE.  The Company’s impairment analysis, which primarily utilized a market-participant’s indication of fair value, resulted in a fair value for the RHOFADE intangible asset which was less than its carrying value.  As a result, the Company recorded an impairment charge of $27.6 million, which is included in discontinued operations on the consolidated statement of operations, to adjust the carrying value of the RHOFADE intangible asset to its net realizable value (see Note 3).

During the years ended December 31, 2020 and 2019, the Company did not record an IPR&D impairment.

Goodwill

Goodwill is not amortized, but rather is subject to testing for impairment at least annually, which the Company performs either during the fourth quarter or when indicators of an impairment are present.  The Company considers each of its operating segments, therapeutics and contract research, to be a reporting unit since this is the lowest level for which discrete financial information is available.  The impairment test performed by the Company is a qualitative assessment based upon the then current facts and circumstances related to operations of the reporting unit.  If the qualitative assessment indicates an impairment may be present, the Company would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, the Company performed an impairment analysis due to a decline in its stock price, which was considered a triggering event to evaluate goodwill for impairment.  The Company’s impairment analysis, using a market approach, noted that its stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, the Company recorded an impairment charge of $18.5 million.

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

Contingent Consideration

The Company initially recorded a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon the achievement of certain development, regulatory and commercial milestones, as well as future projected sales performance, at its estimated fair value on the date of acquisition.  The ultimate amount of future payments, if any, is based on criteria such as sales performance and the achievement of certain regulatory and sales milestones.  The Company estimates the fair value of the contingent consideration liability related to the achievement of regulatory milestones by assigning an achievement probability to each potential milestone and discounting the associated cash payment to its present value using a credit-risk-adjusted interest rate.  The Company estimates the fair value of the contingent consideration liability associated with sales milestones and royalties by estimating future sales levels, assigning an achievement probability and discounting the associated cash payments to their present values using a risk-adjusted rate of return.  Significant assumptions used in the Company’s estimates include the probability of success of both achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and ranged between 4% and 15%.  The Company evaluates fair value estimates of contingent consideration liabilities on a quarterly basis.  Any change in fair value reflects new information about the likelihood of the payment of the contingent consideration and the passage of time. For example, if the timing of the development of an acquired drug candidate, or the size of potential commercial opportunities related to an acquired drug candidate, differ from the Company’s assumptions, then the fair value of contingent consideration would be adjusted accordingly. Future changes in the fair value of the contingent consideration, if any, will be recorded as income or expense in the Company’s consolidated statement of operations and comprehensive loss.

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

The Company measures the compensation expense of stock-based awards granted to consultants using the grant date fair value of the award.  The Company recognizes compensation expense over the period during which services are rendered by the consultant.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  Comprehensive loss is comprised of net loss, foreign currency translation adjustments and unrealized gains (losses) on marketable securities.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period, plus the weighted average number of potential shares of common stock from the assumed exercise of stock options and warrants and the assumed vesting of RSUs, if dilutive.  Since the Company was in a net loss position, basic and diluted net loss per share was the same for each of the periods presented.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents, marketable securities and contingent consideration are carried at fair value, determined according to the fair value hierarchy described above.  The carrying value of the Company’s accounts payable and accrued expenses approximate fair value due to the short-term nature of these liabilities.  The carrying value of the Company’s debt approximates fair value due to the debt bearing a variable interest rate which is reflective of current market rates.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The amendments in this ASU expand the scope of Topic 718 to include stock-based compensation arrangements with nonemployees except for specific guidance on option pricing model inputs and cost attribution.  The Company adopted this standard as of January 1, 2019, the impact of which on its consolidated financial statements was not significant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and 2018-11, Targeted Improvements, which included a number of technical corrections and improvements, including additional options for transition.  The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The amendments in ASU 2016-02 must be applied to all leases existing at the date a company initially applies the standard.  The Company adopted the new standard as of January 1, 2019, using the effective date as the date of its initial application, and used the modified retrospective approach.  The adoption of ASU 2016-02 resulted in the Company recording additional assets and liabilities of $2.1 million and $2.3 million, respectively, upon adoption on January 1, 2019.  The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statement of operations and comprehensive loss or cash flows.

3. RHOFADE

Disposition - Asset Purchase Agreement with EPI Health, LLC

In October 2019, the Company entered into an asset purchase agreement with EPI Health pursuant to which the Company sold the worldwide rights to RHOFADE, which included the assignment of certain licenses for related intellectual property assets (the “Disposition”).

Pursuant to the asset purchase agreement, EPI Health paid the Company an upfront payment of $35.2 million.  In addition, EPI Health agreed to pay the Company (i) potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products as defined in the asset purchase agreement, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United States,  such royalty shall be paid until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  Finally, EPI Health agreed to assume the Company’s obligation to pay specified royalties and milestone payments under certain agreements with third parties.

Acquisition – Asset Purchase Agreement with Allergan Sales, LLC

In November 2018, the Company acquired the worldwide rights to RHOFADE, which included an exclusive license to certain intellectual property, from Allergan Sales, LLC (“Allergan”) pursuant to an asset purchase agreement. The acquisition of RHOFADE was accounted for as an asset acquisition in accordance with FASB ASC 805-50.

The following table summarizes the fair value of assets acquired in the acquisition of RHOFADE:

(In thousands)
Inventory	$893
Intangible assets, net	66,229
Total assets acquired	$67,122

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,955	$1,500	$—	$16,455
Marketable securities	—	32,068	—	32,068
Total assets	$14,955	$33,568	$—	$48,523

Liabilities:
Acquisition-related contingent consideration	$—	$—	$4,061	$4,061
Total liabilities	$—	$—	$4,061	$4,061

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,277	$—	$—	$21,277
Marketable securities	—	39,078	—	39,078
Total assets	$21,277	$39,078	$—	$60,355

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,668	$1,668
Total liabilities	$—	$—	$1,668	$1,668

As of December 31, 2020 and 2019, the Company’s cash equivalents included a money market fund, which was valued based upon Level 1 inputs.  Cash equivalents as of December 31, 2020 also included commercial paper, which was valued based upon Level 2 inputs.  The Company’s marketable securities as of December 31, 2020 and 2019 included U.S. government agency debt securities, commercial paper and asset-backed debt securities, which were valued based upon Level 2 inputs.  Marketable securities as of December 31, 2019 also included corporate debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

The increase in contingent consideration of $2.4 million during the year ended December 31, 2020 was primarily due to updates to the Company’s assumptions resulting from the successful completion of a Phase 1 clinical trial for ATI-450 and the submission and allowance of an Investigational New Drug Application (“IND”) for ATI-1777.  The change in acquisition-related contingent consideration of $0.7 million during the year ended December 31, 2019 was the result of updates to the Company’s assumptions as a result of the submission and allowance of an IND for ATI-450.

As of December 31, 2020 and 2019, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Commercial paper	$20,483	$—	$—	$20,483
Asset-backed debt securities	4,036	1	—	4,037
U.S. government agency debt securities	7,547	1	—	7,548
Total marketable securities	$32,066	$2	$—	$32,068

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$7,815	$2	$—	$7,817
Commercial paper	15,129	—	—	15,129
Asset-backed debt securities	8,004	4	—	8,008
U.S. government agency debt securities	8,126	1	(3)	8,124
Total marketable securities	$39,074	$7	$(3)	$39,078

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Computer equipment	$1,197	$1,315
Finance lease right-of-use assets	—	435
Lab equipment	1,340	1,250
Furniture and fixtures	617	647
Leasehold improvements	1,123	889
Property and equipment, gross	4,277	4,536
Accumulated depreciation	(2,623)	(2,066)
Property and equipment, net	$1,654	$2,470

Depreciation expense was $1.1 million, $1.5 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	December 31,	December 31,	December 31,	December 31,
(In thousands, except years)	Life (years)	2020	2019	2020	2019
Other intangible assets	6.6	751	751	257	181
IPR&D	na	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$257	$181

Amortization expense was $75 thousand for each of the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, estimated future amortization expense is as follows:

Year Ending
(In thousands)	December 31,
2021	$75
2022	75
2023	75
2024	75
2025	75
Thereafter	119
Total	$494

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2020	2019
Employee compensation expenses	$3,971	$3,321
Research and development expenses	761	2,857
Other	1,174	1,543
Total accrued expenses	$5,906	$7,721

8. Debt

Loan and Security Agreement – Silicon Valley Bank

In March 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”).  The Loan and Security Agreement provides for $11.0 million in term loans, of which the Company borrowed the entire amount on March 30, 2020.  The Loan and Security Agreement is secured by substantially all of the assets of the Company other than intellectual property.  In connection with the Loan and Security Agreement, the Company issued to SVB a warrant to purchase up to 460,251 shares of common stock (the “Warrant”) (see Note 9).  The proceeds of the Loan and Security Agreement were allocated to the term loan and Warrant using a relative fair value approach.

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

Loan and Security Agreement – Oxford Finance LLC

In October 2018, the Company entered into a Loan and Security Agreement with Oxford Finance LLC.  The Loan and Security Agreement provided for up to $65.0 million in term loans, of which the Company borrowed $30.0 million in October 2018.  In October 2019, the Company repaid in full the $30.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees.

9. Stockholders’ Equity

Preferred Stock

As of December 31, 2020 and 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2020 and 2019.

Common Stock

As of December 31, 2020 and 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through December 31, 2020.

October 2018 Public Offering

In October 2018, the Company entered into an underwriting agreement pursuant to which the Company issued and sold 9,941,750 shares of common stock under registration statements on Form S-3, including the underwriters’ full exercise of their option to purchase additional shares. The shares of common stock were sold to the public at a price of $10.75 per share, for gross proceeds of $106.9 million.  The Company paid underwriting discounts and commissions of $6.4 million to the underwriters in connection with the offering.  In addition, the Company incurred expenses of $0.3 million in connection with the offering.  The net offering proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses, were $100.2 million.

Warrants

The Warrant issued to SVB in March 2020 had an initial exercise price of $0.956 per share, subject to adjustment as provided in the Warrant. The Warrant became immediately exercisable in full upon the funding of the term loan facility.  The Company assigned a fair value of $0.4 million to the Warrant using a Black-Scholes valuation methodology, and also concluded that the Warrant was indexed to its own stock and therefore classified the Warrant as an equity instrument.  In January 2021, SVB net exercised the Warrant in full, and the Company issued to SVB 388,119 shares of common stock.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, the Company entered into the Purchase Agreement with Lincoln Park which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park, at its discretion, up to $15.0 million of shares of its common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 121,584 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million. Through December 31, 2020, the Company sold 2,111,170 shares of its common stock to Lincoln Park under the Purchase Agreement for net proceeds of $7.7 million.  The Company terminated the Purchase Agreement in January 2021. The Company did not sell any additional shares prior to terminating the Purchase Agreement in January 2021 in connection with the public offering of common stock described below (see Note 21).

10. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan.  The 2015 Plan became effective in connection with the Company’s initial public offering.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock.  The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of December 31, 2020, 2,423,020 shares remained available for grant under the 2015 Plan.  As of January 1, 2021, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 1,804,372 shares.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 443,000 stock options and 28,895 RSUs outstanding as of December 31, 2020 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted a total of 1,140,524 stock options under the 2012 Plan, of which 549,561 and 745,735 were outstanding as of December 31, 2020 and 2019, respectively.  Stock options granted under the 2012 Plan vested over four years and expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended
	December 31,
	2020	2019	2018
Risk-free interest rate	0.87%	2.27%	2.66%
Expected term (in years)	6.1	6.2	6.3
Expected volatility	85.19%	99.36%	96.78%
Expected dividend yield	0%	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeiture in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2020, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2017	3,328,757	$20.69	8.3	$19,812
Granted	1,459,800	20.97
Exercised	(59,450)	9.70		724
Forfeited and cancelled	(447,026)	24.62
Outstanding as of December 31, 2018	4,282,081	$20.53	7.9	$2,404
Granted	44,500	5.75
Exercised	(142,779)	1.33		112
Forfeited and cancelled	(1,081,581)	23.01
Outstanding as of December 31, 2019	3,102,221	$20.33	6.6	$148
Granted	734,800	1.30
Exercised	(53,737)	1.30		145
Forfeited and cancelled	(911,786)	22.41
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Options vested and expected to vest as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Options exercisable as of December 31, 2020	1,844,197	$18.92	5.8	$1,424

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $0.93, $4.63 and $16.55 per share, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2020, 2019 and 2018.

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2017	283,553	$27.02
Granted	552,060	19.03
Vested	(140,497)	27.22	$2,158
Forfeited and cancelled	(68,709)	23.65
Outstanding as of December 31, 2018	626,407	$20.30
Granted	3,650,942	3.56
Vested	(173,444)	21.31	$799
Forfeited and cancelled	(510,990)	10.63
Outstanding as of December 31, 2019	3,592,915	$4.62
Granted	1,168,805	1.36
Vested	(1,804,429)	3.33	$2,607
Forfeited and cancelled	(713,134)	4.77
Outstanding as of December 31, 2020	2,244,157	$3.83

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the consolidated statement of operations included the following:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
Cost of revenue	$946	$703	$766
Research and development	2,919	5,091	6,480
General and administrative	7,342	10,288	9,317
Total stock-based compensation expense	$11,207	$16,082	$16,563

As of December 31, 2020, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $4.2 million and $5.5 million, respectively, which is expected to be recognized over weighted average periods of 1.3 years and 1.8 years, respectively.

11. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Year Ended
	December 31,
(In thousands, except for share and per share data)	2020	2019	2018
Numerator:
Net loss	$(51,015)	$(161,354)	$(132,738)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	42,539,293	41,323,921	32,909,762
Net loss per share, basic and diluted	$(1.20)	$(3.90)	$(4.03)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.  All share amounts presented in the table below represent the total number outstanding as of December 31 of each year.

	December 31,
	2020	2019	2018
Options to purchase common stock	2,871,498	3,102,221	4,282,081
Restricted stock unit awards	2,244,157	3,592,915	626,407
Warrants	460,251	—	—
Total potential shares of common stock	5,575,906	6,695,136	4,908,488

12. Leases

The Company has operating leases for office space and laboratory facilities, and had finance leases for its laboratory equipment.   As a result of the Company’s decision to actively seek partners for its commercial products, the

Company terminated the finance leases for its fleet vehicles and recognized a loss on lease termination of $0.2 million during the year ended December 31, 2019.  The components of lease expense were as follows:

	Year Ended
	December 31,
(In thousands)	2020	2019
Operating lease expense	$1,013	$808

Finance Leases:
Amortization of right-to-use assets	$113	$443
Interest expense	5	87
Total finance lease expenses	$118	$530

Rent expense was $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, which was recognized on a straight-line basis over the term of the lease.

Operating Leases

Agreements for Office Space

The Company has a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania. The sublease has a term that runs through October 2023. If for any reason the lease between Chesterbrook Partners, LP (“Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate. In December 2020, the Company entered into a sub-sublease agreement under which it sub-subleased 8,115 square feet.  The sub-sublease term runs concurrent with the original sublease agreement.

In February 2019, the Company entered into a sublease agreement with a third party for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(In thousands)	2020	2019
Operating Leases:
Gross cost	$5,240	$5,213
Accumulated amortization	(1,111)	(480)
Other assets	$4,129	$4,733

Current portion of lease liabilities	$603	$526
Other liabilities	2,894	3,548
Total operating lease liabilities	$3,497	$4,074

Finance Leases

Laboratory Equipment

The Company leased laboratory equipment which it used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017, and which terms ended in October 2020 and December 2020, respectively.

Fleet Vehicles

The Company leased automobiles for its sales force and other field-based employees under the terms of a master lease agreement with a third party.  The lease term for each automobile began on the date the Company took delivery and continued for a period of four years.  The Company returned all leased vehicles during the year ended December 31, 2019.

Supplemental balance sheet information related to finance leases is as follows:

(In thousands)	December 31,	December 31,
Finance Leases:	2020	2019
Property and equipment, gross	$—	$435
Accumulated depreciation	—	(322)
Property and equipment, net	$—	$113

Current portion of lease liabilities	$—	$111
Other liabilities	—	21
Total finance lease liabilities	$—	$132

Supplemental information related to operating and finance leases is as follows:

	Year Ended
(In thousands, except for years and percentages)	December 31,
Supplemental Cash Flow Lease Information:	2020	2019
Operating cash flows from operating leases	$907	$755
Operating cash flows from finance leases	$5	$87
Financing cash flows from finance leases	$137	$523

Leased assets obtained in exchange for new operating lease liabilities	$—	$3,060

Weighted-Average Remaining Lease Term (in years):
Operating leases	6.0	6.8
Finance leases	—	0.9

Weighted-Average Discount Rate:
Operating leases	10.1%	10.1%
Finance leases	10.0%	10.0%

Future minimum lease payments under operating and finance lease agreements are as follows:

(In thousands)	Operating
Year Ending December 31,	Leases
2021	$924
2022	949
2023	866
2024	343
2025	352
Thereafter	1,301
Total undiscounted lease payments	4,735
Less: unrecognized interest	(1,238)
Total lease liability	$3,497

13. Income Taxes

During the years ended December 31, 2020, 2019 and 2018, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
U.S. operations	$(51,215)	$(161,192)	$(132,473)
Foreign operations	18	(162)	(265)
Loss before income taxes	$(51,197)	$(161,354)	$(132,738)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.5)	(6.6)	(3.5)
Research and development tax credits	(2.6)	(1.5)	(2.1)
Permanent differences	2.6	3.0	0.8
Change in deferred tax asset valuation allowance	28.1	26.2	25.7
Effective income tax rate	(0.4)%	0.1%	(0.1)%

Deferred tax liabilities, net consisted of the following:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$101,277	$90,298
Capitalized start-up costs	6,509	6,904
Research and development tax credit carryforwards	8,732	7,417
Capitalized research and development expense	4,611	4,456
Stock‑based compensation expense	14,526	12,973
Accrued compensation	745	588
Lease liabilities	888	945
Other	602	618
Total deferred tax assets	137,890	124,199
Deferred tax liabilities:
Property and equipment	(209)	(206)
Intangible asset	(2,033)	(1,741)
Right-to-use assets	(1,026)	(1,235)
Other	(430)	(600)
Total deferred tax liabilities	(3,698)	(3,782)
Valuation allowance	(134,559)	(120,966)
Deferred tax liabilities, net	$(367)	$(549)

As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $367.6 million and $369.6 million, respectively, which will begin to expire in 2032.  As of December 31, 2020, the Company also had federal research and development tax credit carryforwards of $8.6 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. The Company also has $0.2 million of loss carryforwards in the United Kingdom which can be carried forward indefinitely. Utilization of the NOLs and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed an analysis under Section 382 for NOLs generated from July 13, 2012 through July 20, 2020.  Although the Company has experienced Section 382 ownership changes since 2012, the Company has concluded that it should have sufficient ability to utilize NOLs accumulated during the periods tested.  The Company has not yet determined if a Section 382 ownership change has occurred after July 20, 2020.  In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets.  The Company considered its history of cumulative net losses incurred since inception, its lack of substantial revenue generated to date, and its forecasted future operating losses and concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets.  Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019.  The Company evaluates positive and negative evidence of its ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 related primarily to the increases in NOLs, capitalized start-up costs, and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Valuation allowance at beginning of year	$(120,966)	$(80,985)	$(46,878)
Decreases recorded as benefit to income tax provision	—	—	—
Decreases recorded to opening balance sheet	58	—	—
Increases recorded to income tax provision	(13,651)	(39,981)	(34,107)
Valuation allowance as of end of year	$(134,559)	$(120,966)	$(80,985)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2017 to the present.  All open years may be examined to the extent that tax credit or NOLs are used in future periods.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

14. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, in November 2018 the Company entered into a master services agreement with a subsidiary of Mallinckrodt plc pursuant to which Confluence provides laboratory services to the subsidiary (“Mallinckrodt”) in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the years ended December 31, 2020 and 2019, the Company invoiced Mallinckrodt for $0.3 million and $0.1 million, respectively, under the master services agreement.  As of December 31, 2020 and 2019, the Company had $0 of outstanding accounts receivable balances from Mallinckrodt.  Mr. Reasons had no financial interest in these transactions.

15. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE to EPI Health pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.7 million and $0 during the years ended December 31, 2020 and 2019, respectively.  Royalty income is included in other revenue on the consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

Asset Purchase Agreement – Allergan Sales, LLC

In November 2018, the Company acquired RHOFADE from Allergan pursuant to an asset purchase agreement.  The Company agreed to pay Allergan specified royalties, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments.  The Company incurred royalties earned by Allergan under the asset purchase agreement of $0, $1.4 million and $0.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Agreement and Plan of Merger - Confluence

In August 2017, the Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”).  In November 2018, a development milestone specified in the Confluence Agreement was achieved, as a result of which the Company paid the former Confluence equity holders $2.5 million in cash and issued 253,208 shares of its common stock with a fair value of $2.2 million.  Under the Confluence Agreement, the Company also agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million, based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, the Company agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

License and Collaboration Agreement – Rigel Pharmaceuticals, Inc.

In August 2015, the Company entered into an exclusive, worldwide license and collaboration agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for the development and commercialization of products containing two specified JAK inhibitors, which the Company refers to as ATI-501 and ATI-502.  During the year ended December 31, 2019, the Company made a milestone payment of $4.0 million to Rigel upon the achievement of a specified development milestone which is included in research and development expenses on the Company’s consolidated statement of operations. In connection with an amendment of the agreement with Rigel in October 2019, the Company paid Rigel an amendment fee of $1.5 million during the year ended December 31, 2020.

16. Retirement Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has elected to match 100% of employee contributions to the 401(k) Plan up to 4% of the employee’s earnings, subject to certain limitations.  Company contributions under the 401(k) Plan were $0.4 million, $0.7 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

17. Restructuring Charges

In September 2019, the Company announced the completion of a strategic review and its decision to refocus on its immuno-inflammatory development programs and to actively seek partners for its commercial products.  As a result, the Company terminated 63 employees (“terminated employees”) and gave notice to an additional 23 employees (“noticed employees”) who were asked to provide transition services through termination dates ranging between 4 to 10 months from the date notice was given.  The terminated employees were entitled to receive cash severance payments as well as cash payments in lieu of sixty days’ notice required by the Worker Adjustment and Retraining Notification Act (the “WARN Act”).  The noticed employees were entitled to receive one-time cash severance payments which were not contingent upon providing additional services to the Company.  In addition, certain noticed employees earned retention bonuses if they continued to be employed by the Company through certain termination dates.  The Company recorded a restructuring charge for the one-time severance and WARN Act payments, which was triggered immediately upon either terminating or giving notice to the impacted employees.  The Company expensed the cost of retention bonuses for noticed employees over their respective service terms.  During the year ended December 31, 2020, the Company recognized aggregate expenses of $0.1 million and made payments of $0.3 million related to termination benefits for employees.  During the year ended December 31, 2019, the Company recognized aggregate expenses of $2.7 million and made payments of $2.3 million related to termination benefits for employees.

18. Discontinued Operations

The components of loss from discontinued operations as reported in the Company’s consolidated statement of operations were as follows:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenues:
Product sales, net	$424	$13,896	$3,940
Total revenue, net	424	13,896	3,940

Costs and expenses:
Cost of revenue (excludes amortization)	—	4,522	1,969
Research and development	1	503	2,168
Sales and marketing	283	23,112	47,827
General and administrative	1	2,929	2,058
Intangible asset impairment	—	27,638	—
Amortization of definite-lived intangible	—	4,426	552
Total costs and expenses	285	63,130	54,574
Income (loss) from operations	139	(49,234)	(50,634)

Other income, net	—	1,422	—
Income (loss) from discontinued operations before income taxes	139	(47,812)	(50,634)
Income tax benefit	—	—	—
Net income (loss) from discontinued operations	$139	$(47,812)	$(50,634)

Net income (loss) from discontinued operations per share, basic and diluted	$0.00	$(1.16)	$(1.54)
Weighted average common shares outstanding, basic and diluted	42,539,293	41,323,921	32,909,762

The following table presents the details of product sales, net included in discontinued operations:

	Year Ended
	December 31,
(In thousands)	2020	2019	2018
ESKATA	$—	$312	$2,804
RHOFADE	424	13,584	1,136
Total product sales, net	$424	$13,896	$3,940

The Company recorded $0.4 million of RHOFADE product sales, net during the year ended December 31, 2020 due to a reversal of previously accrued product sales-related reserves.

The following table presents information related to assets and liabilities reported as discontinued operations in the Company’s consolidated balance sheet:

	December 31,	December 31,
(In thousands)	2020	2019
Accounts receivable, net	$—	$4,966
Discontinued operations - current assets	$—	$4,966

Accounts payable	$1,175	$1,705
Accrued expenses	1,936	2,452
Discontinued operations - current liabilities	$3,111	$4,157

The Company relied on Allergan to distribute RHOFADE on its behalf pursuant to the terms of a transition services agreement.  Accounts receivable, net as of December 31, 2019 included $5.0 million related to amounts invoiced by Allergan for sales of RHOFADE.

The following table presents certain non-cash items related to discontinued operations, which are included in the Company’s consolidated statement of cash flows:

	Year Ended
	December 31,
(In thousands)	2020	2019
Depreciation and amortization	$—	$313
Stock-based compensation expense	—	95
Intangible asset impairment charge	—	27,638
Loss on disposal of property and equipment	—	248
	—	28,294
Gain on sale of RHOFADE	—	1,670
Total non-cash items	$—	$26,624

As a result of the Company’s decision to actively seek partners for its commercial products, the Company terminated the finance leases for its fleet vehicles and recognized a loss on lease termination of $0.2 million in the year ended December 31, 2019, which is included in other income, net in the Company’s consolidated statement of operations.

During the year ended December 31, 2019, the Company performed an impairment analysis of the RHOFADE intangible asset due to its decision to discontinue commercial operations and actively seek a commercialization partner for RHOFADE.  The Company’s impairment analysis, which primarily utilized a third-party indication of fair value, resulted in a fair value for the RHOFADE intangible asset which was less than its carrying value.  As a result, the Company recorded an impairment charge of $27.6 million to adjust the carrying value of the RHOFADE intangible asset to its net realizable value.

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

The Company’s results of operations by segment for the years ended December 31, 2020, 2019 and 2018 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2020	Therapeutics	Research	and Other	Company
Total revenue	$696	$13,319	$(7,533)	$6,482
Cost of revenue	—	12,228	(7,095)	5,133
Research and development	32,170	—	(439)	31,731
General and administrative	—	2,794	17,736	20,530
Loss from operations	$(31,474)	$(1,703)	$(17,735)	$(50,912)
Income (loss) from discontinued operations	$140	$—	$(1)	$139

		Contract	Corporate	Total
Year Ended December 31, 2019	Therapeutics	Research	and Other	Company
Total revenue	$—	$16,824	$(12,597)	$4,227
Cost of revenue	—	16,253	(12,198)	4,055
Research and development	65,298	—	(399)	64,899
General and administrative	620	2,738	24,469	27,827
Goodwill impairment	18,504	—	—	18,504
Loss from operations	$(84,422)	$(2,167)	$(24,469)	$(111,058)
Loss from discontinued operations	$(46,305)	$—	$(1,507)	$(47,812)

		Contract	Corporate	Total
Year Ended December 31, 2018	Therapeutics	Research	and Other	Company
Revenue, net	$1,500	$13,135	$(8,484)	$6,151
Cost of revenue	—	11,399	(7,070)	4,329
Research and development	62,255	—	(1,414)	60,841
General and administrative	160	2,181	23,420	25,761
Loss from operations	$(60,915)	$(445)	$(23,420)	$(84,780)
Loss from discontinued operations	$(48,576)	$—	$(2,058)	$(50,634)

Intersegment Revenue

Revenue for the contract research segment included $7.5 million, $12.6 million and $8.5 million for services performed on behalf of the therapeutics segment for the years ended December 31, 2020, 2019 and 2018, respectively.  All intersegment revenue has been eliminated in the Company’s consolidated statement of operations.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020. Fulcher filed an opposition to the defendants’ motion on June 15, 2020, and the defendants filed a reply to such opposition on August 4, 2020. Oral argument on the pending motion to dismiss is scheduled for February 25, 2021. The motion remains under judicial consideration.

The Company and the other defendants dispute plaintiffs’ claims in the Consolidated Securities Action and intend to defend the matter vigorously.  At this time, the Company cannot reasonably predict the outcome or potential loss, if any, that could result from this matter.

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

The defendants dispute plaintiffs’ claims in the Consolidated Derivative Action and intend to defend the matter vigorously.  At this time, the Company cannot reasonably predict the outcome or potential loss, if any, that could result from this matter.

Product Liability Lawsuit

On December 18, 2020, plaintiff Daurie Mancini filed an amended complaint under the caption Daurie Mancini v. Aclaris Therapeutics, Inc. et al in the Superior Court of New Jersey Ocean County against the Company and certain third parties alleging injuries as a result of the plaintiff’s alleged treatment with ESKATA in 2019. The amended complaint seeks unspecified compensatory and punitive damages. On January 19, 2021, the Company’s deadline to answer, move against or otherwise respond to the amended complaint was extended until March 15, 2021.

The Company disputes plaintiff’s claims and intends to defend the matter vigorously. At this time, the Company cannot reasonably predict the outcome or potential loss, if any, that could result from this matter.

21. Subsequent Events

January 2021 Public Offering

In January 2021, the Company closed a public offering in which it sold 6,306,271 shares of common stock at a price to the public of $17.50 per share, for aggregate gross proceeds of $110.4 million. The Company paid underwriting discounts and commissions of $6.6 million, and also incurred expenses of $0.3 million in connection with the offering.  As a result, the net offering proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were $103.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Because we are a smaller reporting company and a non-accelerated filer under the SEC rules, management's report was not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Information about our Executive Officers.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2021 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this report:

(1)    Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II. Item 8 of this Annual Report on Form 10-K.

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

2.2˄&

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 24, 2020).
4.1

Specimen stock certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 25, 2015).

4.2*	Description of Securities.
10.1+

Amended and Restated 2012 Equity Compensation Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 4, 2015).

10.2+

Form of Stock Option Grant under Amended and Restated 2012 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).

10.3+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-207434), filed with the SEC on October 15, 2015).
10.4+

Form of Stock Option Grant Notice and Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 25, 2015).

10.5+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on September 25, 2015).

10.6+

Form of Performance Stock Option Grant Notice and Stock Option Agreement used in connection with the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.7+

Form of Performance Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.8+	Aclaris Therapeutics, Inc. Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).
10.9+

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

10.11+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).
10.12+*	Fourth Amended and Restated Non-Employee Director Compensation Policy.
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

10.15+

Employment Agreement with Frank Ruffo, dated as of September 17, 2015 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 25, 2020).

10.16+*	Change in Control Severance Benefit Plan, effective January 1, 2017, as amended by First Amendment to Change in Control Severance Benefit Plan, effective October 2, 2019.
10.17

Sublease, dated November 2, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 2, 2017).

10.18

First Amendment to Sublease, dated as of December 13, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.19

Second Amendment to Sublease, dated as of April 29, 2020, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 7, 2020).

10.20

Loan and Security Agreement, by and among the Registrant, Confluence Discovery Technologies, Inc. and Silicon Valley Bank, dated as of March 30, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on March 31, 2020).

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
˄

Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

&

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

Date: February 25, 2021

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

Signature	Title	Date
/s/ Neal Walker	President, Chief Executive Officer and Director	February 25, 2021
Neal Walker	(Principal Executive Officer)

/s/ Frank Ruffo	Chief Financial Officer	February 25, 2021
Frank Ruffo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Molineaux	Chairman of the Board of Directors	February 25, 2021
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	February 25, 2021
Anand Mehra, M.D.

/s/ William Humphries	Director	February 25, 2021
William Humphries

/s/ Andrew Powell	Director	February 25, 2021
Andrew Powell

/s/ Andrew Schiff	Director	February 25, 2021
Andrew Schiff

/s/ Bryan Reasons	Director	February 25, 2021
Bryan Reasons

/s/ Maxine Gowen	Director	February 25, 2021
Maxine Gowen

/s/ Vincent Milano	Director	February 25, 2021
Vincent Milano