Form 10-Q
period 2021-03-31
Aclaris Therapeutics, Inc.
filed 2021-05-07
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company ☐

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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on April 30, 2021 was 52,107,355.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$35,267	$22,063
Short-term marketable securities	93,028	32,068
Accounts receivable, net	817	772
Prepaid expenses and other current assets	5,389	2,590
Total current assets	134,501	57,493
Marketable securities	14,362	—
Property and equipment, net	1,424	1,654
Intangible assets	7,105	7,123
Other assets	4,007	4,514
Total assets	$161,399	$70,784
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,292	$5,254
Accrued expenses	3,599	5,906
Current portion of lease liabilities	625	603
Discontinued operations - current liabilities	2,989	3,111
Total current liabilities	14,505	14,874
Other liabilities	3,041	3,179
Long-term debt, net	10,692	10,653
Contingent consideration	20,500	4,061
Deferred tax liability	367	367
Total liabilities	49,105	33,134
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 52,081,729 and 45,109,314 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid‑in capital	645,730	542,286
Accumulated other comprehensive loss	(140)	(94)
Accumulated deficit	(533,296)	(504,542)
Total stockholders’ equity	112,294	37,650
Total liabilities and stockholders’ equity	$161,399	$70,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Contract research	$1,535	$1,189
Other revenue	242	218
Total revenue	1,777	1,407

Costs and expenses:
Cost of revenue	1,202	1,269
Research and development	7,838	7,677
General and administrative	4,827	6,200
Revaluation of contingent consideration	16,439	1,767
Total costs and expenses	30,306	16,913
Loss from operations	(28,529)	(15,506)

Other income (expense), net	(225)	178
Loss from continuing operations	(28,754)	(15,328)
Loss from discontinued operations	—	(258)
Net loss	$(28,754)	$(15,586)

Net loss per share, basic and diluted	$(0.57)	$(0.37)
Weighted average common shares outstanding, basic and diluted	50,337,807	41,618,429

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$(35)	$60
Foreign currency translation adjustment	(11)	53
Total other comprehensive income (loss)	(46)	113
Comprehensive loss	$(28,800)	$(15,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	666,144	—	(2,579)	—	—	(2,579)
Issuance of common stock in connection with public offering, net of offering costs of $7,011	6,306,271	—	103,348	—	—	103,348
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,675	—	—	2,675
Net loss	—	—	—	—	(28,754)	(28,754)
Balance at March 31, 2021	52,081,729	$—	$645,730	$(140)	$(533,296)	$112,294

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Vesting of restricted stock units	346,582	—	(95)	—	—	(95)
Fair value of warrants issued	—	—	378	—	—	378
Unrealized gain on marketable securities	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	53	—	53
Stock-based compensation expense	—	—	3,453	—	—	3,453
Net loss	—	—	—	—	(15,586)	(15,586)
Balance at March 31, 2020	41,832,220	$—	$527,241	$47	$(469,113)	$58,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(28,754)	$(15,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	576
Stock-based compensation expense	2,675	3,453
Revaluation of contingent consideration	16,439	1,767
Changes in operating assets and liabilities:
Accounts receivable	(45)	4,737
Prepaid expenses and other assets	(2,250)	338
Accounts payable	1,842	(4,317)
Accrued expenses	(2,427)	2,227
Net cash used in operating activities	(12,232)	(6,805)
Cash flows from investing activities:
Purchases of property and equipment	—	(124)
Purchases of marketable securities	(85,814)	(8,869)
Proceeds from sales and maturities of marketable securities	10,500	22,935
Net cash provided by (used in) investing activities	(75,314)	13,942
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	103,348	—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,950
Restricted stock unit employee tax withholdings	(3,014)	—
Finance lease payments	—	(57)
Proceeds from exercise of employee stock options and the issuance of stock	416	25
Net cash provided by financing activities	100,750	10,918
Net increase in cash, cash equivalents and restricted cash	13,204	18,055
Cash, cash equivalents and restricted cash at beginning of period	22,063	35,937
Cash, cash equivalents and restricted cash at end of period	$35,267	$53,992

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$16
Fair value of warrants issued in connection with debt financing	$—	$263
Offering costs included in accounts payable	$—	$30

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $142.7 million and an accumulated deficit of $533.3 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop its preclinical compounds, and to support its discovery efforts.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its condensed consolidated financial statements are issued.  As of the report date, the Company does not believe that substantial doubt exists about its ability to continue as a going concern.  The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations and comprehensive loss for the three months ended March 31, 2021 and 2020, its changes in stockholders’ equity for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020.  The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2021.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP.  The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly-owned subsidiaries, ATIL and Confluence.  All intercompany transactions have been eliminated.  Based upon the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the condensed consolidated statement of operations.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2021.  Except as set forth below, there have been no changes to the Company’s significant accounting policies from those disclosed in the annual report.

Contingent Consideration

The Company initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of the development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions.  The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the condensed consolidated statement of operations.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 4% and 40%.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 5.9% and 8.1% depending on the year of each potential payment.

Recently Issued Accounting Pronouncements

None.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$29,132	$—	$—	$29,132
Marketable securities	—	107,390	—	107,390
Total assets	$29,132	$107,390	$—	$136,522

Liabilities:
Contingent consideration	$—	$—	$20,500	$20,500
Total liabilities	$—	$—	$20,500	$20,500

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,955	$1,500	$—	$16,455
Marketable securities	—	32,068	—	32,068
Total assets	$14,955	$33,568	$—	$48,523

Liabilities:
Contingent consideration	$—	$—	$4,061	$4,061
Total liabilities	$—	$—	$4,061	$4,061

As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s cash equivalents as of December 31, 2020 also included commercial paper, which was valued based upon Level 2 inputs.  The Company’s marketable securities as of March 31, 2021 and December 31, 2020 consisted of commercial paper and asset-backed and U.S. government agency debt securities, which were valued based upon Level 2 inputs.  The Company’s marketable securities as of March 31, 2021 also included corporate debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The increase in contingent consideration of $16.4 million during the three months ended March 31, 2021 resulted from updates to the Company’s probability of achieving regulatory milestones and commencing commercialization and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis and the inclusion of estimated future sales related to hidradenitis suppurativa and psoriatic arthritis which are additional planned indications for ATI-450.

As of March 31, 2021 and December 31, 2020, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$21,556	$—	$(31)	$21,525
Commercial paper	54,045	—	—	54,045
Asset-backed debt securities	14,062	1	(6)	14,057
U.S. government agency debt securities	17,760	3	—	17,763
Total marketable securities	$107,423	$4	$(37)	$107,390

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Commercial paper	$20,483	$—	$—	$20,483
Asset-backed debt securities	4,036	1	—	4,037
U.S. government agency debt securities	7,547	1	—	7,548
Total marketable securities	$32,066	$2	$—	$32,068

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Computer equipment	$1,197	$1,197
Lab equipment	1,340	1,340
Furniture and fixtures	617	617
Leasehold improvements	1,123	1,123
Property and equipment, gross	4,277	4,277
Accumulated depreciation	(2,853)	(2,623)
Property and equipment, net	$1,424	$1,654

Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	March 31,	December 31,	March 31,	December 31,
(In thousands, except years)	Life (years)	2021	2020	2021	2020
Other intangible assets	6.3	$751	$751	$275	$257
In-process research and development	na	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$275	$257

As of March 31, 2021, estimated future amortization expense is as follows:

Year Ending
(In thousands)	December 31,
2021	$56
2022	75
2023	75
2024	75
2025	75
Thereafter	120
Total	$476

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Employee compensation expenses	$1,357	$3,971
Research and development expenses	1,086	761
Other	1,156	1,174
Total accrued expenses	$3,599	$5,906

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

As of March 31, 2021 and December 31, 2020 the outstanding principal balance on the SVB Loan and Security Agreement was $11.0 million.

8. Stockholders’ Equity

Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2021 or December 31, 2020.

Common Stock

As of March 31, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through March 31, 2021.

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

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could sell to Lincoln Park, at its discretion, up to $15.0 million of shares of its common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, the Company issued 121,584 shares of its common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of the Company’s common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million.  Through December 31, 2020, the Company sold 2,111,170 shares of its common stock to Lincoln Park under the Purchase Agreement for net proceeds of $7.7 million.  The Company terminated the Purchase Agreement in January 2021 in connection with the public offering of common stock described below.  The Company did not sell any additional shares prior to terminating the Purchase Agreement.

January 2021 Public Offering

In January 2021, the Company closed a public offering in which it sold 6,306,271 shares of common stock at a price to the public of $17.50 per share, for aggregate gross proceeds of $110.4 million. The Company paid underwriting discounts and commissions of $6.6 million, and also incurred expenses of $0.4 million in connection with the offering.  As a result, the net offering proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were $103.3 million.

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2021, the number of shares of common stock that may be issued under the 2015 Plan was increased by 1,804,372 shares.  As of March 31, 2021,

2,937,121 shares remained available for grant under the 2015 Plan.  The Company had 2,725,405 stock options and 2,385,853 RSUs outstanding as of March 31, 2021 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 439,500 stock options and 25,758 RSUs outstanding as of March 31, 2021 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 549,561 were outstanding as of March 31, 2021.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.90%	0.97%
Expected term (in years)	6.3	6.2
Expected volatility	76.60%	85.28%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Granted	880,600	24.06
Exercised	(27,632)	15.06		224
Forfeited and cancelled	(10,000)	21.93
Outstanding as of March 31, 2021	3,714,466	$17.25	7.3	$31,732
Options vested and expected to vest as of March 31, 2021	3,714,466	$17.25	7.3	$31,732
Options exercisable as of March 31, 2021	2,083,539	$17.56	5.9	$18,085

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2021 was $16.15 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2020	2,244,157	$3.83
Granted	565,600	24.06
Vested	(377,371)	5.94	$8,892
Forfeited and cancelled	(20,775)	2.85
Outstanding as of March 31, 2021	2,411,611	$8.25

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Cost of revenue	$247	$260
Research and development	876	816
General and administrative	1,552	2,377
Total stock-based compensation expense	$2,675	$3,453

As of March 31, 2021, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $17.1 million and $17.8 million, respectively, each of which is expected to be recognized over a weighted average period of 3.4 years.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
(In thousands, except for share and per share data)	2021	2020
Numerator:
Net loss	$(28,754)	$(15,586)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	50,337,807	41,618,429
Net loss per share, basic and diluted	$(0.57)	$(0.37)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020.  All share amounts presented in the table below represent the total number outstanding as of March 31, 2021 and 2020.

	March 31,
	2021	2020
Options to purchase common stock	3,714,466	3,429,933
Restricted stock unit awards	2,411,611	3,870,059
Warrants	—	460,251
Total potential shares of common stock	6,126,077	7,760,243

11. Leases

Operating Leases

Agreements for Office Space

The Company has a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania. The sublease has a term that runs through October 2023. If for any reason the lease between Chesterbrook Partners, LP (“Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate. In December 2020, the Company entered into a sub-sublease agreement under which it sub-subleased 8,115 square feet.  The sub-sublease term runs concurrently with the original sublease agreement.

In February 2019, the Company entered into a sublease agreement with a third party for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(1,279)	(1,111)
Other assets	$3,961	$4,129

Current portion of lease liabilities	$625	$603
Other liabilities	2,730	2,894
Total operating lease liabilities	$3,355	$3,497

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended March 31, 2021 and 2020.

Finance Leases

Laboratory Equipment

The Company leased laboratory equipment which it used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017, with terms ended in October 2020 and December 2020, respectively.

12. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary of Mallinckrodt plc, pursuant to which Confluence provides laboratory services to the subsidiary (“Mallinckrodt”) in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the three months ended March 31, 2021 and 2020, the Company invoiced Mallinckrodt for $20 thousand and $0.2 million, respectively, under the master services agreement.  As of March 31, 2021 and December 31, 2020, the Company had $20 thousand and $24 thousand, respectively, of outstanding accounts receivable balances from Mallinckrodt.  Mr. Reasons had no financial interest in these transactions.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.2 million during each of the three months ended March 31, 2021 and 2020.  Royalty income is included in other revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during each of the three months ended March 31, 2021 and 2020.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

15. Discontinued Operations

The following table presents information related to liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	March 31,	December 31,
(In thousands)	2021	2020
Accounts payable	$971	$1,175
Accrued expenses	2,018	1,936
Discontinued operations - current liabilities	$2,989	$3,111

16. Segment Information

The Company has two reportable segments, therapeutics and contract research.  The therapeutics segment is focused on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases.  The contract research segment earns revenue from the provision of laboratory services.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis.  Corporate and other includes general and administrative expenses as well as eliminations of intercompany transactions.  The Company does not report balance sheet information by segment since it is not reviewed by the chief operating decision maker, and all of the Company’s tangible assets are held in the United States.

The Company’s results of operations by segment for the three months ended March 31, 2021 and 2020 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2021	Therapeutics	Research	and Other	Company
Total revenue	$242	$3,200	$(1,665)	$1,777
Cost of revenue	—	2,769	(1,567)	1,202
Research and development	7,936	—	(98)	7,838
General and administrative	—	629	4,198	4,827
Revaluation of contingent consideration	16,439	—	—	16,439
Loss from operations	$(24,133)	$(198)	$(4,198)	$(28,529)

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2020	Therapeutics	Research	and Other	Company
Total revenue	$218	$3,407	$(2,218)	$1,407
Cost of revenue	—	3,386	(2,117)	1,269
Research and development	7,778	—	(101)	7,677
General and administrative	—	753	5,447	6,200
Revaluation of contingent consideration	1,767	—	—	1,767
Loss from operations	$(9,327)	$(732)	$(5,447)	$(15,506)
Loss from discontinued operations	$(257)	$—	$(1)	$(258)

Intersegment Revenue

Revenue for the contract research segment included $1.7 million and $2.2 million for services performed on behalf of the therapeutics segment for the three months ended March 31, 2021 and 2020, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020. Following briefing and oral argument on February 25, 2021, the motion was granted in part and denied in part on March 29, 2021, and the issues in dispute significantly narrowed. The defendants filed an answer to the remaining aspects of the consolidated amended complaint on April 19, 2021.

The Company and the other defendants dispute plaintiffs’ claims in the Consolidated Securities Action.  At this time, the Company cannot reasonably predict the outcome or potential loss, if any, that could result from this matter.

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

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation (the “Consolidated Derivative Action”) and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ anticipated motion to dismiss the Consolidated Securities Action. The stay expired on April 27, 2021, but may be reinstated pending further developments in the

Consolidated Securities Action. No further proceedings have yet occurred or been scheduled in the Consolidated Derivative Action.

At this time, the Company cannot reasonably predict the outcome or potential loss, if any, that could result from this matter.

Product Liability Lawsuit

On December 18, 2020, plaintiff Daurie Mancini filed an amended complaint under the caption Daurie Mancini v. Aclaris Therapeutics, Inc. et al in the Superior Court of New Jersey Ocean County against the Company and certain third parties alleging injuries as a result of the plaintiff’s alleged treatment with ESKATA in 2019. The amended complaint seeks unspecified compensatory and punitive damages. The Company filed a motion to dismiss the amended complaint on March 15, 2021. Briefing on the Company’s motion to dismiss has not been completed.

The Company disputes plaintiff’s claims and intends to defend the matter vigorously. At this time, the Company cannot reasonably predict the outcome or potential loss, if any, that could result from this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those below in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K, in each case under the caption “Risk Factors,” and in our other filings with the Securities and Exchange Commission, or SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2020, which are included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

ATI-450 was also evaluated at 80mg and 120mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Preliminary topline data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial showed that increased cytokine inhibition was achieved with these higher doses of ATI-450 relative to doses tested in the first Phase 1 trial. No serious adverse events were reported and all adverse events were mild to moderate. The most common adverse events (reported by 2 or more subjects who received ATI-450) were headache, dizziness, nausea, parasthesia and, in the post-dosing follow-up period of the trial, dry skin. These adverse events were all mild in severity. A final analysis of this trial is underway.

Moderate to Severe Rheumatoid Arthritis

Following the completion of the first Phase 1 clinical trial, in March 2020 we initiated a 12-week, Phase 2a, multicenter, randomized, investigator and patient-blind, sponsor-unblinded, parallel group, placebo-controlled clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-450 in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-201). In the trial, which consisted of a 12-week treatment period and a 4-week follow-up period, 19 subjects were randomized in a 3:1 ratio and received either ATI-450 at 50 mg twice daily or placebo, in combination with methotrexate, for 12 weeks.

The final per-protocol analysis, which consisted of the 17 subjects who completed the treatment period (15 in the treatment arm and two in the placebo arm), confirmed that ATI-450 demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. ATI-450 was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial during the treatment period, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to palpitations, which were unrelated to the trial medication, and an elevated creatine phosphokinase, or CPK, which was determined by the site investigator to be treatment-related. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was also one non-treatment-related serious adverse event (COVID-19) reported in the 4-week follow-up period of the trial in a subject who was no longer receiving treatment. The subject withdrew during the 4-week follow-up period of the trial.

A final analysis, which consisted of the 17 subjects, of ex vivo stimulated cytokines from blood samples taken from the treatment arm showed a marked and durable inhibition of TNFα, IL1β, IL6, and IL8 over the 12-week treatment period. Similarly, analysis of endogenous inflammation biomarkers also demonstrated a marked and sustained inhibition of median concentrations of hsCRP, TNFα, IL6, IL8 and MIP1β in the treatment arm over the 12-week period.

We plan to submit for publication a full analysis of the Phase 2a data in a peer-reviewed scientific journal which will include data from other secondary and exploratory endpoints evaluated in the trial, including the 4-week follow-up data and a full analysis of MRI, pharmacodynamic and pharmacokinetic data.

Based on the results observed in the Phase 2a trial, we intend to progress ATI-450 into a Phase 2b trial in moderate to severe rheumatoid arthritis in the second half of 2021.

Hidradenitis Suppurativa and Psoriatic Arthritis

As part of the planned expansion of our Phase 2 immuno-inflammatory clinical development programs, we also plan to progress ATI-450 into Phase 2 trials in hidradenitis suppurativa and psoriatic arthritis.

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

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in 50 subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). We completed enrollment in March 2021 and expect data to be available in the second quarter of 2021.

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

Financial Overview

Since our inception, we have incurred significant operating losses.  Our net loss was $28.8 million for the three months ended March 31, 2021 and $51.0 million for the year ended December 31, 2020.  As of March 31, 2021, we had an accumulated deficit of $533.3 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our expanding and advancing development pipeline. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of COVID-19 on Our Business

The impacts of the global COVID-19 pandemic continue to evolve. We have implemented a virtual operations strategy, including teleworking and other alternative work arrangements for our employees, intended to protect the health and safety of our employees while enabling us to continue to develop our drug candidates and provide contract research services to our clients. We are focused on ensuring the continuity of our operations. However, COVID-19 has caused disruptions to our business. For example, due to the COVID-19 pandemic subject enrollment in our Phase 2a trial of ATI-450 in subjects with cryopyrin-associated periodic syndrome was paused as a result of which, among other reasons, we decided to focus our efforts and resources on other immuno-inflammatory diseases.

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and the supply of active pharmaceutical ingredients and drug product for our clinical trials. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the geographic spread of the disease, the duration of the pandemic, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

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

Components of Our Results of Operations

Revenue

Contract Research

We earn revenue from the provision of laboratory services.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.

Other Revenue

Other revenue consists of royalties earned on net sales of RHOFADE pursuant to the asset purchase agreement with EPI Health described above.

Cost of Revenue

Cost of revenue consists of the costs incurred in connection with the provision of contract research services.  Cost of revenue primarily includes:

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates.  These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as clinical trial sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	depreciation of manufacturing equipment;
●	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
●	laboratory materials and supplies used to support our research activities.

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs, facilities or other indirect expenses, to specific research and development programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs, insurance costs and travel expenses.

Revaluation of Contingent Consideration

Revaluation of contingent consideration consists of changes in the fair value of our contingent consideration liability between reporting dates.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities, interest expense related to our debt obligations, and gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We evaluate our estimates and judgments on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions.  Except as described below, there have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Contingent Consideration

We initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of the development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions.  We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our condensed consolidated statement of operations and which could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 4% and 40%. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 5.9% and 8.1% depending on the year of each potential payment.

During the three months ended March 31, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis.  We also included estimated future sales related to hidradenitis suppurativa and psoriatic arthritis which are additional planned indications for ATI-450.  These updates resulted in a charge of $16.4 million.

Recently Issued Accounting Pronouncements

None.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Revenues:
Contract research	$1,535	$1,189	$346
Other revenue	242	218	24
Total revenue	1,777	1,407	370

Costs and expenses:
Cost of revenue	1,202	1,269	(67)
Research and development	7,838	7,677	161
General and administrative	4,827	6,200	(1,373)
Revaluation of contingent consideration	16,439	1,767	14,672
Total costs and expenses	30,306	16,913	13,393
Loss from operations	(28,529)	(15,506)	(13,023)

Other income (expense), net	(225)	178	(403)
Loss from continuing operations	(28,754)	(15,328)	(13,426)
Loss from discontinued operations	—	(258)	258
Net loss	$(28,754)	$(15,586)	$(13,168)

Revenue

Contract research revenue was $1.5 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively, and was comprised of fees earned from the provision of laboratory services.  The $0.3 million increase was primarily driven by higher average billing rates.  Other revenue for each of the three months ended March 31, 2021 and 2020 consisted of $0.2 million of royalties earned on net sales of RHOFADE.

Cost of Revenue

Cost of revenue was $1.2 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, and related to providing laboratory services to our clients.

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	March 31,
(In thousands)	2021	2020	Change
ATI-450	$2,073	$1,976	$97
ATI-1777	946	757	189
ATI-2138	1,383	301	1,082
Discovery	692	627	65
Other research and development	416	1,194	(778)
Personnel	1,452	2,006	(554)
Stock-based compensation	876	816	60
Total research and development expenses	$7,838	$7,677	$161

ATI-450

Expenses for ATI-450 during the three months ended March 31, 2021 primarily consisted of costs associated with multiple clinical trials, including a Phase 2a trial in subjects with moderate to severe rheumatoid arthritis, drug product manufacturing expenses, and other development expenses.  ATI-450 expenses during the three months ended March 31, 2020 primarily consisted of preclinical development activities and activities related to a Phase 1 clinical trial that was completed in January 2020.

ATI-1777

Expenses for ATI-1777 were higher during the three months ended March 31, 2021 compared to March 31, 2020 primarily due to costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis which commenced in late 2020, partially offset by lower preclinical development activities.

ATI-2138

Expenses for ATI-2138 were higher during the three months ended March 31, 2021 compared to March 31, 2020 primarily due to preclinical development activities and IND-enabling studies.

Discovery and other research and development

Expenses related to discovery increased during the three months ended March 31, 2021 compared to March 31, 2020 due to increased investment in our discovery-stage programs.  Other research and development expenses, which primarily include expenses for our legacy dermatology assets and medical affairs activities, were lower during the three months ended March 31, 2021 compared to March 31, 2020 due to a decrease in costs for our legacy dermatology assets following the decision to discontinue investment in those programs.  Additionally, travel expenses were lower during the three months ended March 31, 2021 compared to March 31, 2020 due to the COVID-19 pandemic.

Personnel and stock-based compensation

Personnel expenses and stock-based compensation decreased during the three months ended March 31, 2021 compared to March 31, 2020 due to lower headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2021	2020	Change
Personnel	$959	$1,597	$(638)
Professional and legal fees	1,355	1,117	238
Facility and support services	398	510	(112)
Other general and administrative	563	599	(36)
Stock-based compensation	1,552	2,377	(825)
Total general and administrative expenses	$4,827	$6,200	$(1,373)

Personnel and stock-based compensation expenses decreased during the three months ended March 31, 2021 compared to March 31, 2020 primarily due to lower headcount.  Professional and legal fees included accounting, legal, investor relations and corporate communication costs, as well as legal fees related to patents and current lawsuits described in this report and were higher during the three months ended March 31, 2021 compared to March 31, 2020 primarily as a result of a non-cash write-off of previously capitalized expenses related to an equity line of credit which was terminated in January 2021.  Facility and support services included general office expenses, information technology costs and other expenses, and decreased during the three months ended March 31, 2021 compared to March 31, 2020 primarily due to lower information technology costs resulting from lower headcount.  Other general and administrative expenses were lower during the three months ended March 31, 2021 compared to March 31, 2020 primarily due to reduced travel-related activities in light of the COVID-19 pandemic.

Revaluation of Contingent Consideration

The increase in revaluation of contingent consideration during the three months ended March 31, 2021 compared to March 31, 2020 primarily resulted from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis and the inclusion of estimated future sales related to hidradenitis suppurativa and psoriatic arthritis which are additional planned indications for ATI-450.

Other Income (Expense), net

The $0.4 million decrease in other income (expense), net during the three months ended March 31, 2021 compared to March 31, 2020 was primarily due to higher interest expense and fees associated with outstanding debt balances and lower interest income associated with marketable securities.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities and incurring indebtedness in the form of loans from commercial lenders.  We may engage in additional debt and equity financing transactions in order to raise funds.  In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $142.7 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our term loan facility, lease obligations, and contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements.”

Equity Financing

January 2021 Public Offering

In January 2021, we closed a public offering in which we sold 6,306,271 shares of common stock at a price to the public of $17.50 per share, for aggregate gross proceeds of $110.4 million. We paid underwriting discounts and commissions of $6.6 million, and also incurred expenses of $0.4 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $103.3 million.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park, at our discretion, up to $15.0 million of shares of our common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 121,584 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the

Purchase Agreement. The commitment shares were valued using the closing price of our common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million. Through December 31, 2020, we sold 2,111,170 shares of our common stock to Lincoln Park under the Purchase Agreement for net proceeds of $7.7 million.  We terminated the Purchase Agreement in January 2021 in connection with the public offering of common stock described above. We did not sell any additional shares during the three months ended March 31, 2021 prior to terminating the Purchase Agreement.

Debt Financing

Loan and Security Agreement with Silicon Valley Bank

In March 2020, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB.  The Loan and Security Agreement provides for $11.0 million in term loans, of which we borrowed the entire amount on March 30, 2020.  The Loan and Security Agreement is secured by substantially all of our assets other than intellectual property.

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

Liquidity and Cash Flows

Cash and cash equivalents were $35.3 million as of March 31, 2021 compared to $22.1 million as of December 31, 2020.  We also had $107.4 million in short- and long-term marketable securities as of March 31, 2021 compared to $32.1 million as of December 31, 2020.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash and cash equivalents beginning balance	$22,063	$35,937
Net cash used in operating activities	(12,232)	(6,805)
Net cash provided by (used in) investing activities	(75,314)	13,942
Net cash provided by financing activities	100,750	10,918
Cash and cash equivalents ending balance	$35,267	$53,992

Operating Activities

Operating activities use of cash was the result of:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss	$(28,754)	$(15,586)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	19,402	5,796
Change in accounts payable and accrued expenses	(585)	(2,090)
Change in accounts receivable	(45)	4,737
Change in prepaid expenses and other assets	(2,250)	338
Net cash used in operating activities	$(12,232)	$(6,805)

Net cash used in operating activities increased for the three months ended March 31, 2021 compared to March 31, 2020 primarily as a result of larger charges related to revaluation of contingent consideration during the three months ended March 31, 2021.  The revaluation of contingent consideration was due to updates to assumptions including the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis and the inclusion of estimated future sales related to hidradenitis suppurativa and psoriatic arthritis which are additional planned indications for ATI-450.  The increase was partially offset by lower stock-based compensation and depreciation and amortization expenses during the three months ended March 31, 2021 compared to March 31, 2020.

The change in changes in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of March 31, 2021 compared to March 31, 2020.  The change in changes in accounts receivable was primarily the result of cash received during the quarter ended March 31, 2020 from Allergan Sales, LLC related to sales of RHOFADE that occurred after the date we sold RHOFADE to EPI Health.  The change in changes in prepaid expenses and other assets was primarily due to prepaid balances for drug product manufacturing agreements and other preclinical development contracts.

Investing Activities

Cash flow from investing activities was the result of:

	Three Months Ended March 31,
(In thousands)	2021	2020
Purchases of property and equipment	$—	$(124)
Purchases of marketable securities	(85,814)	(8,869)
Proceeds from sales and maturities of marketable securities	10,500	22,935
Net cash provided by (used in) investing activities	$(75,314)	$13,942

Net cash used in investing activities for the three months ended March 31, 2021 resulted from purchases of marketable securities following our January 2021 public offering compared to net cash provided by investing activities for the three months ended March 31, 2020 which resulted from maturities of marketable securities used primarily to fund operations.

Financing Activities

Financing activities use of cash was the result of:

	Three Months Ended March 31,
(In thousands)	2021	2020
Proceeds from issuance of common stock in connection with public offering, net of issuance costs	$103,348	$—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,950
Restricted stock unit employee tax withholdings	(3,014)	—
Finance lease payments	—	(57)
Proceeds from exercise of employee stock options and the issuance of stock	416	25
Net cash provided by financing activities	$100,750	$10,918

Cash provided by financing activities increased for the three months ended March 31, 2021 compared to March 31, 2020 primarily due to our January 2021 public offering.  The increase was partially offset by an increase in cash used for tax withholdings in connection with the vesting of restricted stock units.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

As a publicly traded company, we incur and will continue to incur significant legal, accounting and other similar expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that could increase our compliance costs.

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

Contractual Obligations and Commitments

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet.  The sub-sublease term runs concurrently with the original sublease agreement.  We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029.

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

Segment Information

We have two reportable segments, therapeutics and contract research.  The therapeutics segment is focused on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases.  The contract research segment earns revenue from the provision of laboratory services.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, commercial paper, corporate debt securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.  However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

The Loan and Security Agreement with SVB provides for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.  To the extent that any present or future credit facilities that we enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates.  In periods of rising interest rates when we have such debt outstanding, our interest expense would increase.  Based upon our debt outstanding of $11.0 million as of March 31, 2021, a 100 basis-point increase in the interest rate on our loan with SVB would result in $0.1 million of additional interest expense on an annualized basis.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended March 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2020, Fulcher filed a consolidated amended complaint in the Consolidated Securities Action, naming two additional executive officers as defendants, extending the putative class period to August 12, 2019, and adding allegations concerning, among other things, alleged statements and omissions throughout the putative class period concerning ESKATA’s risks, tolerability and effectiveness. The defendants filed a motion to dismiss the consolidated amended complaint on April 17, 2020. Following briefing and oral argument on February 25, 2021, the motion was granted in part and denied in part on March 29, 2021, and the issues in dispute significantly narrowed. The defendants filed an answer to the remaining aspects of the consolidated amended complaint on April 19, 2021.

We and the other defendants dispute plaintiffs’ claims in the Consolidated Securities Action.

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

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation, or the Consolidated Derivative Action, and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ then-anticipated motion to dismiss the Consolidated Securities Action. The stay expired on April 27, 2021, but may be reinstated pending further developments in the Consolidated Securities Action. No further proceedings have yet occurred or been scheduled in the Consolidated Derivative Action.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock upon the Exercise of Warrants

On January 15, 2021, we issued 388,119 shares of our common stock to one warrantholder upon the net exercise of warrants. The issuance of these securities was exempt from registration under Section 3(a)(9) of the Securities Act.

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

ACLARIS THERAPEUTICS, INC.

Date: May 7, 2021	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 7, 2021	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)