Form 10-Q
period 2021-06-30
Aclaris Therapeutics, Inc.
filed 2021-08-05
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on July 30, 2021 was 61,215,707.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$113,447	$22,063
Short-term marketable securities	118,227	32,068
Accounts receivable, net	939	772
Prepaid expenses and other current assets	8,648	2,590
Total current assets	241,261	57,493
Marketable securities	34,503	—
Property and equipment, net	1,287	1,654
Intangible assets	7,086	7,123
Other assets	3,909	4,514
Total assets	$288,046	$70,784
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,244	$5,254
Accrued expenses	6,931	5,906
Current portion of lease liabilities	647	603
Discontinued operations - current liabilities	3,094	3,111
Total current liabilities	14,916	14,874
Other liabilities	2,917	3,179
Long-term debt, net	10,731	10,653
Contingent consideration	25,300	4,061
Deferred tax liability	367	367
Total liabilities	54,231	33,134
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 61,204,987 and 45,109,314 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	—
Additional paid‑in capital	785,455	542,286
Accumulated other comprehensive loss	(184)	(94)
Accumulated deficit	(551,457)	(504,542)
Total stockholders’ equity	233,815	37,650
Total liabilities and stockholders’ equity	$288,046	$70,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Contract research	$1,606	$1,853	$3,141	$3,042
Other revenue	218	193	460	411
Total revenue	1,824	2,046	3,601	3,453

Costs and expenses:
Cost of revenue	1,263	1,389	2,465	2,658
Research and development	7,897	6,466	15,735	14,142
General and administrative	5,870	5,572	10,697	11,773
Revaluation of contingent consideration	4,800	—	21,239	1,767
Total costs and expenses	19,830	13,427	50,136	30,340
Loss from operations	(18,006)	(11,381)	(46,535)	(26,887)

Other expense, net	(155)	(189)	(380)	(11)
Loss from continuing operations	(18,161)	(11,570)	(46,915)	(26,898)
Loss from discontinued operations	—	(27)	—	(285)
Net loss	$(18,161)	$(11,597)	$(46,915)	$(27,183)

Net loss per share, basic and diluted	$(0.34)	$(0.28)	$(0.90)	$(0.65)
Weighted average common shares outstanding, basic and diluted	53,968,405	42,133,646	52,163,136	41,876,037

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$25	$(37)	$(10)	$23
Foreign currency translation adjustment	(69)	5	(80)	58
Total other comprehensive income (loss)	(44)	(32)	(90)	81
Comprehensive loss	$(18,205)	$(11,629)	$(47,005)	$(27,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	666,144	—	(2,579)	—	—	(2,579)
Issuance of common stock in connection with public offering, net of offering costs of $7,011	6,306,271	—	103,348	—	—	103,348
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,675	—	—	2,675
Net loss	—	—	—	—	(28,754)	(28,754)
Balance at March 31, 2021	52,081,729	$—	$645,730	$(140)	$(533,296)	$112,294

Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,024,666	—	1,041	—	—	1,041
Issuance of common stock in connection with public offering, net of offering costs of $8,899	8,098,592	1	134,851	—	—	134,852
Unrealized gain on marketable securities	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	3,833	—	—	3,833
Net loss	—	—	—	—	(18,161)	(18,161)
Balance at June 30, 2021	61,204,987	$1	$785,455	$(184)	$(551,457)	$233,815

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Vesting of restricted stock units	346,582	—	(121)	—	—	(121)
Fair value of warrants issued	—	—	378	—	—	378
Unrealized gain on marketable securities	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	53	—	53
Stock-based compensation expense	—	—	3,453	—	—	3,453
Net loss	—	—	—	—	(15,586)	(15,586)
Balance at March 31, 2020	41,832,220	$—	$527,215	$47	$(469,113)	$58,149

Vesting of restricted stock units	858,894	—	(463)	—	—	(463)
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	5	—	5
Stock-based compensation expense	—	—	3,309	—	—	3,309
Net loss	—	—	—	—	(11,597)	(11,597)
Balance at June 30, 2020	42,691,114	$—	$530,061	$15	$(480,710)	$49,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,915)	$(27,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	1,182
Stock-based compensation expense	6,507	6,762
Revaluation of contingent consideration	21,239	1,767
Changes in operating assets and liabilities:
Accounts receivable	(167)	4,895
Prepaid expenses and other assets	(5,223)	890
Accounts payable	(1,290)	(6,026)
Accrued expenses	861	87
Net cash used in operating activities	(24,453)	(17,626)
Cash flows from investing activities:
Purchases of property and equipment	(52)	(141)
Purchases of marketable securities	(147,289)	(27,139)
Proceeds from sales and maturities of marketable securities	26,557	30,735
Net cash provided by (used in) investing activities	(120,784)	3,455
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	238,200	—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,913
Restricted stock unit employee tax withholdings	(3,038)	—
Finance lease payments	—	(92)
Proceeds from exercise of employee stock options and the issuance of stock	1,459	—
Net cash provided by financing activities	236,621	10,821
Net increase (decrease) in cash, cash equivalents and restricted cash	91,384	(3,350)
Cash, cash equivalents and restricted cash at beginning of period	22,063	35,937
Cash, cash equivalents and restricted cash at end of period	$113,447	$32,587

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$37	$339
Fair value of warrants issued in connection with debt financing	$—	$378
Offering costs included in accounts payable	$28	$—

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $266.2 million and an accumulated deficit of $551.5 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of ATI-450 and ATI-1777, to develop its preclinical compounds, and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, its changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020.  The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2021.

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

Contingent Consideration

The Company initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions.  The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the condensed consolidated statement of operations.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 4% and 40%.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 5.7% and 8.0% depending on the year of each potential payment.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$103,855	$—	$—	$103,855
Marketable securities	—	152,730	—	152,730
Total assets	$103,855	$152,730	$—	$256,585

Liabilities:
Contingent consideration	$—	$—	$25,300	$25,300
Total liabilities	$—	$—	$25,300	$25,300

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,955	$1,500	$—	$16,455
Marketable securities	—	32,068	—	32,068
Total assets	$14,955	$33,568	$—	$48,523

Liabilities:
Contingent consideration	$—	$—	$4,061	$4,061
Total liabilities	$—	$—	$4,061	$4,061

As of June 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s cash equivalents as of December 31, 2020 also included commercial paper, which was valued based upon Level 2 inputs.  The Company’s marketable securities as of June 30, 2021 and December 31, 2020 consisted of commercial paper and asset-backed and U.S. government agency debt securities, which were valued based upon Level 2 inputs.  The Company’s marketable securities as of June 30, 2021 also included corporate debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The increase in contingent consideration of $21.2 million during the six months ended June 30, 2021 resulted from updates to the Company’s probability of achieving regulatory milestones and commencing commercialization and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis and the inclusion of estimated future sales of ATI-450 for the potential treatment of hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for ATI-450, as well as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$28,548	$3	$(7)	$28,544
Commercial paper	70,518	—	—	70,518
Asset-backed debt securities	30,951	1	(7)	30,945
U.S. government agency debt securities	22,721	3	(1)	22,723
Total marketable securities	$152,738	$7	$(15)	$152,730

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Commercial paper	$20,483	$—	$—	$20,483
Asset-backed debt securities	4,036	1	—	4,037
U.S. government agency debt securities	7,547	1	—	7,548
Total marketable securities	$32,066	$2	$—	$32,068

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Computer equipment	$1,232	$1,197
Lab equipment	1,354	1,340
Furniture and fixtures	620	617
Leasehold improvements	1,123	1,123
Property and equipment, gross	4,329	4,277
Accumulated depreciation	(3,042)	(2,623)
Property and equipment, net	$1,287	$1,654

Depreciation expense was $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	June 30,	December 31,	June 30,	December 31,
(In thousands, except years)	Life (years)	2021	2020	2021	2020
Other intangible assets	6.1	$751	$751	$294	$257
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$294	$257

As of June 30, 2021, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2021	$37
2022	75
2023	75
2024	75
2025	75
Thereafter	120
Total	$457

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Employee compensation expenses	$1,922	$3,971
Research and development expenses	704	761
Litigation settlements (see Note 17)	3,075	—
Other	1,230	1,174
Total accrued expenses	$6,931	$5,906

7. Debt

Loan and Security Agreement – Silicon Valley Bank

In March 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”).  The Loan and Security Agreement provided for $11.0 million in term loans, of which the Company borrowed the entire amount on March 30, 2020.  In connection with the Loan and Security Agreement, the Company issued to SVB a warrant to purchase up to 460,251 shares of common stock (the “Warrant”) (see Note 8).  The proceeds of the Loan and Security Agreement were allocated to the term loan and Warrant using a relative fair value approach.

As of June 30, 2021 and December 31, 2020 the outstanding principal balance on the Loan and Security Agreement was $11.0 million.  In July 2021, the Company repaid in full the $11.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees as of the payoff date, for a total payment of $11.7 million (see Note 18).

The term loan repayment schedule provided for interest only payments beginning April 1, 2020 and continuing through March 1, 2022, followed by 24 consecutive equal monthly installments of principal, plus monthly payments of accrued interest, starting on April 1, 2022 and continuing through the maturity date of March 1, 2024. The Loan and Security Agreement provided for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.

The Loan and Security Agreement included a final payment fee equal to 5% of the original principal amount borrowed.  The Company had the option to prepay the outstanding balance of the term loans in full, subject to a prepayment premium of (i) 3% of the original principal amount borrowed for any prepayment on or prior to the first anniversary of March 30, 2020, (ii) 2% of the original principal amount borrowed for any prepayment after the first anniversary and on or before the second anniversary of March 30, 2020 or (iii) 1% of the original principal amount borrowed for any prepayment after the second anniversary of March 30, 2020 but before March 1, 2024.

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2021 or December 31, 2020.

Common Stock

As of June 30, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2021.

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

June 2021 Public Offering

In June 2021, the Company closed a public offering in which it sold 8,098,592 shares of common stock at a price to the public of $17.75 per share, for aggregate gross proceeds of $143.8 million. The Company paid underwriting discounts and commissions of $8.6 million, and also incurred expenses of $0.3 million in connection with the offering.  As a result, the net offering proceeds received by the Company, after deducting underwriting discounts, commissions and offering expenses, were $134.9 million.

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2021, the number of shares of common stock that may be issued under the 2015 Plan was increased by 1,804,372 shares.  As of June 30, 2021, 2,799,230 shares remained available for grant under the 2015 Plan.  The Company had 2,833,405 stock options and 1,476,308 RSUs outstanding as of June 30, 2021 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 421,075 stock options and 22,408 RSUs outstanding as of June 30, 2021 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 484,145 were outstanding as of June 30, 2021.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rate	0.91%	0.87%
Expected term (in years)	6.2	6.1
Expected volatility	76.60%	85.19%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Granted	993,600	23.88
Exercised	(115,548)	12.63		$1,373
Forfeited and cancelled	(10,925)	21.78
Outstanding as of June 30, 2021	3,738,625	$17.54	7.2	$17,541
Options vested and expected to vest as of June 30, 2021	3,738,625	$17.54	7.2	$17,541
Options exercisable as of June 30, 2021	2,044,235	$17.51	5.8	$10,090

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2021 was $15.96 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2020	2,244,157	$3.83
Granted	607,148	24.00
Vested	(1,314,214)	2.87	$31,049
Forfeited and cancelled	(38,375)	6.86
Outstanding as of June 30, 2021	1,498,716	$12.76

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue	$335	$252	$582	$512
Research and development	1,154	939	2,030	1,755
General and administrative	2,343	2,118	3,895	4,495
Total stock-based compensation expense	$3,832	$3,309	$6,507	$6,762

As of June 30, 2021, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $16.7 million and $16.7 million, respectively, which is expected to be recognized over a weighted average period of 3.1 years and 3.2 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for share and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(18,161)	$(11,597)	$(46,915)	$(27,183)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	53,968,405	42,133,646	52,163,136	41,876,037
Net loss per share, basic and diluted	$(0.34)	$(0.28)	$(0.90)	$(0.65)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020.  All share amounts presented in the table below represent the total number outstanding as of June 30, 2021 and 2020.

	June 30,
	2021	2020
Options to purchase common stock	3,738,625	3,279,799
Restricted stock unit awards	1,498,716	2,528,401
Warrants	—	460,251
Total potential shares of common stock	5,237,341	6,268,451

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

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(1,450)	(1,111)
Other assets	$3,790	$4,129

Current portion of lease liabilities	$647	$603
Other liabilities	2,559	2,894
Total operating lease liabilities	$3,206	$3,497

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended June 30, 2021 and 2020 and $0.5 million for each of the six months ended June 30, 2021 and 2020.

Finance Leases

Laboratory Equipment

The Company leased laboratory equipment which it used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017, with terms ended in October 2020 and December 2020, respectively.

12. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary of Mallinckrodt plc, pursuant to which Confluence provides laboratory services to the subsidiary (“Mallinckrodt”) in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the six months ended June 30, 2021 and 2020, the Company invoiced Mallinckrodt for $24 thousand and $0.3 million, respectively, under the master services agreement.  As of June 30, 2021 and December 31, 2020, the Company had $0 and $24 thousand, respectively, of outstanding accounts receivable balances from Mallinckrodt.  Mr. Reasons had no financial interest in these transactions.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.4 million during each of the six months ended June 30, 2021 and 2020.  Royalty income is included in other revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by

EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

As of June 30, 2021 and December 31, 2020, the balance of the Company’s contingent consideration liability was $25.3 million and $4.1 million, respectively (see Note 3).

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during each of the three and six months ended June 30, 2021 and 2020.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

15. Discontinued Operations

The following table presents information related to liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	June 30,	December 31,
(In thousands)	2021	2020
Accounts payable	$936	$1,175
Accrued expenses	2,158	1,936
Discontinued operations - current liabilities	$3,094	$3,111

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

The Company’s results of operations by segment for the three and six months ended June 30, 2021 and 2020 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$218	$3,481	$(1,875)	$1,824
Cost of revenue	—	3,024	(1,761)	1,263
Research and development	8,011	—	(114)	7,897
General and administrative	—	879	4,991	5,870
Revaluation of contingent consideration	4,800	—	—	4,800
Loss from operations	$(12,593)	$(422)	$(4,991)	$(18,006)

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$193	$3,657	$(1,804)	$2,046
Cost of revenue	—	3,082	(1,693)	1,389
Research and development	6,577	—	(111)	6,466
General and administrative	—	688	4,884	5,572
Loss from operations	$(6,384)	$(113)	$(4,884)	$(11,381)
Loss from discontinued operations	$(27)	$—	$—	$(27)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$460	$6,681	$(3,540)	$3,601
Cost of revenue	—	5,793	(3,328)	2,465
Research and development	15,946	—	(211)	15,735
General and administrative	—	1,507	9,190	10,697
Revaluation of contingent consideration	21,239	—	—	21,239
Loss from operations	$(36,725)	$(619)	$(9,191)	$(46,535)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$411	$7,064	$(4,022)	$3,453
Cost of revenue	—	6,468	(3,810)	2,658
Research and development	14,354	—	(212)	14,142
General and administrative	—	1,440	10,333	11,773
Revaluation of contingent consideration	1,767	—	—	1,767
Loss from operations	$(15,710)	$(844)	$(10,333)	$(26,887)
Loss from discontinued operations	$(284)	$—	$(1)	$(285)

Intersegment Revenue

Revenue for the contract research segment included $1.9 million and $1.8 million for services performed on behalf of the therapeutics segment for the three months ended June 30, 2021 and 2020, respectively and $3.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Securities Action. The parties signed and filed a settlement agreement in July 2021. The settlement agreement is subject to preliminary approval by the U.S. District Court for the Southern District of New York, notice to the putative class, and subsequent final approval by the court. The Company accrued a liability of $2.65 million as of June 30, 2021 for its estimated financial obligation.  The Company expects its financial obligation to be within the limits of its insurance coverage and accordingly recorded a receivable for an insurance recovery equal to the settlement amount.  The insurance recovery receivable and the litigation settlement liability are recorded in prepaid expenses and other current assets and accrued expenses, respectively, in the condensed consolidated balance sheet.

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

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation (the “Consolidated Derivative Action”) and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ then-anticipated motion to dismiss the Consolidated Securities Action.  On May 18, 2021, the court extended the stay – subject to certain conditions – until the resolution of a motion for summary judgment in the Consolidated Securities Action, which defendants in that action intended to file had the parties to the Consolidated Securities Action not reached an agreement to settle.

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Derivative Action. The agreed terms provide for the Company to implement certain policies and for attorneys’ fees to be paid to plaintiff’s counsel.  The parties signed and filed a settlement agreement in July 2021. The settlement agreement is subject to preliminary approval by the U.S. District Court for the Southern District of New York, notice to the Company’s stockholders, and subsequent final approval by the court. The Company accrued a liability of $425 thousand as of June 30, 2021 for its estimated financial obligation.  The Company expects its financial obligation to be within the limits of its insurance coverage and accordingly recorded a receivable for an insurance recovery equal to the settlement amount.  The insurance recovery receivable and the litigation settlement liability are recorded in prepaid expenses and other current assets and accrued expenses, respectively, in the condensed consolidated balance sheet.

Product Liability Lawsuit

On December 18, 2020, plaintiff Daurie Mancini filed an amended complaint under the caption Daurie Mancini v. Aclaris Therapeutics, Inc. et al in the Superior Court of New Jersey Ocean County against the Company and certain third parties alleging injuries as a result of the plaintiff’s alleged treatment with ESKATA in 2019. The amended complaint seeks unspecified compensatory and punitive damages. The Company filed a motion to dismiss the amended complaint on March 15, 2021. The Company’s motion to dismiss was granted on July 9, 2021. The Court dismissed the majority of claims against the Company with prejudice. All remaining claims against the Company were dismissed without prejudice.

18. Subsequent Event

Repayment of the Term Loan Facility with SVB

In July 2021, the Company repaid in full the $11.0 million borrowed under the Loan and Security Agreement with SVB (see Note 7).  In addition, the Company paid (i) accrued and unpaid interest as of the payoff date of $45 thousand, (ii) a final payment fee of $550 thousand and (iii) a prepayment fee of $120 thousand.  Following this repayment, all of the Company’s obligations under the Loan and Security Agreement are deemed to be terminated, except as set forth in the agreement.

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

The final per-protocol analysis, which consisted of the 17 subjects who completed the treatment period (15 in the treatment arm and two in the placebo arm), confirmed that ATI-450 demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. ATI-450 was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial during the treatment period, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to an elevated creatine phosphokinase, or CPK, level, which was determined by the site investigator to be treatment-related; this subject also had palpitations and ventricular extrasystoles, which were unrelated to the trial medication. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was also one non-treatment-related serious adverse event (COVID-19) reported in the 4-week follow-up period of the trial in a subject who was no longer receiving treatment; the subject withdrew during the 4-week follow-up period of the trial.

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

Based on the results observed in the Phase 2a trial, we intend to progress ATI-450 into a Phase 2b trial in moderate to severe rheumatoid arthritis in the fourth quarter of 2021.

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

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). In the trial, which consisted of a 4-week treatment period and a 2-week follow-up period during which no treatment was given, 50 subjects with moderate to severe atopic dermatitis were randomized in a 1:1 ratio into one of two arms: ATI-1777 topical solution 2.0% w/w or vehicle applied twice daily. In June 2021, we announced that the trial achieved its primary endpoint, which was the percent change from baseline in the modified Eczema Area and Severity Index, or mEASI, score at week 4, with a high degree of statistical significance

(p<0.001) (one-sided p-value), which corresponded to a 74.4% reduction in mEASI score from baseline at week 4 in subjects applying ATI-1777 compared to a 41.4% reduction in subjects applying vehicle. The preliminary topline data was based on the full analysis set, or FAS, which was comprised of 48 subjects randomized and documented to have received at least one dose of trial medication. Positive trends in favor of ATI-1777 were observed in key secondary efficacy endpoints, such as improvement in itch, percent of mEASI-50 responders, investigator’s global assessment responder analysis, and reduction in body surface area impacted by disease. In addition, the FAS analysis also showed positive trends in favor of ATI-1777 in percent of mEASI-75 responders (65.2% for ATI-1777 compared to 24.0% for vehicle) and mEASI-90 responders (30.4% for ATI-1777 compared to 20.0% for vehicle). These secondary efficacy endpoints were not powered for statistical significance. Based on an analysis of pharmacokinetic plasma samples in the ATI-1777 arm at multiple timepoints, minimal systemic exposure was observed which supports a “soft” topical JAK inhibitor approach.

ATI-1777 was generally well tolerated. No serious adverse events were reported. The most common adverse events (reported in at least 2 subjects in the trial) were increased blood CPK levels and headache in subjects in the ATI-1777 arm and urinary tract infection (one in each of the ATI-1777 and the vehicle arm); none of these adverse events in the ATI-1777 arm were determined by the clinical trial investigators to be related to ATI-1777. One treatment-related adverse event, application site pruritus, was reported in one subject in the ATI-1777 arm.

We plan to submit the final trial results for publication in a peer-reviewed scientific journal.

Based on the results observed in the Phase 2a trial, we intend to progress ATI-1777 into a Phase 2b trial in moderate to severe atopic dermatitis.

ATI-2138, an Investigational ITJ Inhibitor

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We expect to submit an IND for ATI-2138 in the second half of 2021.

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor compound designed to have a long half-life, as a potential treatment for metastatic breast cancer and pancreatic cancer as well as use in preventing bone loss in this patient population.  We are currently conducting IND-enabling studies.

Discovery Assets

We are developing oral gut-restricted JAK inhibitors with limited systemic exposure as potential treatments for inflammatory bowel disease. In addition, we are engaged in research to identify brain penetrant kinase inhibitor candidates as potential treatments for neurodegenerative diseases.

Our Other Drug Candidates

We continue to seek third-party partners for our dermatology investigational drug candidate A-101 45% Topical Solution as a potential treatment for common warts (verruca vulgaris).

Financial Overview

Since our inception, we have incurred significant operating losses.  Our net loss was $46.9 million for the six months ended June 30, 2021 and $51.0 million for the year ended December 31, 2020.  As of June 30, 2021, we had an accumulated deficit of $551.5 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our expanding and advancing development pipeline. As a result, we will need substantial additional funding to support our continuing operations.

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

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of ATI-450 as a potential treatment for moderate to severe rheumatoid arthritis and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and the supply of active pharmaceutical ingredients and drug product for our clinical trials. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the spread of the disease, the duration of the pandemic, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

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

Other Revenue

Other revenue primarily consists of royalties earned on net sales of RHOFADE pursuant to the asset purchase agreement with EPI Health described above.

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

Contingent Consideration

We initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions.  We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our condensed consolidated statement of operations.  Any such changes could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 4% and 40%. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 5.7% and 8.0% depending on the year of each potential payment.

During the six months ended June 30, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis and as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  We also included estimated future sales of ATI-450 as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for ATI-450.  These updates resulted in a charge of $21.2 million.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Contract research	$1,606	$1,853	$(247)	$3,141	$3,042	$99
Other revenue	218	193	25	460	411	49
Total revenue	1,824	2,046	(222)	3,601	3,453	148

Costs and expenses:
Cost of revenue	1,263	1,389	(126)	2,465	2,658	(193)
Research and development	7,897	6,466	1,431	15,735	14,142	1,593
General and administrative	5,870	5,572	298	10,697	11,773	(1,076)
Revaluation of contingent consideration	4,800	—	4,800	21,239	1,767	19,472
Total costs and expenses	19,830	13,427	6,403	50,136	30,340	19,796
Loss from operations	(18,006)	(11,381)	(6,625)	(46,535)	(26,887)	(19,648)

Other expense, net	(155)	(189)	34	(380)	(11)	(369)
Loss from continuing operations	(18,161)	(11,570)	(6,591)	(46,915)	(26,898)	(20,017)
Loss from discontinued operations	—	(27)	27	—	(285)	285
Net loss	$(18,161)	$(11,597)	$(6,564)	$(46,915)	$(27,183)	$(19,732)

Revenue

Contract research revenue was $1.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and was comprised of fees earned from the provision of laboratory services.  The $0.3 million decrease was primarily driven by a reduction in overall hours billed partially offset by higher average billing rates.  Other revenue for each of the three months ended June 30, 2021 and 2020 primarily consisted of $0.2 million of royalties earned on net sales of RHOFADE.

Contract research revenue was $3.1 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively, and was comprised of fees earned from the provision of laboratory services.  Other revenue for the six months ended June 30, 2021 and 2020 primarily consisted of $0.5 million and $0.4 million of royalties earned on net sales of RHOFADE, respectively.

Cost of Revenue

Cost of revenue was $1.3 million and $2.5 million for the three and six months ended June 30, 2021, respectively, and $1.4 million and $2.7 million for the three and six months ended June 30, 2020, respectively, and in each case related to providing laboratory services to our customers.  Changes in cost of revenue generally correlate to changes in contract research revenue.

Research and Development Expenses

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
ATI-450	$2,252	$733	$1,519	$4,325	$2,709	$1,616
ATI-1777	497	1,102	(605)	1,444	1,859	(415)
ATI-2138	967	853	114	2,350	1,154	1,196
Discovery	774	618	156	1,466	1,244	222
Other research and development	455	477	(22)	870	1,671	(801)
Personnel	1,798	1,744	54	3,250	3,750	(500)
Stock-based compensation	1,154	939	215	2,030	1,755	275
Total research and development expenses	$7,897	$6,466	$1,431	$15,735	$14,142	$1,593

ATI-450

The increase in expenses for ATI-450 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to additional costs associated with multiple clinical trials, including preparation activities for a Phase 2b trial in subjects with moderate to severe rheumatoid arthritis.  Additional costs associated with drug product manufacturing expenses and other development expenses also contributed to the increase.

The increase in expenses for ATI-450 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to additional development costs, including drug product manufacturing expenses and toxicology studies.  Costs associated with preparation activities for a Phase 2b trial in subjects with moderate to severe rheumatoid arthritis also contributed to the increase.

ATI-1777

The decrease in expenses for ATI-1777 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to lower costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis as well as other development costs.

The decrease in expenses for ATI-1777 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a decrease in development costs, including toxicology studies, partially offset by an increase in costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis.

ATI-2138

Expenses for ATI-2138 were higher during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to preclinical development activities and IND-enabling studies.

Discovery and other research and development

Expenses related to discovery increased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 due to increased investment in our discovery-stage programs.  Other research and development expenses, which primarily include expenses for our legacy dermatology assets and medical affairs activities, were lower during the three and six months ended June 30, 2021 compared to June 30, 2020 due to a decrease in costs for our legacy dermatology assets following the decision to discontinue investment in those programs.

Personnel and stock-based compensation

Compensation related expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase in stock-based compensation expense associated with new equity awards granted in 2021.  Compensation related expenses decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to lower headcount and payroll taxes primarily resulting from employee-retention tax credits taken during the six months ended June 30, 2021, partially offset by an increase in stock-based compensation expense associated with new equity awards granted in 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Personnel	$1,147	$1,671	$(524)	$2,106	$3,268	$(1,162)
Professional and legal fees	1,336	831	505	2,691	1,949	742
Facility and support services	414	422	(8)	812	933	(121)
Other general and administrative	630	530	100	1,193	1,128	65
Stock-based compensation	2,343	2,118	225	3,895	4,495	(600)
Total general and administrative expenses	$5,870	$5,572	$298	$10,697	$11,773	$(1,076)

Compensation related expenses decreased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to lower headcount and restructuring related expenses.  Professional and legal fees, including accounting, investor relations and corporate communication costs, were higher during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily as a result of increased costs associated with Sarbanes-Oxley compliance and costs associated with patents and ongoing litigation.  Facility and support services, including general office expenses, information technology costs and other expenses, decreased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to lower information technology costs resulting from lower headcount.  Other general and administrative expenses increased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to an increase in insurance premiums resulting from additional coverage in 2021 as compared to the prior year.

Revaluation of Contingent Consideration

The increase in revaluation of contingent consideration during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 resulted from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.

The increase in revaluation of contingent consideration during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-450 in subjects with moderate to severe rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  Additionally, the inclusion of estimated future sales of ATI-450 as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for ATI-450, also contributed to the increase.

Other Expense, net

Other expense, net during the three months ended June 30, 2021 was consistent compared to the three months ended June 30, 2020.  The increase in other expense, net during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to both higher interest expense associated with outstanding debt balances and lower interest income associated with marketable securities.

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $266.2 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

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

June 2021 Public Offering

In June 2021, we closed a public offering in which we sold 8,098,592 shares of common stock at a price to the public of $17.75 per share, for aggregate gross proceeds of $143.8 million. We paid underwriting discounts and commissions of $8.6 million, and also incurred expenses of $0.3 million in connection with the offering.  As a result, the net offering proceeds received by us, after deducting underwriting discounts, commissions and offering expenses, were $134.9 million.

Equity Purchase Agreement with Lincoln Park Capital Fund, LLC

In August 2020, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provided that, upon the terms and subject to the conditions and limitations set forth therein, we could sell to Lincoln Park, at our discretion, up to $15.0 million of shares of our common stock over the 36-month term of the Purchase Agreement. Upon execution of the Purchase Agreement, we issued 121,584 shares of our common stock to Lincoln Park as commitment shares in accordance with the closing conditions contained within the Purchase Agreement. The commitment shares were valued using the closing price of our common stock on the effective date of the Purchase Agreement resulting in an aggregate fair value of $0.3 million. Through December 31, 2020, we sold 2,111,170 shares of our common stock to Lincoln Park under the Purchase Agreement for net proceeds of $7.7 million.  We terminated the Purchase Agreement in January 2021 in connection with the public offering of common stock described above. We did not sell any additional shares prior to terminating the Purchase Agreement.

Debt Financing

Loan and Security Agreement with Silicon Valley Bank

In March 2020, we entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB.  The Loan and Security Agreement provided for $11.0 million in term loans, of which we borrowed the entire amount on March 30, 2020.  In July 2021, we repaid in full the $11.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees as of the payoff date, for a total payment of $11.7 million.

The term loan repayment schedule provided for interest only payments beginning April 1, 2020 and continuing through March 1, 2022, followed by 24 consecutive equal monthly installments of principal, plus monthly payments of accrued interest, starting on April 1, 2022 and continuing through the maturity date of March 1, 2024. The Loan and Security Agreement provided for an annual interest rate equal to the greater of (i) the prime rate then in effect as reported in The Wall Street Journal plus 2% and (ii) 6.75%.

The Loan and Security Agreement included a final payment fee equal to 5% of the original principal amount borrowed.  We had the option to prepay the outstanding balance of the term loans in full, subject to a prepayment premium of (i) 3% of the original principal amount borrowed for any prepayment on or prior to the first anniversary of March 30, 2020, (ii) 2% of the original principal amount borrowed for any prepayment after the first anniversary and on or before the second anniversary of March 30, 2020 or (iii) 1% of the original principal amount borrowed for any prepayment after the second anniversary of March 30, 2020 but before March 1, 2024.

Liquidity and Cash Flows

Cash and cash equivalents were $113.4 million as of June 30, 2021 compared to $22.1 million as of December 31, 2020.  We also had $152.7 million in short- and long-term marketable securities as of June 30, 2021 compared to $32.1 million as of December 31, 2020.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Cash and cash equivalents beginning balance	$22,063	$35,937
Net cash used in operating activities	(24,453)	(17,626)
Net cash provided by (used in) investing activities	(120,784)	3,455
Net cash provided by financing activities	236,621	10,821
Cash and cash equivalents ending balance	$113,447	$32,587

Operating Activities

Operating activities use of cash was the result of:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Net loss	$(46,915)	$(27,183)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	28,281	9,711
Change in accounts payable and accrued expenses	(429)	(5,939)
Change in accounts receivable	(167)	4,895
Change in prepaid expenses and other assets	(5,223)	890
Net cash used in operating activities	$(24,453)	$(17,626)

Net cash used in operating activities increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily as a result of an increase in cash paid for prepaid expenses and other assets and a reduction of cash collected from outstanding accounts receivable during the six months ended June 30, 2021 compared to the prior year period.  The increase was partially offset by a decrease in cash paid to settle outstanding accounts payable balances during the six months ended June 30, 2021 compared to the prior year period.

The change in prepaid expenses and other assets was the result of higher prepaid research and development balances relative to the prior year period primarily associated with drug product manufacturing agreements and other preclinical development contracts, as well as an insurance recovery receivable associated with litigation settlements.  The change in accounts payable and accrued expenses was primarily driven by expenses incurred, but not yet paid, as of June 30, 2021 compared to June 30, 2020.  The change in accounts receivable was primarily the result of cash received during the six months ended June 30, 2020 from Allergan Sales, LLC related to sales of RHOFADE that occurred after the date we sold RHOFADE to EPI Health.

Investing Activities

Cash flow from investing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Purchases of property and equipment	$(52)	$(141)
Purchases of marketable securities	(147,289)	(27,139)
Proceeds from sales and maturities of marketable securities	26,557	30,735
Net cash provided by (used in) investing activities	$(120,784)	$3,455

The change in net cash used in investing activities for the six months ended June 30, 2021 compared to net cash provided by investing activities for the six months ended June 30, 2020 primarily resulted from purchases of marketable securities following our January and June 2021 public offerings.

Financing Activities

Financing activities use of cash was the result of:

	Six Months Ended
	June 30,
(In thousands)	2021	2020
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$238,200	$—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,913
Restricted stock unit employee tax withholdings	(3,038)	—
Finance lease payments	—	(92)
Proceeds from exercise of employee stock options and the issuance of stock	1,459	—
Net cash provided by financing activities	$236,621	$10,821

Cash provided by financing activities increased for the six months ended June 30, 2021 compared to June 30, 2020 primarily due to our January 2021 and June 2021 public offerings.  The increase was partially offset by a decrease in proceeds from debt financing and an increase in cash used for tax withholdings in connection with the vesting of restricted stock units.

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

In March 2020, we borrowed $11.0 million under the Loan and Security Agreement with SVB.  In July 2021, we repaid in full the $11.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees as of the payoff date, for a total payment of $11.7 million.

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

In connection with the Loan and Security Agreement with SVB, we were subject to risks relating to changes in market interest rates.  We repaid the debt under the Loan and Security Agreement in full in July 2021.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended June 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Securities Action. The parties signed and filed a settlement agreement in July 2021. The settlement agreement is subject to preliminary approval by the U.S. District Court for the Southern District of New York, notice to the putative class, and subsequent final approval by the court. We expect our financial obligation to be within the limits of our insurance coverage.

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

On December 12, 2019, the court consolidated the Allred and Brown actions under the caption In re Aclaris Therapeutics, Inc. Derivative Litigation, or the Consolidated Derivative Action, and directed that future derivative cases filed in or transferred to the court arising out of substantially the same transactions or events be similarly consolidated.  Thereafter, on January 11, 2020, the court stayed – subject to certain conditions – all deadlines in the Consolidated Derivative Action pending resolution of the defendants’ then-anticipated motion to dismiss the Consolidated Securities Action.  On May 18, 2021, the court extended the stay – subject to certain conditions – until the resolution of a motion for summary judgment in the Consolidated Securities Action, which defendants in that action intended to file had the parties to the Consolidated Securities Action not reached an agreement to settle.

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Derivative Action.  The agreed terms provide for us to implement certain policies and for attorneys’ fees to be paid to plaintiff’s counsel, which we expect to be within the limits of our insurance coverage. The parties signed and filed a settlement agreement in July 2021. The settlement agreement is subject to preliminary approval by the U.S. District Court for the Southern District of New York, notice to our stockholders, and subsequent final approval by the court.

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

10.1*	Fifth Amended and Restated Non-Employee Director Compensation Policy.

10.2

Sales Agreement, dated May 20, 2021, by and among the Registrant, SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on May 20, 2021).

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

ACLARIS THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 5, 2021	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)