Form 10-Q
period 2021-09-30
Aclaris Therapeutics, Inc.
filed 2021-11-02
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on October 29, 2021 was 61,227,333.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$53,602	$22,063
Short-term marketable securities	144,280	32,068
Accounts receivable, net	811	772
Prepaid expenses and other current assets	7,089	2,590
Total current assets	205,782	57,493
Marketable securities	45,735	—
Property and equipment, net	1,170	1,654
Intangible assets	7,067	7,123
Other assets	3,740	4,514
Total assets	$263,494	$70,784
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,564	$5,254
Accrued expenses	7,408	5,906
Current portion of lease liabilities	669	603
Discontinued operations - current liabilities	2,198	3,111
Total current liabilities	17,839	14,874
Other liabilities	2,507	3,179
Long-term debt, net	—	10,653
Contingent consideration	26,200	4,061
Deferred tax liability	367	367
Total liabilities	46,913	33,134
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 61,226,750 and 45,109,314 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	—
Additional paid‑in capital	789,186	542,286
Accumulated other comprehensive loss	(3)	(94)
Accumulated deficit	(572,603)	(504,542)
Total stockholders’ equity	216,581	37,650
Total liabilities and stockholders’ equity	$263,494	$70,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Contract research	$1,415	$1,331	$4,556	$4,373
Other revenue	244	118	704	529
Total revenue	1,659	1,449	5,260	4,902

Costs and expenses:
Cost of revenue	1,099	1,189	3,564	3,847
Research and development	13,976	6,240	29,711	20,382
General and administrative	5,979	3,859	16,676	15,632
Revaluation of contingent consideration	900	626	22,139	2,393
Total costs and expenses	21,954	11,914	72,090	42,254
Loss from operations	(20,295)	(10,465)	(66,830)	(37,352)

Other expense, net	(851)	(194)	(1,231)	(205)
Loss from continuing operations	(21,146)	(10,659)	(68,061)	(37,557)
Loss from discontinued operations	—	—	—	(285)
Net loss	$(21,146)	$(10,659)	$(68,061)	$(37,842)

Net loss per share, basic and diluted	$(0.35)	$(0.25)	$(1.23)	$(0.90)
Weighted average common shares outstanding, basic and diluted	61,219,321	42,802,582	55,215,037	42,187,140

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$5	$(24)	$(5)	$(1)
Foreign currency translation adjustment	176	(36)	96	22
Total other comprehensive income (loss)	181	(60)	91	21
Comprehensive loss	$(20,965)	$(10,719)	$(67,970)	$(37,821)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	666,144	—	(2,579)	—	—	(2,579)
Issuance of common stock in connection with public offering, net of offering costs of $7,011	6,306,271	—	103,348	—	—	103,348
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,675	—	—	2,675
Net loss	—	—	—	—	(28,754)	(28,754)
Balance at March 31, 2021	52,081,729	$—	$645,730	$(140)	$(533,296)	$112,294

Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,024,666	—	1,041	—	—	1,041
Issuance of common stock in connection with public offering, net of offering costs of $8,899	8,098,592	1	134,851	—	—	134,852
Unrealized gain on marketable securities	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	3,833	—	—	3,833
Net loss	—	—	—	—	(18,161)	(18,161)
Balance at June 30, 2021	61,204,987	$1	$785,455	$(184)	$(551,457)	$233,815

Issuance of common stock in connection with vesting of restricted stock units	21,763	—	29	—	—	29
Unrealized gain on marketable securities	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	176	—	176
Stock-based compensation expense	—	—	3,702	—	—	3,702
Net loss	—	—	—	—	(21,146)	(21,146)
Balance at September 30, 2021	61,226,750	$1	$789,186	$(3)	$(572,603)	$216,581

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Issuance of common stock in connection with vesting of restricted stock units	346,582	—	(121)	—	—	(121)
Fair value of warrants issued	—	—	378	—	—	378
Unrealized gain on marketable securities	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	53	—	53
Stock-based compensation expense	—	—	3,453	—	—	3,453
Net loss	—	—	—	—	(15,586)	(15,586)
Balance at March 31, 2020	41,832,220	$—	$527,215	$47	$(469,113)	$58,149

Issuance of common stock in connection with vesting of restricted stock units	858,894	—	(463)	—	—	(463)
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	5	—	5
Stock-based compensation expense	—	—	3,309	—	—	3,309
Net loss	—	—	—	—	(11,597)	(11,597)
Balance at June 30, 2020	42,691,114	$—	$530,061	$15	$(480,710)	$49,366

Issuance of common stock in connection with vesting of restricted stock units	103,689	—	(95)	—	—	(95)
Issuance of common stock in connection with equity purchase agreement	121,584	—	263	—	—	263
Unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Foreign currency translation adjustment	—	—	—	(35)	—	(35)
Stock-based compensation expense	—	—	1,941	—	—	1,941
Net loss	—	—	—	—	(10,659)	(10,659)
Balance at September 30, 2020	42,916,387	$—	$532,170	$(44)	$(491,369)	$40,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(68,061)	$(37,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726	1,773
Stock-based compensation expense	10,209	8,703
Revaluation of contingent consideration	22,139	2,393
Loss on extinguishment of debt	752	—
Changes in operating assets and liabilities:
Accounts receivable	(39)	4,783
Prepaid expenses and other assets	(8)	1,303
Accounts payable	1,293	(5,448)
Accrued expenses	(2,070)	(5,441)
Net cash used in operating activities	(35,059)	(29,776)
Cash flows from investing activities:
Purchases of property and equipment	(108)	(445)
Purchases of marketable securities	(199,862)	(39,898)
Proceeds from sales and maturities of marketable securities	41,514	49,035
Net cash provided by (used in) investing activities	(158,456)	8,692
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	238,200	—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,913
Repayment of debt	(11,483)	—
Restricted stock unit employee tax withholdings	(3,122)	—
Finance lease payments	—	(128)
Deferred issuance costs	—	(242)
Proceeds from exercise of employee stock options and the issuance of stock	1,459	—
Net cash provided by financing activities	225,054	10,543
Net increase (decrease) in cash, cash equivalents and restricted cash	31,539	(10,541)
Cash, cash equivalents and restricted cash at beginning of period	22,063	35,937
Cash, cash equivalents and restricted cash at end of period	$53,602	$25,396

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued in connection with debt financing	$—	$378
Fair value of common stock issued in connection with an equity purchase agreement	$—	$263

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $243.6 million and an accumulated deficit of $572.6 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450) and ATI-1777, to develop its preclinical compounds, and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, its changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020.  The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2021.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 4% and 40%.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 5.9% and 7.8% depending on the year of each potential payment.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50,631	$—	$—	$50,631
Marketable securities	—	190,015	—	190,015
Total assets	$50,631	$190,015	$—	$240,646

Liabilities:
Contingent consideration	$—	$—	$26,200	$26,200
Total liabilities	$—	$—	$26,200	$26,200

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,955	$1,500	$—	$16,455
Marketable securities	—	32,068	—	32,068
Total assets	$14,955	$33,568	$—	$48,523

Liabilities:
Contingent consideration	$—	$—	$4,061	$4,061
Total liabilities	$—	$—	$4,061	$4,061

As of September 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s cash equivalents as of December 31, 2020 also included commercial paper, which was valued based upon Level 2 inputs.  The Company’s marketable securities as of September 30, 2021 and December 31, 2020 consisted of commercial paper and asset-backed and U.S. government agency debt securities, which were valued based upon Level 2 inputs.  The Company’s marketable securities as of September 30, 2021 also included corporate debt securities and foreign government agency debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The increase in contingent consideration of $22.1 million during the nine months ended September 30, 2021 resulted from updates to the Company’s probability of achieving regulatory milestones and commencing commercialization and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis and the inclusion of estimated future sales of zunsemetinib for the potential treatment of psoriatic arthritis and moderate to severe hidradenitis suppurativa, which are additional planned indications for zunsemetinib, as well as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s available for sale marketable securities by type of security was as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$36,725	$3	(10)	$36,718
Commercial paper	81,828	—	—	81,828
Asset-backed debt securities	37,229	3	(7)	37,225
Foreign government agency debt securities	4,112	—	(2)	4,110
U.S. government agency debt securities	30,124	10	—	30,134
Total marketable securities	$190,018	$16	$(19)	$190,015

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Commercial paper	$20,483	$—	$—	$20,483
Asset-backed debt securities	4,036	1	—	4,037
U.S. government agency debt securities	7,547	1	—	7,548
Total marketable securities	$32,066	$2	$—	$32,068

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Computer equipment	$1,253	$1,197
Lab equipment	1,389	1,340
Furniture and fixtures	620	617
Leasehold improvements	1,123	1,123
Property and equipment, gross	4,385	4,277
Accumulated depreciation	(3,215)	(2,623)
Property and equipment, net	$1,170	$1,654

Depreciation expense was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	September 30,	December 31,	September 30,	December 31,
(In thousands, except years)	Life (years)	2021	2020	2021	2020
Other intangible assets	5.8	$751	$751	$313	$257
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$313	$257

As of September 30, 2021, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2021	$18
2022	75
2023	75
2024	75
2025	75
Thereafter	120
Total	$438

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Employee compensation expenses	$2,845	$3,971
Research and development expenses	882	761
Litigation settlements (see Note 17)	3,075	—
Other	606	1,174
Total accrued expenses	$7,408	$5,906

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

8. Stockholders’ Equity

Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of September 30, 2021 or December 31, 2020.

Common Stock

As of September 30, 2021 and December 31, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through September 30, 2021.

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

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2021, the number of shares of common stock that may be issued under the 2015 Plan was increased by 1,804,372 shares.  As of September 30, 2021, 2,795,696 shares remained available for grant under the 2015 Plan.  The Company had 2,843,205 stock options and 1,458,483 RSUs outstanding as of September 30, 2021 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 416,375 stock options and 7,480 RSUs outstanding as of September 30, 2021 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 484,145 were outstanding as of September 30, 2021.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Risk-free interest rate	0.90%	0.87%
Expected term (in years)	6.2	6.1
Expected volatility	76.60%	85.19%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Granted	1,013,600	23.73
Exercised	(115,548)	12.63		$1,373
Forfeited and cancelled	(25,825)	22.77
Outstanding as of September 30, 2021	3,743,725	$17.51	7.0	$18,150
Options vested and expected to vest as of September 30, 2021	3,743,725	$17.51	7.0	$18,150
Options exercisable as of September 30, 2021	2,177,823	$17.85	5.6	$10,517

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $15.86 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2020	2,244,157	$3.83
Granted	629,348	23.72
Vested	(1,339,625)	3.18	$31,486
Forfeited and cancelled	(67,917)	10.06
Outstanding as of September 30, 2021	1,465,963	$12.67

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Cost of revenue	$206	$216	$787	$728
Research and development	939	437	2,969	2,192
General and administrative	2,557	1,288	6,453	5,783
Total stock-based compensation expense	$3,702	$1,941	$10,209	$8,703

As of September 30, 2021, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $14.7 million and $15.0 million, respectively, each of which is expected to be recognized over a weighted average period of 3.0 years.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for share and per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(21,146)	$(10,659)	$(68,061)	$(37,842)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	61,219,321	42,802,582	55,215,037	42,187,140
Net loss per share, basic and diluted	$(0.35)	$(0.25)	$(1.23)	$(0.90)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020.  All share amounts presented in the table below represent the total number outstanding as of September 30, 2021 and 2020.

	September 30,
	2021	2020
Options to purchase common stock	3,743,725	3,100,763
Restricted stock unit awards	1,465,963	2,308,357
Warrants	—	460,251
Total potential shares of common stock	5,209,688	5,869,371

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

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(1,625)	(1,111)
Other assets	$3,615	$4,129

Current portion of lease liabilities	$669	$603
Other liabilities	2,383	2,894
Total operating lease liabilities	$3,052	$3,497

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended September 30, 2021 and 2020 and $0.8 million for each of the nine months ended September 30, 2021 and 2020.

Finance Leases

Laboratory Equipment

The Company leased laboratory equipment which it used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017, for which terms ended in October 2020 and December 2020, respectively.

12. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary of Mallinckrodt plc, pursuant to which Confluence provides laboratory services to the subsidiary (“Mallinckrodt”) in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the nine months ended September 30, 2021 and 2020, the Company invoiced Mallinckrodt for $24 thousand and $0.3 million, respectively, under the master services agreement.  As of September 30, 2021 and December 31, 2020, the Company had $0 and $24 thousand, respectively, of outstanding accounts receivable balances from Mallinckrodt.  Mr. Reasons had no financial interest in these transactions.

13. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.6 million and $0.5 million during the nine months ended September 30, 2021 and 2020, respectively.  Royalty income is included in other revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

As of September 30, 2021 and December 31, 2020, the balance of the Company’s contingent consideration liability was $26.2 million and $4.1 million, respectively (see Note 3).

14. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during each of the three and nine months ended September 30, 2021 and 2020.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

15. Discontinued Operations

The following table presents information related to liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	September 30,	December 31,
(In thousands)	2021	2020
Accounts payable	$—	$1,175
Accrued expenses	2,198	1,936
Discontinued operations - current liabilities	$2,198	$3,111

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

The Company’s results of operations by segment for the three and nine months ended September 30, 2021 and 2020 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$244	$3,335	$(1,920)	$1,659
Cost of revenue	—	2,912	(1,813)	1,099
Research and development	14,083	—	(107)	13,976
General and administrative	—	837	5,142	5,979
Revaluation of contingent consideration	900	—	—	900
Loss from operations	$(14,739)	$(414)	$(5,142)	$(20,295)

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$118	$3,015	$(1,684)	$1,449
Cost of revenue	—	2,765	(1,576)	1,189
Research and development	6,347	—	(107)	6,240
General and administrative	—	672	3,187	3,859
Revaluation of contingent consideration	626	—	—	626
Loss from operations	$(6,855)	$(422)	$(3,188)	$(10,465)

(In thousands)		Contract	Corporate	Total
Nine Months Ended September 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$704	$10,016	$(5,460)	$5,260
Cost of revenue	—	8,705	(5,141)	3,564
Research and development	30,030	—	(319)	29,711
General and administrative	—	2,344	14,332	16,676
Revaluation of contingent consideration	22,139	—	—	22,139
Loss from operations	$(51,465)	$(1,033)	$(14,332)	$(66,830)

(In thousands)		Contract	Corporate	Total
Nine Months Ended September 30, 2020	Therapeutics	Research	and Other	Company
Total revenue	$529	$10,079	$(5,706)	$4,902
Cost of revenue	—	9,233	(5,386)	3,847
Research and development	20,702	—	(320)	20,382
General and administrative	—	2,112	13,520	15,632
Revaluation of contingent consideration	2,393	—	—	2,393
Loss from operations	$(22,566)	$(1,266)	$(13,520)	$(37,352)
Loss from discontinued operations	$(284)	$—	$(1)	$(285)

Intersegment Revenue

Revenue for the contract research segment included $1.9 million and $1.7 million for services performed on behalf of the therapeutics segment for the three months ended September 30, 2021 and 2020, respectively and $5.5 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Securities Action. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to the putative class and scheduled the final approval settlement hearing for November 30, 2021. Notice was subsequently given to the putative class. The proposed settlement is subject to final approval by the court.

The Company had $2.65 million accrued as of September 30, 2021 for its estimated financial obligation.  The Company expects its financial obligation to be within the limits of its insurance coverage and accordingly recorded a receivable for an insurance recovery equal to the settlement amount.  The insurance recovery receivable and the litigation settlement liability are recorded in prepaid expenses and other current assets and accrued expenses, respectively, in the condensed consolidated balance sheet.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Derivative Action.  The agreed terms provide for the Company to implement certain policies and for attorneys’ fees to be paid to plaintiff’s counsel. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to the Company’s stockholders and scheduled the final approval settlement hearing for November 30, 2021.  Notice was subsequently given to the Company’s stockholders. The proposed settlement is subject to final approval by the court.

The Company had $425 thousand accrued as of September 30, 2021 for its estimated financial obligation.  The Company expects its financial obligation to be within the limits of its insurance coverage and accordingly recorded a receivable for an insurance recovery equal to the settlement amount.  The insurance recovery receivable and the litigation settlement liability are recorded in prepaid expenses and other current assets and accrued expenses, respectively, in the condensed consolidated balance sheet.

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

18. Subsequent Event

On November 1, 2021, Kamil Ali-Jackson, Co-Founder, Chief Legal Officer, Chief Compliance Officer and Corporate Secretary notified the Company that she will retire from her position effective January 3, 2022.  In connection with her retirement, the Company entered into a Severance Agreement containing a release of claims against the Company.  Under the Severance Agreement, Ms. Ali-Jackson will receive a lump sum cash payment of $615 thousand, equal to her annual base salary, her 2021 target bonus, and accrued but unused paid-time off.  She will also receive continuation of health insurance benefits for 12 months, acceleration of vesting of options and restricted stock units, to the extent the award would have vested had she remained employed through March 31, 2022, and acceleration of additional currently outstanding restricted stock units held by her, with respect to a number of shares equal to (i) $157 thousand divided by (ii)

the fair market value of the Company’s common stock on January 3, 2022.

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

Clinical Programs

Zunsemetinib (ATI-450), an Investigational Oral MK2 Inhibitor

We submitted an Investigational New Drug Application, or IND, in April 2019 for zunsemetinib, an investigational oral, novel, small molecule selective mitogen-activated protein kinase-activated protein kinase 2, or MK2, inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the U.S. Food and Drug Administration, or FDA, in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

We initiated a Phase 1 single (at 10mg, 30mg, 50mg and 100mg doses) and multiple ascending (at 10mg, 30mg and 50mg doses) dose clinical trial evaluating zunsemetinib in 77 healthy subjects in August 2019 (ATI-450-PKPD-101). Final data from this trial demonstrated that zunsemetinib resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that zunsemetinib had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  Zunsemetinib was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain and nausea.

Zunsemetinib was also evaluated at 80mg and 120mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Final data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial showed that increased cytokine inhibition was achieved with these higher doses of zunsemetinib relative to doses tested in the first Phase 1 trial. No serious adverse events were reported and all adverse events were mild to moderate. The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were headache, dizziness, nausea, parasthesia and, in the post-dosing follow-up period of the trial, dry skin. These adverse events were all mild in severity.

Moderate to Severe Rheumatoid Arthritis

Following the completion of the first Phase 1 clinical trial, in March 2020 we initiated a 12-week, Phase 2a, multicenter, randomized, investigator and patient-blind, sponsor-unblinded, parallel group, placebo-controlled clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-201). In the trial, which consisted of a 12-week treatment period and a 4-week follow-up period, 19 subjects were randomized in a 3:1 ratio and received either zunsemetinib at 50 mg twice daily or placebo, in combination with methotrexate, for 12 weeks.

The final per-protocol analysis, which consisted of the 17 subjects who completed the treatment period (15 in the treatment arm and two in the placebo arm), confirmed that zunsemetinib demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. Zunsemetinib was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial during the treatment period, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to an elevated creatine phosphokinase, or CPK, level, which was determined by the site investigator to be treatment-related; this subject also had palpitations and ventricular extrasystoles, which were unrelated to the trial medication. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was also one non-treatment-related serious adverse event (COVID-19) reported in the 4-week follow-up period of the trial in a subject who was no longer receiving treatment; the subject withdrew during the 4-week follow-up period of the trial.

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

Based on the results observed in the Phase 2a trial, we intend to progress zunsemetinib into a Phase 2b trial in moderate to severe rheumatoid arthritis in the fourth quarter of 2021.

Psoriatic Arthritis and Moderate to Severe Hidradenitis Suppurativa

As part of the planned expansion of our Phase 2 immuno-inflammatory clinical development programs, we also plan to progress zunsemetinib into Phase 2 trials in psoriatic arthritis and moderate to severe hidradenitis suppurativa.

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

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). In the trial, which consisted of a 4-week treatment period and a 2-week follow-up period during which no treatment was given, 50 subjects with moderate to severe atopic dermatitis were randomized in a 1:1 ratio into one of two arms: ATI-1777 topical solution 2.0% w/w or vehicle applied twice daily. In June 2021, we announced that the trial achieved its primary endpoint, which was the percent change from baseline in the modified Eczema Area and Severity Index, or mEASI, score at week 4, with a high degree of statistical significance (p<0.001) (one-sided p-value), which corresponded to a 74.4% reduction in mEASI score from baseline at week 4 in subjects applying ATI-1777 compared to a 41.4% reduction in subjects applying vehicle. The final data was based on the full analysis set, or FAS, which was comprised of 48 subjects randomized and documented to have received at least one dose of trial medication. Positive trends in favor of ATI-1777 were observed in key secondary efficacy endpoints, such as improvement in itch, percent of mEASI-50 responders, investigator’s global assessment responder analysis, and reduction in body surface area impacted by disease. In addition, the FAS analysis also showed positive trends in favor of ATI-1777 in percent of mEASI-75 responders (65.2% for ATI-1777 compared to 24.0% for vehicle) and mEASI-90 responders (30.4% for ATI-1777 compared to 20.0% for vehicle). These secondary efficacy endpoints were not powered for statistical significance. Based on an analysis of pharmacokinetic plasma samples in the ATI-1777 arm at multiple timepoints, minimal systemic exposure was observed which supports a “soft” topical JAK inhibitor approach.

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

Based on the results observed in the Phase 2a trial, we intend to progress ATI-1777 into a Phase 2b trial in moderate to severe atopic dermatitis in the first half of 2022. In this trial, we plan to explore multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777.

Preclinical Programs

ATI-2138, an Investigational ITJ Inhibitor

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for psoriasis and/or inflammatory bowel disease, which are both T-cell mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We submitted an IND for ATI-2138 for the treatment of psoriasis in October 2021. If allowed, we plan to progress to a first-in-human Phase 1 single ascending dose trial of ATI-2138 in healthy volunteers.

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor compound designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer.  We are currently conducting IND-enabling studies.

Discovery Programs

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

Financial Overview

Since our inception, we have incurred significant operating losses.  Our net loss was $68.1 million for the nine months ended September 30, 2021 and $51.0 million for the year ended December 31, 2020.  As of September 30, 2021, we had an accumulated deficit of $572.6 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our expanding and advancing development pipeline. As a result, we will need substantial additional funding to support our continuing operations.

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

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and the supply of active pharmaceutical ingredients and drug product for our clinical trials. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the spread of the disease, the duration of the pandemic, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

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

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs, facilities or other indirect expenses, to specific research and development programs.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 4% and 40%. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 5.9% and 7.8% depending on the year of each potential payment.

During the nine months ended September 30, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis and as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  We also included estimated future sales of zunsemetinib as a potential treatment for psoriatic arthritis and moderate to severe hidradenitis suppurativa, which are additional planned indications for zunsemetinib.  These updates resulted in a charge of $22.1 million.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Revenues:
Contract research	$1,415	$1,331	$84	$4,556	$4,373	$183
Other revenue	244	118	126	704	529	175
Total revenue	1,659	1,449	210	5,260	4,902	358

Costs and expenses:
Cost of revenue	1,099	1,189	(90)	3,564	3,847	(283)
Research and development	13,976	6,240	7,736	29,711	20,382	9,329
General and administrative	5,979	3,859	2,120	16,676	15,632	1,044
Revaluation of contingent consideration	900	626	274	22,139	2,393	19,746
Total costs and expenses	21,954	11,914	10,040	72,090	42,254	29,836
Loss from operations	(20,295)	(10,465)	(9,830)	(66,830)	(37,352)	(29,478)

Other expense, net	(851)	(194)	(657)	(1,231)	(205)	(1,026)
Loss from continuing operations	(21,146)	(10,659)	(10,487)	(68,061)	(37,557)	(30,504)
Loss from discontinued operations	—	—	—	—	(285)	285
Net loss	$(21,146)	$(10,659)	$(10,487)	$(68,061)	$(37,842)	$(30,219)

Revenue

Contract research revenue was $1.4 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and was comprised of fees earned from the provision of laboratory services.  The $0.1 million increase was driven by a higher average bill rate offset by a reduction in overall hours billed.  Other revenue for the three months ended September 30, 2021 and 2020 primarily consisted of $0.2 million and $0.1 million of royalties earned on net sales of RHOFADE, respectively.

Contract research revenue was $4.6 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively, and was comprised of fees earned from the provision of laboratory services.  The $0.2 million increase was driven by a higher average bill rate.  Other revenue for the nine months ended September 30, 2021 and 2020 primarily consisted of $0.6 million and $0.5 million of royalties earned on net sales of RHOFADE, respectively.

Cost of Revenue

Cost of revenue was $1.1 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2020, respectively, and in each case related to providing laboratory services to our customers.  The decrease in cost of revenue in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily the result of COVID-19 employee-retention tax credits.  Changes in cost of revenue generally correlate to changes in contract research revenue.

Research and Development Expenses

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Zunsemetinib	$8,207	2,216	$5,991	$12,532	4,925	$7,607
ATI-1777	450	694	(244)	1,894	2,553	(659)
ATI-2138	980	599	381	3,330	1,753	1,577
ATI-2231	263	—	263	333	—	333
Discovery	935	455	480	2,401	1,700	701
Other research and development	469	398	71	1,268	2,068	(800)
Personnel	1,733	1,441	292	4,984	5,191	(207)
Stock-based compensation	939	437	502	2,969	2,192	777
Total research and development expenses	$13,976	$6,240	$7,736	$29,711	$20,382	$9,329

Zunsemetinib

The increase in expenses for zunsemetinib during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to costs associated with drug product manufacturing and clinical development activities for a Phase 2b trial in subjects with moderate to severe rheumatoid arthritis and a Phase 2 trial in subjects with moderate to severe hidradenitis suppurativa.

ATI-1777

The decrease in expenses for ATI-1777 during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to lower costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis, which concluded in the second quarter 2021.

The decrease in expenses for ATI-1777 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a decrease in development costs, including toxicology studies, partially offset by an increase in costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis, which began in the third quarter of 2020 and concluded in the second quarter of 2021.

ATI-2138

Expenses for ATI-2138 were higher during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to preclinical development activities and IND-enabling studies as we progressed towards an IND submission.

ATI-2231

Expenses for ATI-2231 were higher during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to preclinical development activities and IND-enabling studies.

Discovery and other research and development

Expenses related to discovery increased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 due to continued investment in our discovery-stage programs.

Other research and development expenses, which primarily include expenses for our legacy dermatology assets and medical affairs activities, were lower during the nine months ended September 30, 2021 compared to September 30, 2020 due to a decrease in costs for our legacy dermatology assets following the decision to discontinue investment in those programs.

Personnel and stock-based compensation

Compensation related expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in stock-based compensation expense associated with new equity awards granted in 2021 as well as higher average headcount.

Compensation related expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to an increase in stock-based compensation expense associated with new equity awards granted in 2021, partially offset by lower average headcount and lower payroll taxes resulting from COVID-19 employee-retention tax credits taken during the nine months ended September 30, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2021	2020	Change	2021	2020	Change
Personnel	$1,099	$861	$238	$3,205	$4,130	$(925)
Professional and legal fees	1,207	907	300	3,898	2,857	1,041
Facility and support services	557	362	195	1,369	1,294	75
Other general and administrative	559	441	118	1,751	1,568	183
Stock-based compensation	2,557	1,288	1,269	6,453	5,783	670
Total general and administrative expenses	$5,979	$3,859	$2,120	$16,676	$15,632	$1,044

Personnel and stock-based compensation

Compensation related expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to an increase in stock-based compensation expense associated with new equity awards granted in 2021 and higher incentive compensation-related accruals.

Compensation related expenses decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower average headcount partially offset by an increase in stock-based compensation expense associated with new equity awards granted in 2021.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, were higher during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily as a result of increased costs associated with Sarbanes-Oxley compliance and other professional fees for temporary staffing.

Facility and support services and other general and administrative

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to an increase in information technology costs resulting from higher headcount and infrastructure technology improvements.

Other general and administrative expenses increased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to an increase in insurance premiums resulting from additional coverage in 2021 as compared to the prior year.

Revaluation of Contingent Consideration

The increase in revaluation of contingent consideration during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 resulted from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.

The increase in revaluation of contingent consideration during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for psoriatic arthritis and moderate to severe hidradenitis suppurativa, which are additional planned indications for zunsemetinib, also contributed to the increase.

Other Expense, net

Other expense, net increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to interest and fees associated with a payoff of the Silicon Valley Bank Loan and Security Agreement.

Other expense, net increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to interest and fees associated with a payoff of the Silicon Valley Bank Loan and Security Agreement and lower interest income.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $243.6 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

Liquidity and Cash Flows

Cash and cash equivalents were $53.6 million as of September 30, 2021 compared to $22.1 million as of December 31, 2020.  We also had $190.0 million in short- and long-term marketable securities as of September 30, 2021 compared to $32.1 million as of December 31, 2020.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Cash and cash equivalents beginning balance	$22,063	$35,937
Net cash used in operating activities	(35,059)	(29,776)
Net cash provided by (used in) investing activities	(158,456)	8,692
Net cash provided by financing activities	225,054	10,543
Cash and cash equivalents ending balance	$53,602	$25,396

Operating Activities

Operating activities use of cash was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Net loss	$(68,061)	$(37,842)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	33,826	12,869
Change in accounts payable and accrued expenses	(777)	(10,889)
Change in accounts receivable	(39)	4,783
Change in prepaid expenses and other assets	(8)	1,303
Net cash used in operating activities	$(35,059)	$(29,776)

Net cash used in operating activities increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily as a result of higher net losses after adjusting for non-cash items, an increase in cash paid for prepaid expenses, and a reduction of cash collected from outstanding accounts receivable.  The increase was partially offset by a decrease in cash paid to settle outstanding accounts payable balances.

The change in prepaid expenses and other assets was the result of higher prepaid research and development balances relative to the prior year period primarily associated with drug product manufacturing, clinical trials and other preclinical development activities.  The change in accounts payable and accrued expenses was primarily driven by the timing of receipt and payment of invoices around quarter-end relative to the prior-year period.  The change in accounts receivable was primarily the result of cash received during the nine months ended September 30, 2020 from Allergan Sales, LLC related to sales of RHOFADE that occurred after the date we sold RHOFADE to EPI Health.

Investing Activities

Cash flow from investing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Purchases of property and equipment	$(108)	$(445)
Purchases of marketable securities	(199,862)	(39,898)
Proceeds from sales and maturities of marketable securities	41,514	49,035
Net cash provided by (used in) investing activities	$(158,456)	$8,692

The change in net cash used in investing activities for the nine months ended September 30, 2021 compared to net cash provided by investing activities for the nine months ended September 30, 2020 primarily resulted from purchases of marketable securities following our January and June 2021 public offerings.

Financing Activities

Financing activities use of cash was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$238,200	$—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,913
Repayment of debt	(11,483)	—
Restricted stock unit employee tax withholdings	(3,122)	—
Finance lease payments	—	(128)
Deferred issuance costs	—	(242)
Proceeds from exercise of employee stock options and the issuance of stock	1,459	—
Net cash provided by financing activities	$225,054	$10,543

Cash provided by financing activities increased for the nine months ended September 30, 2021 compared to September 30, 2020 primarily due to our January 2021 and June 2021 public offerings.  The increase was partially offset by a decrease in proceeds from debt financing, an increase in debt repayments, and an increase in cash used for tax withholdings in connection with the vesting of restricted stock units.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions.  We will require additional capital to complete the clinical development of zunsemetinib and ATI-1777, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to our quarter ended September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Securities Action. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to the putative class and scheduled the final approval settlement hearing for November 30, 2021. Notice was subsequently given to the putative class. The proposed settlement is subject to final approval by the court. We expect our financial obligation to be within the limits of our insurance coverage.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Derivative Action.  The agreed terms provide for us to implement certain policies and for attorneys’ fees to be paid to plaintiff’s counsel, which we expect to be within the limits of our insurance coverage. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to our stockholders and scheduled the final approval settlement hearing for November 30, 2021.  Notice was subsequently given to our stockholders. The proposed settlement is subject to final approval by the court.

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

ACLARIS THERAPEUTICS, INC.

Date: November 2, 2021	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 2, 2021	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)