Form 10-K
period 2021-12-31
Aclaris Therapeutics, Inc.
filed 2022-02-24
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ◻ Emerging growth company ◻

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

As of June 30, 2021, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $914.5 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of January 31, 2022, 61,275,033 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

In 2017, we acquired Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities, including KINect, a proprietary drug discovery platform. This allowed us to bring early-stage research and development activities in-house that we previously outsourced to third parties. We leverage these capabilities and KINect to identify potential drug candidates that we may develop independently or in collaboration with third parties. As part of the Confluence acquisition we also acquired our investigational drug candidates zunsemetinib, an inhibitor of the mitogen-activated protein kinase-activated protein kinase 2, or MK2, signaling pathway, ATI-1777, a topical “soft” Janus kinase, or JAK, inhibitor, and ATI-2138, an inhibitor of interleukin-2-inducible T cell kinase, or ITK. We also earn revenue from Confluence’s provision of contract research services to third parties.

Our Drug Candidates

Our pipeline of drug candidates that we are currently developing is summarized in the table below. These investigational drugs were developed internally utilizing our proprietary KINect drug discovery platform.

Drug Candidate / Program	Target	Route of Administration	Indication	Development Phase
Immuno-Inflammatory
Zunsemetinib	MK2 inhibitor	Oral	Rheumatoid arthritis (moderate to severe)	Phase 2
			Psoriatic arthritis (moderate to severe)	Phase 2*
			Hidradenitis suppurativa (moderate to severe)	Phase 2
ATI-1777	“Soft” JAK 1/3 inhibitor	Topical	Atopic dermatitis (moderate to severe)	Phase 2
ATI-2138	ITK/TXK/JAK3 inhibitor	Oral	T cell-mediated autoimmune diseases	Phase 1
Gut-Biased Program	JAK inhibitor	Oral	Inflammatory bowel disease	Discovery
Oncology
ATI-2231	MK2 inhibitor	Oral	Metastatic breast cancer	Preclinical
Pancreatic cancer

* We plan to progress this indication directly into Phase 2.

Clinical Programs

Zunsemetinib, an Investigational Oral MK2 Inhibitor

We submitted an Investigational New Drug Application, or IND, in April 2019 for zunsemetinib, an investigational oral, novel, small molecule selective MK2 inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the U.S. Food and Drug Administration, or FDA, in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8, IL17 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

We initiated a Phase 1 single (at 10 mg, 30 mg, 50 mg and 100 mg doses) and multiple ascending (at 10 mg, 30 mg and 50 mg doses) dose clinical trial evaluating zunsemetinib in 77 healthy subjects in August 2019 (ATI-450-PKPD-101). Final data from this trial demonstrated that zunsemetinib resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that zunsemetinib had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  Zunsemetinib was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain and nausea.

Zunsemetinib was also evaluated at 80 mg and 120 mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Final data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial showed that increased cytokine inhibition was achieved with these higher doses of zunsemetinib relative to doses tested in the first Phase 1 trial. No serious adverse events were reported and all adverse events were mild to moderate. The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were headache, dizziness, nausea, parasthesia and, in the post-dosing follow-up period of the trial, dry skin. These adverse events were all mild in severity.

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

The final per-protocol analysis, which consisted of the 17 subjects who completed the treatment period (15 in the treatment arm and two in the placebo arm), showed that zunsemetinib demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. Zunsemetinib was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial during the treatment period, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to an elevated creatine phosphokinase, or CPK, level, which was determined by the site investigator to be treatment-related; this subject also had palpitations and ventricular extrasystoles, which were unrelated to the trial medication. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was also one non-treatment-related serious adverse event (COVID-19) reported in the 4-week follow-up period of the trial in a subject who was no longer receiving treatment; the subject withdrew during the 4-week follow-up period of the trial.

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

In December 2021, we initiated study activities in a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial will consist of a 12-week treatment period and a 30-day follow-up period, and currently seeks to enroll approximately 195 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We anticipate increasing the size of the patient population to approximately 240 subjects and expect topline data in 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated study activities in a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). This trial will consist of a 12-week treatment period and a 30-day follow-up period, and will seek to enroll approximately 70 subjects in the United States. The primary endpoint is the change in inflammatory nodule and abscess count at week 12. We expect topline data in the first half of 2023.

Moderate to Severe Psoriatic Arthritis

We plan to progress zunsemetinib (50 mg twice daily) into a Phase 2a trial in subjects with moderate to severe psoriatic arthritis in the first half of 2022, with topline data expected in the first half of 2023 (ATI-450-PsA-201).

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

Based on the results observed in the Phase 2a trial, we intend to progress ATI-1777 into a Phase 2b trial in moderate to severe atopic dermatitis in the first half of 2022. In this trial, we plan to explore multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. We expect topline data in the first half of 2023.

ATI-2138, an Investigational Oral ITJ Inhibitor

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for T cell-mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We submitted an IND for ATI-2138 for the treatment of psoriasis in October 2021, which was allowed by the FDA in November 2021.

In December 2021, we initiated a Phase 1 randomized, observer-blind, placebo-controlled, single ascending dose trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy subjects (ATI-2138-PKPD-101). We expect topline data in 2022.

If the Phase 1 SAD trial is successful, we currently plan to initiate a two-week Phase 1 multiple ascending dose trial of ATI-2138 in subjects with psoriasis in 2022, with topline data expected in the first half of 2023. We are also currently exploring alternative indications to the planned indication that are relevant to the mechanism of action which may impact the trial design and require the submission of additional INDs to different reviewing divisions of the FDA.

Preclinical Programs

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor compound designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer. IND-enabling studies are currently underway. We expect to submit an IND for ATI-2231 by the end of 2022. If allowed, we expect to progress ATI-2231 into the clinic in 2023. We are currently evaluating the clinical development program for this asset, which may include a collaboration with a third party.

Discovery Programs

We are developing oral gut-biased JAK inhibitors with limited systemic exposure as potential treatments for inflammatory bowel disease. In addition, we are engaged in research to identify brain penetrant kinase inhibitor candidates as potential treatments for neurodegenerative diseases.

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

With respect to zunsemetinib as a potential treatment for immuno-inflammatory diseases such as rheumatoid arthritis, psoriatic arthritis and hidradenitis suppurativa, there are several different types of therapies in the market. Medications for the treatment of rheumatoid arthritis and psoriatic arthritis currently fall into two categories: drugs that ease symptoms such as nonsteroidal anti-inflammatory drugs and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids and disease-modifying anti-rheumatic drugs, or DMARDs. DMARDs include (i) conventional synthetic DMARDs, such as methotrexate, sulfasalazine, leflunomide and hydroxychloroquine, (ii) biologic DMARDs (monoclonal antibodies which inhibit targets such as TNFα, IL1β, IL6, IL17 and costimulatory signaling mechanisms), and (iii) targeted synthetic DMARDs such as JAK inhibitors. Hidradenitis suppurativa is currently treated with antibiotics, corticosteroids and surgery, as well as anti-TNF therapy. Drugs for the treatment of immuno-inflammatory diseases such as rheumatoid arthritis, psoriatic arthritis and hidradenitis suppurativa are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Pfizer, Novartis and Roche. In addition, we are aware of a number of companies developing and conducting clinical trials for investigational drug candidates, including biosimilars, that, if approved, could compete with zunsemetinib, if approved, for the treatment of immuno-inflammatory diseases.

With respect to ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, injectable and oral methotrexate products, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and over-the-counter, or OTC, topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Incyte, LEO Pharma A/S, Pfizer, and Sanofi and Regeneron Pharmaceuticals, Inc. In addition, we are aware of a number of companies including large pharmaceutical companies, such as Eli Lilly, Novartis, LEO Pharma A/S, Pfizer and Dermavant Sciences developing and conducting clinical trials for investigational drug candidates, that, if approved, could compete with ATI-1777, if approved, for the treatment of atopic dermatitis.

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

With respect to our MK2 signaling pathway inhibitor development program, we own numerous issued patents and pending applications to novel MK2 pathway inhibitors, including our lead candidate zunsemetinib, and various methods of use that expire, or would expire, between 2031 and 2041, subject to any applicable patent term adjustment or extension that may be available in a particular country.  For example, we own two issued U.S. patents and issued patents and pending applications in the European Union and other foreign countries directed to zunsemetinib and analogs thereof and certain methods of using the same.  The U.S. patents expire in 2034 and any claims that may issue from the pending applications expire in 2034, subject to any applicable adjustment or extension. Further, we own numerous Patent Cooperation Treaty, or PCT, applications directed to certain methods of using zunsemetinib, methods of manufacturing zunsemetinib and crystal forms of zunsemetinib, which, if issued, would each expire in 2041, subject to any applicable adjustment or extension. We also own a PCT application directed to second generation MK2 inhibitors, such as ATI-2231, and methods of use, which, if issued, would expire in 2040, subject to any applicable adjustment or extension.

With respect to our “soft” JAK inhibitor development program, we own one issued U.S. patent and numerous pending applications in the U.S. and foreign countries to novel “soft” JAK inhibitors and various methods of use that expire, or would expire, between 2038 and 2042, subject to any applicable patent term adjustment or extension that may be available in a particular country.  For example, we own one U.S. patent and pending applications in the U.S., European

Union and other foreign countries directed to various novel inhibitors of JAK1 and/or JAK3, including ATI-1777, and methods of using the same, which, if issued, would expire in 2038, subject to any applicable adjustment or extension. We also own a PCT application directed to crystal forms of ATI-1777 and provisional applications directed to methods of using ATI-1777 and topical formulations, which, if issued, would expire in 2041 and 2042, respectively, subject to any applicable adjustment or extension.

With respect to our ITK inhibitor development program, we own numerous issued U.S. patents and pending applications in the U.S. and foreign countries directed to novel inhibitors of ITK and methods of use that expire, or would expire, between 2035 and 2039, subject to any applicable patent term adjustment or extension that may be available in a particular country. For example, we own one U.S. patent and pending U.S., European Union and other foreign country applications directed to ATI-2138 and analogs thereof and methods of using the same, which, if issued, would expire in 2039, subject to any applicable adjustment or extension.

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

We also use other forms of protection, such as trademark, copyright, and/or trade secret protection, to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary positions for our drug candidates, where available.

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

Under the Confluence Agreement, we agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

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

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations.  The FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our drug candidates. Accordingly, we are investigating our drug candidates pursuant to IND applications and would expect to seek approval through the New Drug Application, or NDA, pathway.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with current GCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria, and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually, as well as safety reporting. An IRB for each site participating in the clinical trial must review and approve the protocol before the clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the study until completed and otherwise comply with IRB regulations.

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

Post-approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and other governmental agencies, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. There are also continuing annual user fee requirements for products, as well as new application fees for certain supplemental applications. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with GMP regulations and other laws. The FDA has promulgated specific requirements for drug cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.  However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict sponsor communications on the subject of off-label use.

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

In the EEA, upon receiving marketing authorization, NCEs generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EEA’s regulatory authorities to be an NCE, and products may not qualify for data exclusivity.

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

In addition, legislation imposing marketing restrictions and transparency requirements on pharmaceutical manufacturers has been enacted at the state and federal levels.  For example, the Affordable Care Act imposed, among other things, annual reporting requirements to the Centers for Medicare & Medicaid Services, or CMS, for covered manufacturers for certain payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties for “knowing failures.”  Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices, require registration of certain employees engaged in marketing activities in the location, and/or require the tracking and reporting of gifts, compensation and other remuneration to health care professionals, including physicians.

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

There have been executive branch, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law.  The Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act.  It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future.  It is unclear how such challenges and the health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, cancer treatment centers and imaging centers. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives.  For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Third-party payors determine which prescription drug products they will cover and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including: the third-party payor’s determination that a product is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals or current clinical practice guidelines; and whether there are competitive products, either branded or generic, and the pricing of those products.  Many private third-party payors, such as managed care plans, manage access to drug products’ coverage partly to control costs for their plans, and may use drug formularies and medical policies to limit their exposure.  Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and our potential third-party partners may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our drug candidates, if approved, with third-party payors at levels that are profitable to us, or at all. Further coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products which receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 77 total employees, of which 72 were full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations.
●	Our business is dependent on the successful development of our investigational drug candidate, zunsemetinib.
●	We have a limited history as a clinical-stage biopharmaceutical company developing and partnering our drug candidates, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	If we are unable to successfully develop our drug candidates and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, or experience significant delays in doing so, our business will be harmed.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	We intend to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. If those arrangements are not successful, we may not be able to capitalize on the market potential of these drug candidates.
●	Our business has been adversely impacted and could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have manufacturing facilities, clinical trial sites or other business operations. The COVID-19 pandemic could adversely affect our operations, including at our headquarters and at our clinical trial sites, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.
●	If we are unable to obtain and maintain patent protection for our drug candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully pursue strategic alternatives, including identifying and consummating transactions with potential third-party partners, to commercialize our technology and drug candidates may be impaired.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

Risks Related to Our Business, Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We incurred net losses of $90.9 million and $51.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $595.4 million. We have financed our operations over the last several years primarily from sales of equity securities and incurring indebtedness in the form of loans from commercial lenders.

We have devoted substantially all of our financial resources and efforts to the development of our drug candidates, including preclinical studies and clinical trials, and from 2018 to October 2019, to the commercialization of products. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in the near term as we:

●	pursue strategic alternatives, including identifying and seeking to consummate transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates;
●	continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases;
●	continue to develop our preclinical drug candidates, including ATI-2231;
●	continue to discover and develop additional drug candidates;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur legal, accounting, investor relations and other administrative expenses in operating as a public company.

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

Identifying potential drug candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development. In addition, we may not be able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, and our drug candidates, if approved, may not achieve commercial success.  Furthermore, we incur and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our operational plans and strategic direction.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $225.7 million. We believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or drug candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies, on the recruitment, enrollment, conduct and timing of our clinical trials, and on our business, due to the COVID-19 pandemic;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates; and
●	our ability to earn revenue from licenses to, or partnerships or other arrangements with, third parties.

We will require additional capital to complete the clinical development of zunsemetinib, ATI-1777 and ATI-2138, to develop our preclinical compounds and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we could be forced to curtail our planned operations.

Our business is dependent on the successful development of our drug candidate, zunsemetinib.

Our pipeline includes zunsemetinib, our investigational oral, novel, selective MK2 inhibitor compound, which we are developing as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases. The success of our business will significantly depend on our successful development of and/or our ability to pursue strategic alternatives for, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize, zunsemetinib.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, intellectual property, potential future revenue streams or drug candidates.

Until such time, if ever, as we can earn substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and partnership agreements. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our operations over the last several years have been largely focused on undertaking preclinical studies and conducting clinical trials, drug discovery, acquiring new drug candidates and related intellectual property, and raising capital. We have had limited time to demonstrate our ability to successfully develop, manufacture and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer history of being a clinical-stage biopharmaceutical company focused on developing and partnering drugs. We may also encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

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

Our business has been adversely affected by the effects of the COVID-19 pandemic, which has resulted in travel and other restrictions in order to reduce the spread of the disease, which, among other things, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented a virtual operations strategy, including teleworking, staggered work schedules for lab personnel and other alternative work arrangements for employees. The effects of our alternative work arrangement policies may negatively impact productivity, disrupt our business and delay our preclinical drug development and clinical trials and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, executive and similar government orders, and business shutdowns, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Some of our third-party manufacturers which we use for the supply of materials for our drug candidates or other materials necessary to manufacture drug product to conduct preclinical studies and clinical trials have encountered some delays due to staffing shortages as a result of COVID-19 infections, and should they continue to experience disruptions or experience more significant disruptions, such as temporary closures, suspension of services or staffing shortages, we would likely experience delays in advancing these studies and trials.

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

The spread of COVID-19 and its variants, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction, inflation or other negative global economic conditions resulting from the further spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the spread of the disease, the introduction of new variants, the duration of the pandemic, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures, and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not yet know the full extent of the impacts on our business, our preclinical and clinical development and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

We have invested significant efforts and financial resources in the development of our drug candidates and the identification of potential drug candidates. Our ability to earn substantial revenue from our drug candidates will depend heavily on our ability to successfully develop and pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize these drug candidates. The success of any drug candidates that we develop, including zunsemetinib, will depend on several factors, including:

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

We currently conduct and may in the future conduct clinical trials for our drug candidates outside the United States. The FDA, EMA or comparable foreign regulatory authorities may not accept data from such trials, and doing so subjects us to the risk that clinical development of our drug candidates may be adversely affected by changes in local and regional political and economic conditions.

We currently conduct and may in the future conduct clinical trials for our drug candidates outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. Such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

In particular, we may enroll patients in our Phase 2b trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis in multiple countries in Europe, including Ukraine. Any escalation of political tensions, economic instability, military activity or civil hostilities in Ukraine could disrupt our ability to conduct such trial, or delay or adversely affect the timeliness of such trial. This could result in the need for alternative trial sites, which could be costly and time-consuming and delay the clinical development of zunsemetinib.

We may not be successful in our efforts to increase our pipeline of drug candidates, including by in-licensing or acquiring additional drug candidates.

A key element of our strategy is to build and expand our pipeline of drug candidates. To build our pipeline, we may seek to in-license or acquire additional drug candidates, in addition to our in-house capabilities. We may not be able to identify or develop drug candidates that are safe, tolerable and effective. Even if we are successful in continuing to build our pipeline, the potential drug candidates that we develop, in-license or acquire may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and management resources, we focus on development programs and drug candidates that we identify for specific indications. As such, we are currently primarily focused on the development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases and ATI-2231 as a potential treatment for oncology.  As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

With respect to zunsemetinib as a potential treatment for immuno-inflammatory diseases such as rheumatoid arthritis, psoriatic arthritis and hidradenitis suppurativa, there are several different types of therapies in the market. Medications for the treatment of rheumatoid arthritis and psoriatic arthritis currently fall into two categories: drugs that ease symptoms such as nonsteroidal anti-inflammatory drugs and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids and DMARDs. DMARDs include (i) conventional synthetic DMARDs, such as methotrexate, sulfasalazine, leflunomide and hydroxychloroquine, (ii) biologic DMARDs (monoclonal antibodies which inhibit targets such as TNFα, IL1β, IL6, IL17 and costimulatory signaling mechanisms), and (iii) targeted synthetic DMARDs such as JAK inhibitors. Hidradenitis suppurativa is currently treated with antibiotics, corticosteroids and surgery, as well as anti-TNF therapy. Drugs for the treatment of immuno-inflammatory diseases such as rheumatoid arthritis, psoriatic arthritis and hidradenitis suppurativa are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Pfizer, Novartis and Roche. In addition, we are aware of a number of companies developing and conducting clinical trials for investigational drug candidates, including biosimilars, that, if approved, could compete with zunsemetinib, if approved, for the treatment of immuno-inflammatory diseases.

With respect to ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, injectable and oral methotrexate products, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and OTC topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Incyte, LEO Pharma A/S, Pfizer, and Sanofi and Regeneron Pharmaceuticals, Inc. In addition, we are aware of a number of companies including large pharmaceutical companies, such as Eli Lilly, Novartis, LEO Pharma A/S, Pfizer and Dermavant Sciences developing and conducting clinical trials for investigational drug candidates, that, if approved, could compete with ATI-1777, if approved, for the treatment of atopic dermatitis.

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

Third-party payors determine which prescription drug products they will cover and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including: the third-party payor’s determination that a product is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals or current clinical practice guidelines; and whether there are competitive products, either branded or generic, and the pricing of those products.  Many private third-party payors, such as managed care plans, manage access to drug products’ coverage partly to control costs for their plans, and may use drug formularies and medical policies to limit their exposure.  Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and our potential third-party partners may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our products with third-party payors at levels that are profitable to us, or at all. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products which receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit the ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Our issued U.S. patents covering zunsemetinib expire in 2034. We currently do not have any patents issued directed to ATI-2231, but any claims that may issue would expire in 2040. Our issued U.S. patent covering ATI-1777 expires in 2038. Our issued U.S. patent directed to ATI-2138 expires in 2039. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us or our potential third-party partners with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, zunsemetinib is currently covered by patents and applications in the United States, European Union and other foreign markets. While we have issued U.S. patents directed to ATI-1777 and ATI-2138, we do not currently have any patents for such drug candidates in the European Union or other foreign markets; rather, we have pending applications in the European Union and other foreign markets directed to each of ATI-1777 and ATI-2138. Currently, we do not have any issued patents directed to ATI-2231, but we have a pending PCT application.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development and/or commercialization of our drug candidates. It may be necessary for us or our potential third-party partners to use the patented or proprietary technology of third parties to further develop and/or commercialize our drug candidates. If we or our potential third-party partners are not able to obtain a license from these third parties on commercially reasonable terms, our business could be harmed, possibly materially, and even if we or they are able to, it may result in the reduction of revenue we earn from such partner as a result of payment obligations to the licensor.

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

The validity, scope and enforceability of any of our patents that cover any of our drug candidates can be challenged by competitors.

If any of our drug candidates advance through development or are approved by the FDA, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio covering these drug candidates. The challenge may come in the form of a patent office proceeding, such as an inter partes review challenging the validity of the patents, or a district court proceeding such as a paragraph IV litigation arising out of the filing of an ANDA. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our drug candidates, if approved. Any such challenge could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement, which would harm our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements. In addition, any such challenge on any divested product could harm our ability to earn revenue from the arrangements for such product.

If we do not obtain protection under the Hatch-Waxman Act by extending the patent term and obtaining data exclusivity for our drug candidates, our business may be materially harmed.

Our success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, drug candidates and our target indications.  Our issued U.S. patents covering zunsemetinib expire in 2034. We currently do not have any patents issued directed to ATI-2231, but any claims that may issue would expire in 2040. Our issued U.S. patent covering ATI-1777 expires in 2038. Our issued U.S. patent directed to ATI-2138 expires in 2039. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting our drug candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

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

We cannot be certain that the patent or trademark offices of countries outside the United States will not implement new rules that increase costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications or that any such new rules will not restrict our ability to file for patent or trademark protection. For example, we may elect not to seek patent protection in some jurisdictions or for some drug candidates in order to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	we, our licensors or any potential third-party partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
●	we, our licensors or any potential third-party partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or exclusively license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in major commercial markets; and
●	we may develop additional proprietary technologies that are not patentable.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the drug. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if our potential third-party partners do not market our drugs for their approved indications, they may be subject to enforcement action for off-label marketing. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Health care providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any of our drug candidates for which marketing approval is obtained. Our potential third-party partners’ arrangements with third-party payors, health care professionals and customers may expose them to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which they sell, market and distribute any drug candidates for which marketing approval is obtained. In addition, we and our potential third-party partners may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we or they conduct business. The applicable federal, state and foreign health care laws and regulations that may affect our or our potential third-party partners’ ability to operate include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state health care programs such as Medicare and Medicaid. Further, several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the Anti-Kickback Statute has been violated. The intent standard was further amended by the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act (that can be enforced through civil whistleblower or qui tam actions), and the civil monetary penalties law, which impose criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on covered health care providers, health plans, and health care clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act (commonly known as the Physician Payments Sunshine Act) and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and for applicable manufacturers to report annually to CMS information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to health care providers; state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures; state laws that require drug manufacturers to report pricing information regarding certain drugs; and/or that require registration of certain employees engaged in marketing activities in the location; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Among the provisions of the Affordable Care Act of importance to commercial products are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government health care programs;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, which include, among other things, new government investigative powers and enhanced penalties for non-compliance;
●	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	requirements under the federal Open Payments program and its implementing regulations;
●	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	the Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There have been executive branch, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The 2017 Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.  Further, the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.  On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken.  Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our ability to earn revenue from arrangements with our potential third-party partners for our drug candidates.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs.  In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our potential third-party partners to more stringent drug labeling and post-marketing testing and other requirements. These risks may compromise our ability to earn revenue from arrangements with such third-party partners for our drug candidates.

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

As a U.S. company, we are subject to U.S. import and export controls and economic sanctions laws and regulations, and we are required to import and export our drug candidates, technology and services in compliance with those laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, the International Traffic in Arms Regulations, and economic embargo and trade sanction programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control.

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

We are highly dependent on the management, development, clinical, financial, and business development expertise of Dr. Neal Walker, our Chief Executive Officer, Frank Ruffo, our Chief Financial Officer, Dr. Joseph Monahan, our Chief Scientific Officer, and James Loerop, our Chief Business Officer, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us or resign at any time.  We do not maintain “key person” insurance for any of our key executives other than for Dr. Walker.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

●	the commencement, enrollment and/or results of any preclinical studies and clinical trials we may conduct, or changes in the development status of our drug candidates;
●	any delay in our regulatory filings for any of our drug candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results from, delays in or termination of clinical trials;
●	adverse regulatory decisions, including failure of any of our drug candidates to receive marketing approval;
●	unanticipated serious safety concerns related to the use of any drug candidate or previously sold commercial product;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	conditions or trends in our industry;
●	changes in the structure of health care payment systems;
●	changes in the market valuations of similar companies;
●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biotechnology industry;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	investors’ general perception of our company and our business;
●	recruitment or departure of key personnel;
●	overall performance of the equity markets;
●	trading volume of our common stock;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions;
●	the evolution of the COVID-19 pandemic and success of mass vaccination efforts; and
●	other events or factors, many of which are beyond our control.

In the past, stockholders have initiated class action lawsuits against us and other pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. We have entered into indemnification agreements with our executive officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our bylaws. Such additional litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $448.4 million and $404.9 million, respectively, which will begin to expire in 2032.  Under the 2017 Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after 2020, may only be used to offset 80% of our taxable income annually. Federal NOL carryforwards generated in taxable years beginning in 2018, 2019 and 2020 will similarly carry forward indefinitely but will not be subject to such 80% of annual taxable income limitation.  It is uncertain if and to what extent various states will conform to the federal tax law.  As of December 31, 2021, we also had federal research and development tax credit carryforwards of $11.4 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. We also have $0.2 million of loss carryforwards in the United Kingdom which can be carried forward indefinitely. These net operating loss and tax credit carryforwards could expire unused or due to limitation on use be unavailable to offset future income tax liabilities.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  We have completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2021.  Although we have experienced Section 382 ownership changes since 2012, we have concluded that we should have sufficient ability to utilize NOLs accumulated during the periods tested.  We have not yet determined if a Section 382 ownership change has occurred after December 31, 2021.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it might harm our future operating results by effectively increasing our future tax obligations.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, supply chain attacks, ransomware attacks, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in obtaining marketing approval for our drug candidates and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development or commercialization of our drug candidates by a potential third-party partner could be delayed.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, proposals have been made in Congress (which have not yet been enacted) that would make a number of changes to the federal income tax law applicable to corporations. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act (as modified by the CARES Act) may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We incur significant costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur, and will continue to incur, particularly now that we no longer qualify as a “smaller reporting company,” significant legal, accounting and other costs. These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and The Nasdaq Stock Market, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We sublease 33,019 square feet of space for our headquarters in Wayne, Pennsylvania, which we use for our therapeutics business. The sublease has a term through October 2023.  If for any reason the master lease is terminated or expires prior to October 2023, our sublease will automatically terminate.  We sub-sublease 8,115 square feet of this space to a third party.  The sub-sublease term runs concurrently with our sublease agreement.

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

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi, or Rosi, filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against us and certain of our executive officers.  The complaint alleged that the defendants violated federal securities laws by, among other things, failing to disclose an alleged likelihood that regulators would scrutinize advertising materials related to ESKATA (hydrogen peroxide) topical solution, 40% (w/w), or ESKATA, and find that the materials minimized the risks or overstated the efficacy of the product.  The complaint sought unspecified compensatory damages on behalf of Rosi and all other persons and entities that purchased or otherwise acquired our securities between May 8, 2018 and June 20, 2019.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Securities Action. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to the putative class and scheduled the final approval settlement hearing for

November 30, 2021. Notice was subsequently given to the putative class. The court granted final approval of the settlement on December 9, 2021. Our financial obligation was within the limits of our insurance coverage.

Stockholder Derivative Action

On November 15, 2019, plaintiff Keith Allred, or Allred, filed a derivative stockholder complaint captioned Allred v. Walker et al. in the U.S. District Court for the Southern District of New York against certain of our directors and executive officers.  The complaint alleged that the defendants, among other things, breached their fiduciary duties as directors and/or officers in connection with the claims alleged in the Consolidated Securities Action.  The complaint sought, among other things, unspecified compensatory damages on behalf of our company.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Derivative Action.  The agreed terms require us to implement certain policies and for attorneys’ fees to be paid to plaintiff’s counsel, which were within the limits of our insurance coverage. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to our stockholders and scheduled the final approval settlement hearing for November 30, 2021.  Notice was subsequently given to our stockholders. The court granted final approval of the settlement on December 9, 2021.

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

Stockholders

As of January 31, 2022, we had 61,275,033 shares of common stock outstanding held by 61 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Stock Performance Graph

The graph below compares the cumulative total stockholder return for the period December 31, 2016 through December 31, 2021 for (i) our common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The graph assumes an investment of $100 on December 31, 2016 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and the reinvestment of dividends, if any, although we have never declared or paid any dividends on our common stock. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

 The graph and table below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Aclaris Therapeutics, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Aclaris Therapeutics, Inc.	$100.00	$90.86	$27.23	$6.96	$23.84	$53.57
Nasdaq Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
Nasdaq Biotechnology Index	$100.00	$121.63	$110.85	$138.69	$175.33	$175.37

Item 6. [Reserved]

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

Clinical Programs

Zunsemetinib, an Investigational Oral MK2 Inhibitor

We submitted an Investigational New Drug Application, or IND, in April 2019 for zunsemetinib, an investigational oral, novel, small molecule selective MK2 inhibitor compound, for the treatment of rheumatoid arthritis, which was allowed by the U.S. Food and Drug Administration, or FDA, in May 2019.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8, IL17 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

We initiated a Phase 1 single (at 10 mg, 30 mg, 50 mg and 100 mg doses) and multiple ascending (at 10 mg, 30 mg and 50 mg doses) dose clinical trial evaluating zunsemetinib in 77 healthy subjects in August 2019 (ATI-450-PKPD-101). Final data from this trial demonstrated that zunsemetinib resulted in marked inhibition of TNFα, IL1β, IL8 and IL6. We also observed that zunsemetinib had dose-proportional pharmacokinetics with a terminal half-life of 9-12 hours in the multiple ascending dose cohort, and had no meaningful food effect or drug-drug interaction with methotrexate.  Zunsemetinib was generally well-tolerated at all doses tested in the trial.  The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were dizziness, headache, upper respiratory tract infection, constipation, abdominal pain and nausea.

Zunsemetinib was also evaluated at 80 mg and 120 mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Final data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial showed that increased cytokine inhibition was achieved with these higher doses of zunsemetinib relative to doses tested in the first Phase 1 trial. No serious adverse events were reported and all adverse events were mild to moderate. The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were headache, dizziness, nausea, parasthesia and, in the post-dosing follow-up period of the trial, dry skin. These adverse events were all mild in severity.

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

The final per-protocol analysis, which consisted of the 17 subjects who completed the treatment period (15 in the treatment arm and two in the placebo arm), showed that zunsemetinib demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of ACR20/50/70 responses over 12 weeks. Zunsemetinib was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial during the treatment period, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to an elevated creatine phosphokinase, or CPK, level, which was determined by the site investigator to be treatment-related; this subject also had palpitations and ventricular extrasystoles, which were unrelated to the trial medication. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was also one non-treatment-related serious adverse event (COVID-19) reported in the 4-week follow-up period of the trial in a subject who was no longer receiving treatment; the subject withdrew during the 4-week follow-up period of the trial.

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

In December 2021, we initiated study activities in a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial will consist of a 12-week treatment period and a 30-day follow-up period, and currently seeks to enroll approximately 195 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We anticipate increasing the size of the patient population to approximately 240 subjects and expect topline data in 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated study activities in a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). This trial will consist of a 12-week treatment period and a 30-day follow-up period, and will seek to enroll approximately 70 subjects in the United States. The primary endpoint is the change in inflammatory nodule and abscess count at week 12. We expect topline data in the first half of 2023.

Moderate to Severe Psoriatic Arthritis

We plan to progress zunsemetinib (50 mg twice daily) into a Phase 2a trial in subjects with moderate to severe psoriatic arthritis in the first half of 2022, with topline data expected in the first half of 2023 (ATI-450-PsA-201).

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

Based on the results observed in the Phase 2a trial, we intend to progress ATI-1777 into a Phase 2b trial in moderate to severe atopic dermatitis in the first half of 2022. In this trial, we plan to explore multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. We expect topline data in the first half of 2023.

ATI-2138, an Investigational Oral ITJ Inhibitor

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for T cell-mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We submitted an IND for ATI-2138 for the treatment of psoriasis in October 2021, which was allowed by the FDA in November 2021.

In December 2021, we initiated a Phase 1 randomized, observer-blind, placebo-controlled, single ascending dose trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy subjects (ATI-2138-PKPD-101). We expect topline data in 2022.

If the Phase 1 SAD trial is successful, we currently plan to initiate a two-week Phase 1 multiple ascending dose trial of ATI-2138 in subjects with psoriasis in 2022, with topline data expected in the first half of 2023. We are also currently exploring alternative indications to the planned indication that are relevant to the mechanism of action which may impact the trial design and require the submission of additional INDs to different reviewing divisions of the FDA.

Preclinical Programs

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor compound designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer. IND-enabling studies are currently underway. We expect to submit an IND for ATI-2231 by the end of 2022. If allowed, we expect to progress ATI-2231 into the clinic in 2023. We are currently evaluating the clinical development program for this asset, which may include a collaboration with a third party.

Discovery Programs

We are developing oral gut-biased JAK inhibitors with limited systemic exposure as potential treatments for inflammatory bowel disease. In addition, we are engaged in research to identify brain penetrant kinase inhibitor candidates as potential treatments for neurodegenerative diseases.

Financial Overview

Since our inception, we have incurred significant net losses.  Our net loss was $90.9 million for the year ended December 31, 2021 and $51.0 million for the year ended December 31, 2020.  As of December 31, 2021, we had an accumulated deficit of $595.4 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of COVID-19 on Our Business

The impacts of the global COVID-19 pandemic continue to evolve. We have implemented a virtual operations strategy, including teleworking, staggered work schedules for lab personnel and other alternative work arrangements for our employees, intended to protect the health and safety of our employees while enabling us to continue to develop our drug candidates and provide contract research services to our clients. We are focused on ensuring the continuity of our operations. However, COVID-19 has caused disruptions to our business.

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, and the supply of active pharmaceutical ingredients and drug product for our clinical trials. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the spread of the disease, the introduction of new variants, the duration of the pandemic, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures, staffing shortages, and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not yet know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

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

Under the Confluence Agreement, we agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

Asset Purchase Agreement with EPI Health

In October 2019, we entered into an asset purchase agreement with EPI Health, LLC, or EPI Health, pursuant to which we sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, which included the assignment of certain licenses for related intellectual property assets, or the Disposition.

Pursuant to the asset purchase agreement, EPI Health paid us closing consideration of $35.2 million.  In addition, EPI Health has agreed to pay us (i) potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the agreement, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United States, such royalty shall be paid on a country-by-country basis until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  In addition, EPI Health has agreed to assume our obligation to pay specified royalties and milestone payments under certain agreements with third parties.

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

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs or other indirect expenses to specific research and development programs.

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

Our expenditures are subject to additional uncertainties, including the preparation of regulatory filings for our drug candidates.  We may obtain unexpected results from our clinical trials or other development activities.  We may elect to discontinue, delay or modify the development, including clinical trials, of some drug candidates or focus on others.  A change in the outcome of any of these variables with respect to the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate.  For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

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

Other Expense, Net

Other expense, net primarily consists of interest earned on our cash, cash equivalents and marketable securities, interest expense related to debt obligations, and gains and losses on transactions denominated in foreign currencies.

Critical Accounting Estimates

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

Intangible Assets

Our intangible assets include both definite-lived and indefinite-lived assets.  Our definite-lived intangible assets consist of a drug discovery platform acquired through the acquisition of Confluence.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up.  If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Our indefinite-lived intangible assets consist of an in-process research and development, or IPR&D, drug candidate also acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Indefinite-lived intangible assets are tested for impairment at least annually, which we perform during the fourth quarter, or when indicators of an impairment are present.  We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.  The fair value of an intangible asset is dependent on significant unobservable inputs including the estimated future cash flows of the asset.

There were no impairment losses recorded during the years ended December 31, 2021 and 2020.

Contingent Consideration

We initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions.  We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our consolidated statement of operations.  Any such changes could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data.  Probability of success assumptions ranged between 10% and 40% at December 31, 2021 compared to between 4% and 15% at December 31, 2020.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 6.3% and 8.0% depending on the year of each potential payment.

During the year ended December 31, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis and as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  We also included estimated future sales of zunsemetinib as a potential treatment for moderate to severe psoriatic arthritis and moderate to severe hidradenitis suppurativa, which are additional planned indications for zunsemetinib.  These updates resulted in a charge of $24.3 million during the year ended December 31, 2021.  During the year ended December 31, 2020, we updated assumptions for probability of success which resulted in a charge of $2.4 million.

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

Results of Operations

For discussion on financial condition and results of operations pertaining to the year ended December 31, 2020 compared to the year ended December 31, 2019, see our Annual Report on Form 10-K for the year ended December 31, 2020, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(In thousands)	2021	2020	Change
Revenues:
Contract research	$5,830	$5,786	$44
Other revenue	931	696	235
Total revenue	6,761	6,482	279

Costs and expenses:			—
Cost of revenue	4,713	5,133	(420)
Research and development	43,813	29,338	14,475
General and administrative	23,619	20,530	3,089
Revaluation of contingent consideration	24,339	2,393	21,946
Total costs and expenses	96,484	57,394	39,090
Loss from operations	(89,723)	(50,912)	(38,811)

Other expense, net	(1,142)	(424)	(718)
Loss from continuing operations before income taxes	(90,865)	(51,336)	(39,529)
Income tax benefit	—	(182)	182
Loss from continuing operations	(90,865)	(51,154)	(39,711)
Income from discontinued operations	—	139	(139)
Net loss	$(90,865)	$(51,015)	$(39,850)

Revenue

Contract research revenue was $5.8 million for each of the years ended December 31, 2021 and 2020, and was comprised of fees earned from the provision of laboratory services to our clients.  Other revenue for the years ended December 31, 2021 and 2020 primarily consisted of $0.8 million and $0.7 million of royalties earned on net sales of RHOFADE, respectively.

Cost of Revenue

Cost of revenue was $4.7 million and $5.1 million for the years ended December 31, 2021 and 2020, respectively, and in each case related to providing laboratory services to our clients.  The decrease in cost of revenue during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily the result of the utilization of COVID-19 employee-retention tax credits.

Research and Development Expenses

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Year Ended
	December 31,
(In thousands)	2021	2020	Change
Zunsemetinib	$17,887	$8,268	$9,619
ATI-1777	2,439	3,993	(1,554)
ATI-2138	4,114	2,412	1,702
ATI-2231	2,949	—	2,949
Discovery	3,192	2,141	1,051
Other research and development	1,568	2,440	(872)
Personnel	7,798	7,165	633
Stock-based compensation	3,866	2,919	947
Total research and development expenses	$43,813	$29,338	$14,475

Zunsemetinib

The increase in expenses for zunsemetinib during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to costs associated with drug candidate manufacturing and clinical development activities for a Phase 2b trial in subjects with moderate to severe rheumatoid arthritis and a Phase 2a trial in subjects with moderate to severe hidradenitis suppurativa, as well as other development activities including toxicology studies.

ATI-1777

The decrease in expenses for ATI-1777 during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a decrease in development costs, including toxicology studies, as well as a decrease in costs associated with a Phase 2a clinical trial in subjects with moderate to severe atopic dermatitis, which commenced in 2020 and concluded in 2021.  These decreases were partially offset by startup activities associated with a Phase 2b clinical trial in subjects with moderate to severe atopic dermatitis.

ATI-2138

Expenses for ATI-2138 were higher during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to preclinical development activities and IND-enabling studies as we progressed towards our IND submission in October 2021.  Clinical development expenses associated with a Phase 1 trial of ATI-2138 in healthy subjects which initiated in December 2021 also contributed to the increase.

ATI-2231

Expenses for ATI-2231 were higher during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to preclinical development activities and IND-enabling studies.

Discovery and other research and development

Expenses related to discovery increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to continued investment in our discovery-stage programs.

Other research and development expenses, which primarily include expenses for our legacy dermatology assets and medical affairs activities, were lower during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to a decrease in costs for our legacy dermatology assets following the decision to discontinue investment in those programs.

Personnel and stock-based compensation

Compensation related expenses increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in stock-based compensation expense associated with new equity awards granted in 2021 and personnel expenses as a result of higher average headcount, partially offset by lower payroll taxes resulting from the utilization of COVID-19 employee-retention tax credits.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(In thousands)	2021	2020	Change
Personnel	$4,887	$5,671	$(784)
Professional and legal fees	5,249	3,671	1,578
Facility and support services	1,984	1,743	241
Other general and administrative	2,286	2,103	183
Stock-based compensation	9,213	7,342	1,871
Total general and administrative expenses	$23,619	$20,530	$3,089

Personnel and stock-based compensation

Compensation related expenses increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in stock-based compensation expense associated with new equity awards granted in 2021, partially offset by a decrease in personnel expenses as a result of lower average headcount.  Compensation related expenses during the year ended December 31, 2021 also included $1.7 million of expenses related to severance resulting from the retirement of our former Chief Legal Officer.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, were higher during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of increased costs associated with Sarbanes-Oxley compliance and other professional fees.

Facility and support services and other general and administrative

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in information technology costs and infrastructure technology improvements.

Other general and administrative expenses increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in insurance premiums resulting from additional coverage in 2021 as compared to the prior year.

Revaluation of Contingent Consideration

The increase in revaluation of contingent consideration during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for moderate to severe psoriatic arthritis and moderate to severe hidradenitis suppurativa, which are additional planned indications for zunsemetinib, also contributed to the increase.

Other Expense, net

Other expense, net increased during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to interest and fees associated with a payoff of the Loan and Security Agreement with Silicon Valley Bank, or SVB, as well as lower interest income.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities and incurring indebtedness in the form of loans from commercial lenders.  We may engage in additional debt and equity financing transactions in order to raise funds.  We may receive royalties and milestone payments from EPI Health in connection with the sale of RHOFADE. In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $225.7 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

Loan and Security Agreement with Oxford Finance LLC

In October 2018, we entered into a Loan and Security Agreement with Oxford Finance LLC.  The Loan and Security Agreement provided for up to $65.0 million in term loans, of we borrowed $30.0 million in October 2018.  In October 2019, we repaid in full the $30.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees as of the payoff date, for a total payment of $32.4 million.

Cash Flows

Cash and cash equivalents were $27.3 million as of December 31, 2021 compared to $22.1 million as of December 31, 2020.  We also had $198.3 million in short- and long-term marketable securities as of December 31, 2021 compared to $32.1 million as of December 31, 2020.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Year Ended
	December 31,
(In thousands)	2021	2020
Cash and cash equivalents beginning balance	$22,063	$35,937
Net cash used in operating activities	(52,134)	(38,633)
Net cash provided by (used in) investing activities	(167,632)	6,387
Net cash provided by financing activities	225,052	18,372
Cash and cash equivalents ending balance	$27,349	$22,063

Operating Activities

Cash flow related to operating activities was the result of:

	Year Ended
	December 31,
(In thousands)	2021	2020
Net loss	$(90,865)	$(51,015)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	40,074	14,742
Change in accounts payable and accrued expenses	4,125	(8,947)
Change in accounts receivable	149	4,898
Change in prepaid expenses and other assets	(5,617)	1,689
Net cash used in operating activities	$(52,134)	$(38,633)

Net cash used in operating activities increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of higher net losses after adjusting for revaluation of contingent consideration and other non-cash items, an increase in cash paid for prepaid expenses, and a reduction of cash collected from outstanding accounts receivable.  The increase was partially offset by a decrease in cash paid to settle outstanding accounts payable balances.

The change in prepaid expenses and other assets was the result of higher prepaid research and development balances relative to the prior year period primarily associated with drug candidate manufacturing, clinical trial and preclinical development activities for zunsemetinib, ATI-1777 and ATI-2138.  The change in accounts payable and accrued expenses was primarily driven by the timing of receipt and payment of invoices around year-end relative to the prior-year period.  The change in accounts receivable was primarily the result of cash received during the year ended December 31, 2020 from Allergan Sales, LLC related to sales of RHOFADE that occurred after the date we sold RHOFADE to EPI Health.

Investing Activities

Cash flow related to investing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2021	2020
Purchases of property and equipment	$(308)	$(453)
Purchases of marketable securities	(235,153)	(47,714)
Proceeds from sales and maturities of marketable securities	67,829	54,554
Net cash provided by (used in) investing activities	$(167,632)	$6,387

The change in net cash used in investing activities for the year ended December 31, 2021 compared to net cash provided by investing activities for the year ended December 31, 2020 primarily resulted from purchases of marketable securities following our January 2021 and June 2021 public offerings.

Financing Activities

Cash flow related to financing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2021	2020
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$238,200	$7,737
Proceeds from debt financing (including warrants), net of issuance costs	—	10,913
Repayment of debt	(11,483)	—
Restricted stock unit employee tax withholdings	(3,124)	—
Finance lease payments	—	(137)
Deferred issuance costs	—	(211)
Proceeds from exercise of employee stock options and the issuance of stock	1,459	70
Net cash provided by financing activities	$225,052	$18,372

Cash provided by financing activities increased for the year ended December 31, 2021 compared to December 31, 2020 primarily due to our January 2021 and June 2021 public offerings.  The increase was partially offset by a decrease in proceeds from debt financing, an increase in debt repayments, and an increase in cash used for tax withholdings in connection with the vesting of restricted stock units.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, clinical costs, external research and development services, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs.  We expect to add additional personnel to support our operational plans and strategic direction. Our future funding requirements will be heavily determined by the resources needed to support the development of our drug candidates.

As a publicly traded company, we incur and will continue to incur significant legal, accounting and other similar expenses.  In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that could increase our compliance costs.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K based on our current operating assumptions.  We will require additional capital to complete the clinical development of zunsemetinib, ATI-1777 and ATI-2138, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies, the recruitment, enrollment, conduct and timing of our clinical trials and our business due to the COVID-19 pandemic;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates; and
●	our ability to earn revenue as a result of licenses to, or partnerships or other arrangements with, third parties.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet.  The sub-sublease term runs concurrently with the original sublease agreement. We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029. Our aggregate remaining lease payment obligations for these two spaces was $3.8 million as of December 31, 2021.

Agreement and Plan of Merger – Confluence

In August 2017, we entered into the Confluence Agreement, pursuant to which we acquired Confluence. Under the Confluence Agreement, we agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

R&D Obligations

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations and other service providers for clinical trials, preclinical studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aclaris Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Fair Value of the Contingent Consideration Liability related to zunsemetinib

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s contingent consideration balance was $28.4 million as of December 31, 2021, of which a significant portion of the liability relates to zunsemetinib. Management initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future projected sales levels and the discount rates applied to calculate the present value of the potential payments. Management evaluates fair value estimates of the contingent consideration liability on a quarterly basis using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payment. Changes in the fair value of the contingent consideration are recorded as income or expense in the Company’s consolidated statement of operations and comprehensive loss. Significant assumptions used in management’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and review of existing clinical data.

The principal considerations for our determination that performing procedures relating to the fair value of the contingent consideration liability related to zunsemetinib is a critical audit matter are (i) the significant judgment by management, when developing the fair value estimate, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the probability of achieving regulatory milestones and commencing commercialization. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s contingent consideration evaluation, including controls over the valuation of the Company’s contingent consideration liability related to zunsemetinib. These procedures also included, among others, (i) testing management’s process for developing the fair value of the contingent consideration liability, (ii) evaluating the appropriateness of the probability-weighted expected payment and Monte Carlo simulation valuation models, (iii) testing the completeness and accuracy of the underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the probability of achieving regulatory milestones and commencing commercialization. Evaluating management’s assumptions related to the probability of achieving regulatory milestones and commencing commercialization involved evaluating whether the assumptions were reasonable considering the agreements associated with the transaction as well as the consistency with industry information, the stage of product development and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s probability-weighted expected payment and Monte Carlo simulation valuation models.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 24, 2022

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$27,349	$22,063
Short-term marketable securities	164,065	32,068
Accounts receivable, net	623	772
Prepaid expenses and other current assets	12,995	2,590
Total current assets	205,032	57,493
Marketable securities	34,242	—
Property and equipment, net	1,335	1,654
Intangible assets	7,048	7,123
Other assets	3,554	4,514
Total assets	$251,211	$70,784
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,985	$5,254
Accrued expenses	10,051	5,906
Current portion of lease liabilities	693	603
Discontinued operations - current liabilities	2,202	3,111
Total current liabilities	22,931	14,874
Other liabilities	2,172	3,179
Long-term debt, net	—	10,653
Contingent consideration	28,400	4,061
Deferred tax liability	367	367
Total liabilities	53,870	33,134
Commitments and contingencies (Note 20)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at December 31, 2021 and December 31, 2020; 61,228,446 and 45,109,314 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	—
Additional paid‑in capital	792,971	542,286
Accumulated other comprehensive loss	(224)	(94)
Accumulated deficit	(595,407)	(504,542)
Total stockholders’ equity	197,341	37,650
Total liabilities and stockholders’ equity	$251,211	$70,784

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2021	2020	2019
Revenues:
Contract research	$5,830	$5,786	$4,227
Other revenue	931	696	—
Total revenue	6,761	6,482	4,227

Costs and expenses:
Cost of revenue	4,713	5,133	4,055
Research and development	43,813	29,338	64,165
General and administrative	23,619	20,530	27,827
Revaluation of contingent consideration	24,339	2,393	734
Goodwill impairment	—	—	18,504
Total costs and expenses	96,484	57,394	115,285
Loss from operations	(89,723)	(50,912)	(111,058)

Other expense, net	(1,142)	(424)	(2,484)
Loss from continuing operations before income taxes	(90,865)	(51,336)	(113,542)
Income tax benefit	—	(182)	—
Loss from continuing operations	(90,865)	(51,154)	(113,542)
Income (loss) from discontinued operations, net of tax	—	139	(47,812)
Net loss	$(90,865)	$(51,015)	$(161,354)

Net loss per share, basic and diluted	$(1.60)	$(1.20)	$(3.90)
Weighted average common shares outstanding, basic and diluted	56,730,583	42,539,293	41,323,921

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$(229)	$(2)	$28
Foreign currency translation adjustment	99	(26)	(25)
Total other comprehensive income (loss)	(130)	(28)	3
Comprehensive loss	$(90,995)	$(51,043)	$(161,351)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	41,210,725	$—	$507,366	$(69)	$(292,173)	$215,124
Exercise of stock options and vesting of restricted stock units	274,913	—	(38)	—	—	(38)
Unrealized gain on marketable securities	—	—	—	28	—	28
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	—	16,177	—	—	16,177
Net loss	—	—	—	—	(161,354)	(161,354)
Balance at December 31, 2019	41,485,638	$—	$523,505	$(66)	$(453,527)	$69,912
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,390,922	—	(669)	—	—	(669)
Issuance of common stock in connection with an equity purchase agreement, net of offering costs of $168	2,232,754		7,865			7,865
Unrealized loss on marketable securities	—	—	378	(2)	—	376
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	11,207	—	—	11,207
Net loss	—	—	—	—	(51,015)	(51,015)
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	1,714,269	—	(1,574)	—	—	(1,574)
Issuance of common stock in connection with public offering, net of offering costs of $15,910	14,404,863	1	238,199	—	—	238,200
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Foreign currency translation adjustment	—	—	—	99	—	99
Stock-based compensation expense	—	—	14,060	—	—	14,060
Net loss	—	—	—	—	(90,865)	(90,865)
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(90,865)	$(51,015)	$(161,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	923	1,324	6,409
Stock-based compensation expense	14,060	11,207	16,177
Revaluation of contingent consideration	24,339	2,393	734
Goodwill impairment charge	—	—	18,504
Intangible asset impairment charge	—	—	27,638
Gain on sale of RHOFADE	—	—	(1,850)
Loss on extinguishment of debt	752	—	—
Deferred taxes	—	(182)	—
Changes in operating assets and liabilities:
Accounts receivable	149	4,898	(809)
Prepaid expenses and other assets	(5,617)	1,689	3,233
Accounts payable	3,655	(5,219)	(3,160)
Accrued expenses	470	(3,728)	(1,967)
Net cash used in operating activities	(52,134)	(38,633)	(96,445)
Cash flows from investing activities:
Purchases of property and equipment	(308)	(453)	(1,613)
Disposition of RHOFADE	—	—	34,186
Purchases of marketable securities	(235,153)	(47,714)	(137,385)
Proceeds from sales and maturities of marketable securities	67,829	54,554	210,491
Net cash provided by (used in) investing activities	(167,632)	6,387	105,679
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	238,200	—	—
Proceeds from issuance of common stock in connection with an equity purchase agreement, net of issuance costs	—	7,737	—
Proceeds from debt financing (including warrants), net of issuance costs	—	10,913	—
Repayment of debt	(11,483)	—	(30,000)
Restricted stock unit employee tax withholdings	(3,124)	—	—
Finance lease payments	—	(137)	(523)
Deferred issuance costs	—	(211)	—
Proceeds from exercise of employee stock options and the issuance of stock	1,459	70	207
Net cash provided by (used in) financing activities	225,052	18,372	(30,316)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,286	(13,874)	(21,082)
Cash, cash equivalents and restricted cash at beginning of period	22,063	35,937	57,019
Cash, cash equivalents and restricted cash at end of period	$27,349	$22,063	$35,937

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$143	$—	$124
Fair value of warrants issued in connection with debt financing	$—	$378	$—
Operating lease asset recorded as a result of new accounting standard	$—	$—	$2,132
Fair value of common stock issued in connection with an equity purchase agreement	$—	$263	$—

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

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $225.7 million and an accumulated deficit of $595.4 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777 and ATI-2138, to develop its preclinical compounds, and to support its discovery efforts.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.  Significant estimates and assumptions reflected in these financial statements include, but are not limited to, contingent consideration and the valuation of stock-based awards.  Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  The COVID-19 pandemic has resulted in a global slowdown in economic activity.  As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities.  Actual results could differ from the Company’s estimates.

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

Contract Research

The Company earns contract research revenue from the provision of laboratory services.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.  Revenue related to these contracts is generally recognized as the laboratory services are performed, based upon the rates specified in the contracts.  Under ASC Topic 606, the Company elected to apply the “right to invoice” practical expedient when recognizing contract research revenue and as such, recognizes revenue in the amount which it has the right to invoice.  ASC Topic 606 also provides an optional exemption, which the Company has elected to apply, from disclosing remaining performance obligations when revenue is recognized from the satisfaction of the performance obligation in accordance with the “right to invoice” practical expedient.

Cash Equivalents

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

The Company classifies all of its marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using either quoted prices in active markets for identical securities or quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other expense, net within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the statement of operations and comprehensive loss.

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

Intangible Assets

Intangible assets include both definite-lived and indefinite-lived assets.  Definite-lived intangible assets consist of a drug discovery platform the Company acquired through the acquisition of Confluence.  Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up.  If that pattern cannot be reliably determined, the straight-line method of amortization is used.  Indefinite-lived intangible assets consist of an in-process research and development (“IPR&D”) drug candidate acquired through the acquisition of Confluence.  IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts.  The cost of IPR&D is either amortized over its estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned or otherwise impaired.

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

During the years ended December 31, 2021, 2020 and 2019, the Company did not record an IPR&D impairment.

Goodwill

Goodwill is not amortized, but rather is subject to testing for impairment at least annually, which the Company performed during the fourth quarter or when indicators of an impairment were present.  The Company considered each of its operating segments, therapeutics and contract research, to be a reporting unit since that is the lowest level for which discrete financial information was available.  The impairment test performed by the Company was a qualitative assessment based upon the then current facts and circumstances related to operations of the reporting unit.  If the qualitative assessment indicated an impairment was present, the Company would perform the required quantitative analysis and an impairment charge would be recognized to the extent that the estimated fair value of the reporting unit is less than its carrying amount.  However, any loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

During the year ended December 31, 2019, the Company performed an impairment analysis due to a decline in its stock price, which was considered a triggering event to evaluate goodwill for impairment.  The Company’s impairment analysis, using a market approach, noted that its stock price, including a reasonable control premium, resulted in a fair value for the therapeutics reporting unit which was less than its carrying value.  As a result, the Company recorded an impairment charge equal to the full balance of goodwill of $18.5 million.

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

Contingent Consideration

The Company initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions.  The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the consolidated statement of operations.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at December 31, 2021.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 6.3% and 8.0% depending on the year of each potential payment.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, fees paid under licensing agreements, and other operational costs related to the Company’s research and development activities, including depreciation expenses and the cost of research and development contracts which the Company has entered into with outside vendors to conduct both preclinical studies and clinical trials.  Significant judgment and estimates are made in determining the amount of research and development costs recognized in each reporting period.  The Company analyzes the progress of its preclinical studies and clinical trials, completion of milestone events, invoices received and contracted costs when estimating research and development costs. Actual results could differ from the Company’s estimates. The Company’s historical estimates for research and development costs have not been materially different from the actual costs.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  Comprehensive loss is primarily comprised of net loss and unrealized gains (losses) on marketable securities.

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

3. RHOFADE Disposition

In October 2019, the Company entered into an asset purchase agreement with EPI Health, LLC (“EPI Health”) pursuant to which the Company sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”), which included the assignment of certain licenses for related intellectual property assets (the “Disposition”).

Pursuant to the asset purchase agreement, EPI Health paid the Company closing consideration of $35.2 million.  In addition, EPI Health agreed to pay the Company (i) potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products as defined in the asset purchase agreement, (ii) a specified high single-digit royalty calculated as a percentage of net sales, on a product-by-product and country-by-country basis, until the date that the patent rights related to a particular product, such as RHOFADE, have expired, provided, that with respect to sales of RHOFADE in any territory outside of the United States, such royalty shall be paid until the date that the RHOFADE patent rights in the particular country have expired or, if later, 10 years from the date of the first commercial sale of RHOFADE in such country and (iii) 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the Disposition in any territory outside of the United States, subject to specified exceptions.  Finally, EPI Health agreed to assume the Company’s obligation to pay specified royalties and milestone payments under certain agreements with third parties.

4. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,678	$—	$—	$21,678
Marketable securities	—	198,307	—	198,307
Total assets	$21,678	$198,307	$—	$219,985

Liabilities:
Contingent consideration	$—	$—	$28,400	$28,400
Total liabilities	$—	$—	$28,400	$28,400

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$14,955	$1,500	$—	$16,455
Marketable securities	—	32,068	—	32,068
Total assets	$14,955	$33,568	$—	$48,523

Liabilities:
Contingent consideration	$—	$—	$4,061	$4,061
Total liabilities	$—	$—	$4,061	$4,061

As of December 31, 2021 and 2020, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s cash equivalents as of December 31, 2020 also included commercial paper, which was valued based upon Level 2 inputs.  The Company’s marketable securities as of December 31, 2021 and 2020 consisted of commercial paper and asset-backed and U.S. government agency debt securities, which were valued based upon Level 2 inputs.  The Company’s marketable securities as of December 31, 2021 also included corporate debt securities and foreign government agency debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the years ended December 31, 2021 and 2020, there were no transfers into or out of Level 3.

The increase in contingent consideration of $24.3 million during the year ended December 31, 2021 primarily resulted from updates to the Company’s probability of achieving regulatory milestones and commencing commercialization and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis and the inclusion of estimated future sales of zunsemetinib for the potential treatment of moderate to severe psoriatic arthritis and moderate to severe hidradenitis suppurativa, which are additional planned indications for zunsemetinib, as well as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.

As of December 31, 2021 and 2020, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$40,993	$6	(50)	$40,949
Commercial paper	71,837	—	—	71,837
Asset-backed debt securities	36,166	—	(43)	36,123
Foreign government agency debt securities	4,073	—	(13)	4,060
U.S. government agency debt securities(2)	45,465	—	(127)	45,338
Total marketable securities	$198,534	$6	$(233)	$198,307
(1) Included in Corporate debt securities is $9.2 million with maturity dates between one and five years.
(2) Included in US government agency debt securities is $25.0 million with maturity dates between one and five years.

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Commercial paper	$20,483	$—	$—	$20,483
Asset-backed debt securities	4,036	1	—	4,037
U.S. government agency debt securities	7,547	1	—	7,548
Total marketable securities	$32,066	$2	$—	$32,068

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Computer equipment	$1,380	$1,197
Lab equipment	1,605	1,340
Furniture and fixtures	620	617
Leasehold improvements	1,123	1,123
Property and equipment, gross	4,728	4,277
Accumulated depreciation	(3,393)	(2,623)
Property and equipment, net	$1,335	$1,654

Depreciation expense was $0.8 million, $1.1 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	December 31,	December 31,	December 31,	December 31,
(In thousands, except years)	Life (years)	2021	2020	2021	2020
Other intangible assets	5.6	$751	$751	$332	$257
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$332	$257

Amortization expense was $75 thousand for each of the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2022	$75
2023	75
2024	75
2025	75
2026	75
Thereafter	44
Total	$419

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2021	2020
Employee compensation expenses	$4,389	$3,971
Research and development expenses	1,278	761
Litigation settlements (see Note 20)	2,650	—
Other	1,734	1,174
Total accrued expenses	$10,051	$5,906

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

Loan and Security Agreement – Oxford Finance LLC

In October 2018, the Company entered into a Loan and Security Agreement with Oxford Finance LLC.  The Loan and Security Agreement provided for up to $65.0 million in term loans, of which the Company borrowed $30.0 million in October 2018.  In October 2019, the Company repaid in full the $30.0 million that was outstanding under the Loan and Security Agreement, together with all accrued and unpaid interest and fees as of the payoff date, for a total payment of $32.4 million.

9. Stockholders’ Equity

Preferred Stock

As of December 31, 2021 and 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2021 and 2020.

Common Stock

As of December 31, 2021 and 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock. There were 61,228,446 and 45,109,314 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through December 31, 2021.

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

The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock.  The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of December 31, 2021, 2,708,469 shares remained available for grant under the 2015 Plan.  As of January 1, 2022, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,449,137 shares. The Company had 2,897,705 stock options and 1,489,633 RSUs outstanding as of December 31, 2021 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 410,600 stock options and 7,313 RSUs outstanding as of December 31, 2021 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 484,145 and 549,561 were outstanding as of December 31, 2021 and 2020, respectively.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2021	2020	2019
Risk-free interest rate	0.92%	0.87%	2.27%
Expected term (in years)	6.2	6.1	6.2
Expected volatility	76.60%	85.19%	99.36%
Expected dividend yield	0%	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2021, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2018	4,282,081	$20.53	7.9	$2,404
Granted	44,500	5.75
Exercised	(142,779)	1.33		112
Forfeited and cancelled	(1,081,581)	23.01
Outstanding as of December 31, 2019	3,102,221	$20.33	6.6	$148
Granted	734,800	1.30
Exercised	(53,737)	1.30		145
Forfeited and cancelled	(911,786)	22.41
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Granted	1,068,100	23.44
Exercised	(115,548)	12.63		1,373
Forfeited and cancelled	(31,600)	23.26
Outstanding as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Options vested and expected to vest as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Options exercisable as of December 31, 2021	2,200,718	$17.86	5.4	$7,756

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $15.67, $0.93 and $4.63 per share, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2021, 2020 and 2019.

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2018	626,407	$20.30
Granted	3,650,942	3.56
Vested	(173,444)	21.31	$799
Forfeited and cancelled	(510,990)	10.63
Outstanding as of December 31, 2019	3,592,915	$4.62
Granted	1,168,805	1.36
Vested	(1,804,429)	3.33	$2,607
Forfeited and cancelled	(713,134)	4.77
Outstanding as of December 31, 2020	2,244,157	$3.83
Granted	664,948	23.33
Vested	(1,340,042)	3.18	$31,492
Forfeited and cancelled	(72,117)	10.36
Outstanding as of December 31, 2021	1,496,946	$12.75

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the consolidated statement of operations included the following:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Cost of revenue	$981	$946	$703
Research and development	3,866	2,919	5,091
General and administrative	9,213	7,342	10,288
Total stock-based compensation expense	$14,060	$11,207	$16,082

As of December 31, 2021, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $13.4 million and $13.8 million, respectively, which is expected to be recognized over weighted average periods of 3.0 years and 2.9 years, respectively.

11. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Year Ended
	December 31,
(In thousands, except for share and per share data)	2021	2020	2019
Numerator:
Net loss	$(90,865)	$(51,015)	$(161,354)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	56,730,583	42,539,293	41,323,921
Net loss per share, basic and diluted	$(1.60)	$(1.20)	$(3.90)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the years ended December 31, 2021, 2020 and 2019.  All share amounts presented in the table below represent the total number outstanding as of December 31 of each year.

	December 31,
	2021	2020	2019
Options to purchase common stock	3,792,450	2,871,498	3,102,221
Restricted stock unit awards	1,496,946	2,244,157	3,592,915
Warrants	—	460,251	—
Total potential shares of common stock	5,289,396	5,575,906	6,695,136

12. Leases

The Company has operating leases for office space and laboratory facilities, and had finance leases for its laboratory equipment and vehicles.  The components of lease expense were as follows:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
Operating lease expense	$1,013	$1,013	$808

Finance Leases:
Amortization of right-to-use assets	$—	$113	$443
Interest expense	—	5	87
Total finance lease expenses	$—	$118	$530

Rent expense was $1.0 million for each of the years ended December 31, 2021, 2020 and 2019, which was recognized on a straight-line basis over the term of the lease.

Operating Leases

Agreements for Office and Laboratory Space

The Company has a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania. The sublease has a term that runs through October 2023. If for any reason the lease between Chesterbrook Partners, LP (“Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate. In December 2020, the Company entered into a sub-sublease agreement under which it sub-subleased 8,115 square feet to a third party.  The sub-sublease term runs concurrently with the original sublease agreement.

In February 2019, the Company entered into a sublease agreement with a third party for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(In thousands)	2021	2020
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(1,803)	(1,111)
Other assets	$3,437	$4,129

Current portion of lease liabilities	$693	$603
Other liabilities	2,201	2,894
Total operating lease liabilities	$2,894	$3,497

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $1.0 million for each of the years ended December 31, 2021, 2020 and 2019.

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

Supplemental information related to operating and finance leases is as follows:

	Year Ended
(In thousands, except for years and percentages)	December 31,
Supplemental Cash Flow Lease Information:	2021	2020	2019
Operating cash flows from operating leases	$924	$907	$755
Operating cash flows from finance leases	$—	$5	$87
Financing cash flows from finance leases	$—	$137	$523

Leased assets obtained in exchange for new operating lease liabilities	$—	$—	$3,060

Weighted-Average Remaining Lease Term (in years):
Operating leases	5.4	6.0	6.8

Weighted-Average Discount Rate:
Operating leases	10.1%	10.1%	10.1%

Future minimum lease payments under operating lease agreements are as follows:

(In thousands)	Operating
Year Ending December 31,	Leases
2022	$949
2023	866
2024	343
2025	352
2026	361
Thereafter	941
Total undiscounted lease payments	3,812
Less: unrecognized interest	(918)
Total lease liability	$2,894

13. Income Taxes

During the years ended December 31, 2021, 2020 and 2019, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
U.S. operations	$(90,865)	$(51,215)	$(161,192)
Foreign operations	—	18	(162)
Loss before income taxes	$(90,865)	$(51,197)	$(161,354)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.7)	(7.5)	(6.6)
Research and development tax credits	(3.0)	(2.6)	(1.5)
Excess equity compensation tax benefit net of officer limitation	(3.9)	1.4	0.4
Revaluation of contingent consideration	5.6	1.0	—
Permanent differences	—	0.2	2.6
Change in deferred tax asset valuation allowance	30.0	28.1	26.2
Effective income tax rate	—%	(0.4)%	0.1%

Deferred tax liabilities, net consisted of the following:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$123,583	$101,277
Capitalized start-up costs	6,334	6,509
Research and development tax credit carryforwards	11,502	8,732
Capitalized research and development expense	4,046	4,611
Stock‑based compensation expense	17,728	14,526
Accrued compensation	825	745
Lease liabilities	721	888
Other	648	602
Total deferred tax assets	165,387	137,890
Deferred tax liabilities:
Property and equipment	(171)	(209)
Intangible asset	(1,567)	(2,033)
Right-to-use assets	(852)	(1,026)
Other	(1,340)	(430)
Total deferred tax liabilities	(3,930)	(3,698)
Valuation allowance	(161,824)	(134,559)
Deferred tax liabilities, net	$(367)	$(367)

As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $448.4 million and $404.9 million, respectively, which will begin to expire in 2032.  As of December 31, 2021, the Company also had federal research and development tax credit carryforwards of $11.4 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. The Company also has $0.2 million of loss carryforwards in the United Kingdom which can be carried forward indefinitely. Utilization of the NOLs and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2021.  Although the Company has experienced Section 382 ownership changes since 2012, the Company has concluded that it should have sufficient ability to utilize NOLs accumulated during the periods tested.  The Company has not yet determined if a Section 382 ownership change has occurred after December 31, 2021.  In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets.  The Company considered its history of cumulative net losses incurred since inception, its lack of substantial revenue generated to date, and its forecasted future operating losses and concluded that it is more likely than not that the

Company will not realize the benefits of its deferred tax assets.  Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020.  The Company evaluates positive and negative evidence of its ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increases in NOLs, capitalized start-up costs, and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Valuation allowance at beginning of year	$(134,559)	$(120,966)	$(80,985)
Decreases recorded as benefit to income tax provision	—	—	—
Decreases recorded to opening balance sheet	—	58	—
Increases recorded to income tax provision	(27,265)	(13,651)	(39,981)
Valuation allowance as of end of year	$(161,824)	$(134,559)	$(120,966)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2019 to the present.  All open years may be examined to the extent that tax credit or NOLs are used in future periods.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

14. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary of Mallinckrodt plc, pursuant to which Confluence provides laboratory services to a subsidiary (“Mallinckrodt”) in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the years ended December 31, 2021 and 2020, the Company invoiced Mallinckrodt for $24 thousand and $0.3 million, respectively, under the master services agreement.  As of December 31, 2021 and 2020, the Company had $0 and $24 thousand of outstanding accounts receivable balances from Mallinckrodt.  Mr. Reasons had no financial interest in these transactions.

15. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE to EPI Health pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.8 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.  Royalty income is included in other revenue on the consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

Asset Purchase Agreement – Allergan Sales, LLC

In November 2018, the Company acquired RHOFADE from Allergan Sales, LLC (“Allergan”) pursuant to an asset purchase agreement.  The Company agreed to pay Allergan specified royalties, ranging from a mid-single digit percentage to a mid-teen percentage of net sales, subject to specified reductions, limitations and other adjustments.  The

Company incurred royalties earned by Allergan under the asset purchase agreement of $0, $0 and $1.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Agreement and Plan of Merger - Confluence

In August 2017, the Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”).  Under the Confluence Agreement, the Company agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, the Company agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product. In addition to the payments described above, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

As of December 31, 2021 and December 31, 2020, the balance of the Company’s contingent consideration liability was $28.4 million and $4.1 million, respectively (see Note 4).

License and Collaboration Agreement – Rigel Pharmaceuticals, Inc.

In August 2015, the Company entered into an exclusive, worldwide license and collaboration agreement with Rigel Pharmaceuticals, Inc. (“Rigel”) for the development and commercialization of products containing two specified JAK inhibitors.  During the year ended December 31, 2019, the Company made a milestone payment of $4.0 million to Rigel upon the achievement of a specified development milestone which is included in research and development expenses on the Company’s consolidated statement of operations. In connection with an amendment of the agreement with Rigel in October 2019, the Company paid Rigel an amendment fee of $1.5 million during the year ended December 31, 2020. The Company terminated the license and collaboration with Rigel effective as of April 2021.

16. Retirement Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has elected to match employee contributions to the 401(k) Plan up to 4% of the employee’s earnings, subject to certain limitations.  Company contributions under the 401(k) Plan were $0.3 million, $0.4 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Significant Accounting Policies

Revenue Recognition

Product Sales, net

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

Government and Payor Rebates - The Company contracted with, or was subject to arrangements with, certain third-party payors, including pharmacy benefit managers and government agencies, for the payment of rebates with respect to utilization of its commercial products.  The Company also entered into agreements with group purchasing organizations that provided for administrative fees and discounted pricing in the form of volume-based rebates.  The Company was also subject to discount and rebate obligations under state Medicaid programs and Medicare.  The Company recorded estimates for these discounts and rebates as a reduction of revenue in the same period the revenue was recognized.

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

Product Returns - Consistent with industry practice, the Company had a product returns policy for RHOFADE that provided customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The right of return lapses upon shipment of the product to a patient.  The Company recorded an estimate for the amount of its products which may be returned as a reduction of revenue in the period the related revenue was recognized. The Company’s estimate for product returns was based upon available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel.  There is no return liability associated with sales of ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”), as the Company had a no returns policy for ESKATA when it was commercialized.

Intangible Assets

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

Financial Information

The components of income (loss) from discontinued operations as reported in the Company’s consolidated statement of operations were as follows:

	Year Ended
	December 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenues:
Product sales, net	$—	$424	$13,896
Total revenue, net	—	424	13,896

Costs and expenses:
Cost of revenue (excludes amortization)	—	—	4,522
Research and development	—	1	503
Sales and marketing	—	283	23,112
General and administrative	—	1	2,929
Intangible asset impairment	—	—	27,638
Amortization of definite-lived intangible	—	—	4,426
Total costs and expenses	—	285	63,130
Income (loss) from operations	—	139	(49,234)

Other income, net	—	—	1,422
Income (loss) from discontinued operations	$—	$139	$(47,812)

Net income (loss) from discontinued operations per share, basic and diluted	$—	$0.00	$(1.16)
Weighted average common shares outstanding, basic and diluted	56,730,583	42,539,293	41,323,921

The following table presents the details of product sales, net included in discontinued operations:

	Year Ended
	December 31,
(In thousands)	2021	2020	2019
ESKATA	$—	$—	$312
RHOFADE	—	424	13,584
Total product sales, net	$—	$424	$13,896

The Company recorded $0.4 million of RHOFADE product sales, net during the year ended December 31, 2020 due to a reversal of previously accrued product sales-related reserves.

The following table presents information related to liabilities reported as discontinued operations in the Company’s consolidated balance sheet:

	December 31,	December 31,
(In thousands)	2021	2020
Accounts payable	$—	$1,175
Accrued expenses	2,202	1,936
Discontinued operations - current liabilities	$2,202	$3,111

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

The Company’s results of operations by segment for the years ended December 31, 2021, 2020 and 2019 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2021	Therapeutics	Research	and Other	Company
Total revenue	$932	$13,447	$(7,618)	$6,761
Cost of revenue	—	11,885	(7,172)	4,713
Research and development	44,259	—	(446)	43,813
General and administrative	—	3,047	20,572	23,619
Revaluation of contingent consideration	24,339	—	—	24,339
Loss from operations	$(67,666)	$(1,485)	$(20,572)	$(89,723)

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2020	Therapeutics	Research	and Other	Company
Total revenue	$696	$13,319	$(7,533)	$6,482
Cost of revenue	—	12,228	(7,095)	5,133
Research and development	29,777	—	(439)	29,338
General and administrative	—	2,794	17,736	20,530
Revaluation of contingent consideration	2,393	—	—	2,393
Loss from operations	$(31,474)	$(1,703)	$(17,735)	$(50,912)
Income (loss) from discontinued operations	$140	$—	$(1)	$139

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2019	Therapeutics	Research	and Other	Company
Revenue, net	$—	$16,824	$(12,597)	$4,227
Cost of revenue	—	16,253	(12,198)	4,055
Research and development	64,564	—	(399)	64,165
Revaluation of contingent consideration	734	—	—	734
Goodwill impairment	18,504	—	—	18,504
General and administrative	620	2,738	24,469	27,827
Loss from operations	$(84,422)	$(2,167)	$(24,469)	$(111,058)
Loss from discontinued operations	$(46,305)	$—	$(1,507)	$(47,812)

Intersegment Revenue

Revenue for the contract research segment included $7.6 million, $7.5 million and $12.6 million for services performed on behalf of the therapeutics segment for the years ended December 31, 2021, 2020 and 2019, respectively.  All intersegment revenue has been eliminated in the Company’s consolidated statement of operations.

20. Legal Proceedings

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi (“Rosi”) filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against the Company and certain of its executive officers.  The complaint alleged that the defendants violated federal securities laws by, among other things, failing to disclose an alleged likelihood that regulators would scrutinize advertising materials related to ESKATA and find that the materials minimized the risks or overstated the efficacy of the product.  The complaint sought unspecified compensatory damages on behalf of Rosi and all other persons and entities that purchased or otherwise acquired the Company’s securities between May 8, 2018 and June 20, 2019.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Securities Action. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to the putative class and scheduled the final approval settlement hearing for November 30, 2021. Notice was subsequently given to the putative class. The court granted final approval of the settlement on December 9, 2021.

The Company had $2.65 million accrued as of December 31, 2021 for its financial obligation.  The Company’s financial obligation was within the limits of its insurance coverage and accordingly a receivable for an insurance recovery equal to the settlement amount was recorded.  The insurance recovery receivable and the litigation settlement liability are recorded in prepaid expenses and other current assets and accrued expenses, respectively, in the consolidated balance sheet.

Stockholder Derivative Action

On November 15, 2019, plaintiff Keith Allred (“Allred”) filed a derivative stockholder complaint captioned Allred v. Walker et al. in the U.S. District Court for the Southern District of New York against certain of the Company’s directors and executive officers.  The complaint alleged that the defendants, among other things, breached their fiduciary duties as directors and/or officers in connection with the claims alleged in the Consolidated Securities Action.  The complaint sought, among other things, unspecified compensatory damages on behalf of the Company.

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

In June 2021, the defendants and the plaintiffs agreed to settle the Consolidated Derivative Action.  The agreed terms require the Company to implement certain policies and for attorneys’ fees to be paid to plaintiff’s counsel. The parties signed and filed a settlement agreement in July 2021. On August 18, 2021, the court preliminarily approved the proposed settlement, directed that notice be given to the Company’s stockholders and scheduled the final approval settlement hearing for November 30, 2021.  Notice was subsequently given to the Company’s stockholders. The court granted final approval of the settlement on December 9, 2021.

The Company’s financial obligation under the settlement was $425 thousand which was within the limits of its insurance coverage.

Product Liability Lawsuit

On December 18, 2020, plaintiff Daurie Mancini filed an amended complaint under the caption Daurie Mancini v. Aclaris Therapeutics, Inc. et al in the Superior Court of New Jersey Ocean County against the Company and certain third parties alleging injuries as a result of the plaintiff’s alleged treatment with ESKATA in 2019. The amended complaint sought unspecified compensatory and punitive damages. The Company filed a motion to dismiss the amended complaint on March 15, 2021. The Company’s motion to dismiss was granted on July 9, 2021. The Court dismissed the majority of claims against the Company with prejudice. All remaining claims against the Company were dismissed without prejudice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Information about our Executive Officers.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 25, 2021).
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

10.11+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).
10.12+*	Sixth Amended and Restated Non-Employee Director Compensation Policy.
10.13+

Amended and Restated Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on January 14, 2022).

10.14+

Amended and Restated Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Frank Ruffo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on January 14, 2022).

10.15+*	Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Joseph Monahan.
10.16+*	Employment Agreement, dated as of January 31, 2022, by and between the Registrant and James Loerop.
10.17+*	Severance Agreement and General Release, dated as of November 1, 2021, by and between the Registrant and Kamil Ali-Jackson.
10.18+*	Severance Agreement and General Release, dated as of January 7, 2022, by and between the Registrant and David Gordon.
10.19

Sublease, dated November 2, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 2, 2017).

10.20

First Amendment to Sublease, dated as of December 13, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.21

Second Amendment to Sublease, dated as of April 29, 2020, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 7, 2020).

10.22

Sales Agreement, dated May 20, 2021, by and among the Registrant, SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on May 20, 2021).

10.23+*	Seventh Amended and Restated Non-Employee Director Compensation Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (contained on signature page hereto).
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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer

Date: February 24, 2022

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal Walker and Frank Ruffo, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Aclaris Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neal Walker	President, Chief Executive Officer and Director	February 24, 2022
Neal Walker	(Principal Executive Officer)

/s/ Frank Ruffo	Chief Financial Officer	February 24, 2022
Frank Ruffo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Molineaux	Chairman of the Board of Directors	February 24, 2022
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	February 24, 2022
Anand Mehra, M.D.

/s/ William Humphries	Director	February 24, 2022
William Humphries

/s/ Andrew Powell	Director	February 24, 2022
Andrew Powell

/s/ Andrew Schiff	Director	February 24, 2022
Andrew Schiff

/s/ Bryan Reasons	Director	February 24, 2022
Bryan Reasons

/s/ Maxine Gowen	Director	February 24, 2022
Maxine Gowen

/s/ Vincent Milano	Director	February 24, 2022
Vincent Milano