Form 10-Q
period 2022-03-31
Aclaris Therapeutics, Inc.
filed 2022-05-10
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on April 29, 2022 was 66,581,903.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$36,342	$27,349
Short-term marketable securities	143,280	164,065
Accounts receivable, net	633	623
Prepaid expenses and other current assets	10,626	12,995
Total current assets	190,881	205,032
Marketable securities	23,955	34,242
Property and equipment, net	1,277	1,335
Intangible assets	7,030	7,048
Other assets	3,384	3,554
Total assets	$226,527	$251,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,121	$9,985
Accrued expenses	5,687	10,051
Current portion of lease liabilities	716	693
Discontinued operations	2,202	2,202
Total current liabilities	16,726	22,931
Other liabilities	2,035	2,172
Contingent consideration	27,200	28,400
Deferred tax liability	367	367
Total liabilities	46,328	53,870
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 61,737,483 and 61,228,446 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid‑in capital	795,366	792,971
Accumulated other comprehensive loss	(972)	(224)
Accumulated deficit	(614,196)	(595,407)
Total stockholders’ equity	180,199	197,341
Total liabilities and stockholders’ equity	$226,527	$251,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Contract research	$1,221	$1,535
Other revenue	232	242
Total revenue	1,453	1,777

Costs and expenses:
Cost of revenue	1,155	1,202
Research and development	14,306	7,838
General and administrative	6,099	4,827
Revaluation of contingent consideration	(1,200)	16,439
Total costs and expenses	20,360	30,306
Loss from operations	(18,907)	(28,529)

Other income (expense), net	118	(225)
Net loss	$(18,789)	$(28,754)

Net loss per share, basic and diluted	$(0.31)	$(0.57)
Weighted average common shares outstanding, basic and diluted	61,431,026	50,337,807

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	$(748)	$(35)
Foreign currency translation adjustment	—	(11)
Total other comprehensive loss	(748)	(46)
Comprehensive loss	$(19,537)	$(28,800)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	509,037	—	49	—	—	49
Unrealized loss on marketable securities	—	—	—	(748)	—	(748)
Stock-based compensation expense	—	—	2,346	—	—	2,346
Net loss	—	—	—	—	(18,789)	(18,789)
Balance at March 31, 2022	61,737,483	$1	$795,366	$(972)	$(614,196)	$180,199

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	666,144	—	(2,579)	—	—	(2,579)
Issuance of common stock in connection with public offering, net of offering costs of $7,011	6,306,271	—	103,348	—	—	103,348
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,675	—	—	2,675
Net loss	—	—	—	—	(28,754)	(28,754)
Balance at March 31, 2021	52,081,729	$—	$645,730	$(140)	$(533,296)	$112,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,789)	$(28,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	288
Stock-based compensation expense	2,346	2,675
Revaluation of contingent consideration	(1,200)	16,439
Changes in operating assets and liabilities:
Accounts receivable	(10)	(45)
Prepaid expenses and other assets	188	(2,250)
Accounts payable	(1,865)	1,842
Accrued expenses	(1,847)	(2,427)
Net cash used in operating activities	(20,969)	(12,232)
Cash flows from investing activities:
Purchases of property and equipment	(164)	—
Purchases of marketable securities	(14,558)	(85,814)
Proceeds from sales and maturities of marketable securities	44,654	10,500
Net cash provided by (used in) investing activities	29,932	(75,314)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	103,348
Restricted stock unit employee tax withholdings	(7)	(3,014)
Proceeds from exercise of employee stock options and the issuance of stock	37	416
Net cash provided by financing activities	30	100,750
Net increase in cash and cash equivalents	8,993	13,204
Cash and cash equivalents at beginning of period	27,349	22,063
Cash and cash equivalents at end of period	$36,342	$35,267

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$111	$—

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $203.6 million and an accumulated deficit of $614.2 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777 and ATI-2138, to develop its preclinical compounds, and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations and comprehensive loss for the three months ended March 31, 2022 and 2021, its changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021.  The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.  Except as set forth below, there have been no changes to the Company’s significant accounting policies from those disclosed in the annual report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at March 31, 2022.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 7.7% and 9.0% depending on the year of each potential payment.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$29,590	$—	$—	$29,590
Marketable securities	—	167,235	—	167,235
Total assets	$29,590	$167,235	$—	$196,825

Liabilities:
Contingent consideration	$—	$—	$27,200	$27,200
Total liabilities	$—	$—	$27,200	$27,200

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,678	$—	$—	$21,678
Marketable securities	—	198,307	—	198,307
Total assets	$21,678	$198,307	$—	$219,985

Liabilities:
Contingent consideration	$—	$—	$28,400	$28,400
Total liabilities	$—	$—	$28,400	$28,400

As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s marketable securities as of March 31, 2022 and December 31, 2021 consisted of commercial paper and corporate, asset-backed, foreign government agency and U.S. government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the three months ended March 31, 2022 and 2021, there were no transfers into or out of Level 3.

The decrease in contingent consideration of $1.2 million during the three months ended March 31, 2022 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods.  The overall decrease in contingent consideration was partially offset by the impact of the passage of time.

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$37,550	$—	$(269)	$37,281
Commercial paper	60,919	—	—	60,919
Asset-backed debt securities	20,262	—	(116)	20,146
Foreign government agency debt securities	4,075	—	(38)	4,037
U.S. government agency debt securities(2)	45,404	—	(552)	44,852
Total marketable securities	$168,210	$—	$(975)	$167,235
(1) Included in Corporate debt securities is $9.1 million with maturity dates between one and five years.
(2) Included in US government agency debt securities is $14.9 million with maturity dates between one and five years.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$40,993	$6	$(50)	$40,949
Commercial paper	71,837	—	—	71,837
Asset-backed debt securities	36,166	—	(43)	36,123
Foreign government agency debt securities	4,073	—	(13)	4,060
U.S. government agency debt securities(2)	45,465	—	(127)	45,338
Total marketable securities	$198,534	$6	$(233)	$198,307
(1) Included in Corporate debt securities is $9.2 million with maturity dates between one and five years.
(2) Included in US government agency debt securities is $25.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Computer equipment	$1,373	$1,380
Lab equipment	1,700	1,605
Furniture and fixtures	620	620
Leasehold improvements	1,123	1,123
Property and equipment, gross	4,816	4,728
Accumulated depreciation	(3,539)	(3,393)
Property and equipment, net	$1,277	$1,335

Depreciation expense was $0.2 million for each of the three months ended March 31, 2022 and 2021.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	March 31,	December 31,	March 31,	December 31,
(In thousands, except years)	Life (years)	2022	2021	2022	2021
Other intangible assets	5.3	$751	$751	$350	$332
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$350	$332

Amortization expense was $19 thousand for each of the three months ended March 31, 2022 and 2021.

As of March 31, 2022, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2022	$57
2023	75
2024	75
2025	75
2026	75
Thereafter	44
Total	$401

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Employee compensation expenses	$2,184	$4,389
Research and development expenses	1,824	1,278
Litigation settlements (see Note 16)	—	2,650
Other	1,679	1,734
Total accrued expenses	$5,687	$10,051

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

8. Stockholders’ Equity

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2022 or December 31, 2021.

Common Stock

As of March 31, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock. There were 61,737,483 and 61,228,446 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through March 31, 2022.

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

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2022, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,449,137 shares.  As of March 31, 2022, 3,685,011 shares remained available for grant under the 2015 Plan.  The Company had 3,957,556 stock options and 1,394,476 RSUs outstanding as of March 31, 2022 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 410,600 stock options and 5,575 RSUs outstanding as of March

31, 2022 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 484,145 were outstanding as of March 31, 2022.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.60%	0.90%
Expected term (in years)	6.3	6.3
Expected volatility	77.95%	76.60%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Granted	1,459,600	14.53
Exercised	(29,040)	1.26		476
Forfeited and cancelled	(370,709)	14.41
Outstanding as of March 31, 2022	4,852,301	$16.94	7.0	$18,355
Options vested and expected to vest as of March 31, 2022	4,852,301	$16.94	7.0	$18,355
Options exercisable as of March 31, 2022	2,600,651	$17.92	4.9	$11,400

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2022 was $9.97 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2021	1,496,946	$12.75
Granted	552,900	14.56
Vested	(479,232)	10.84	$7,128
Forfeited and cancelled	(170,563)	12.10
Outstanding as of March 31, 2022	1,400,051	$14.20

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cost of revenue	$228	$247
Research and development	(113)	876
General and administrative	2,231	1,552
Total stock-based compensation expense	$2,346	$2,675

As of March 31, 2022, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $23.2 million and $18.6 million, respectively, which is expected to be recognized over weighted average periods of 3.5 years and 3.2 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
(In thousands, except for share and per share data)	2022	2021
Numerator:
Net loss	$(18,789)	$(28,754)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	61,431,026	50,337,807
Net loss per share, basic and diluted	$(0.31)	$(0.57)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021.  All share amounts presented in the table below represent the total number outstanding as of March 31, 2022 and 2021.

	March 31,
	2022	2021
Options to purchase common stock	4,852,301	3,714,466
Restricted stock unit awards	1,400,051	2,411,611
Total potential shares of common stock	6,252,352	6,126,077

11. Leases

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

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(1,986)	(1,803)
Other assets	$3,254	$3,437

Current portion of lease liabilities	$716	$693
Other liabilities	2,015	2,201
Total operating lease liabilities	$2,731	$2,894

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended March 31, 2022 and 2021.

12. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.2 million during each of the three months ended March 31, 2022 and 2021.  Royalty income is included in other revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

As of March 31, 2022 and December 31, 2021, the balance of the Company’s contingent consideration liability was $27.2 million and $28.4 million, respectively (see Note 3).

13. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2022 and 2021.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

14. Discontinued Operations

The following table presents information related to liabilities reported as discontinued operations in the Company’s condensed consolidated balance sheet:

	March 31,	December 31,
(In thousands)	2022	2021
Accrued expenses	$2,202	$2,202
Discontinued operations - current liabilities	$2,202	$2,202

15. Segment Information

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

The Company’s results of operations by segment for the three months ended March 31, 2022 and 2021 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2022	Therapeutics	Research	and Other	Company
Total revenue	$231	$4,096	$(2,874)	$1,453
Cost of revenue	—	3,854	(2,699)	1,155
Research and development	14,481	—	(175)	14,306
General and administrative	—	840	5,259	6,099
Revaluation of contingent consideration	(1,200)	—	—	(1,200)
Loss from operations	$(13,050)	$(598)	$(5,259)	$(18,907)

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2021	Therapeutics	Research	and Other	Company
Total revenue	$242	$3,200	$(1,665)	$1,777
Cost of revenue	—	2,769	(1,567)	1,202
Research and development	7,936	—	(98)	7,838
General and administrative	—	629	4,198	4,827
Revaluation of contingent consideration	16,439	—	—	16,439
Loss from operations	$(24,133)	$(198)	$(4,198)	$(28,529)

Intersegment Revenue

Revenue for the contract research segment included $2.9 million and $1.7 million for services performed on behalf of the therapeutics segment for the three months ended March 31, 2022 and 2021, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

16. Legal Proceedings

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi (“Rosi”) filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against the Company and certain of its executive officers.  The complaint alleged that the defendants violated federal securities laws by, among other things, failing to disclose an alleged likelihood that regulators would scrutinize advertising materials related to ESKATA (hydrogen peroxide) topical solution, 40% (w/w) (“ESKATA”) and find that the materials minimized the risks or overstated the efficacy of the product.  The complaint sought unspecified compensatory damages on behalf of Rosi and all other persons and entities that purchased or otherwise acquired the Company’s securities between May 8, 2018 and June 20, 2019.

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

The Company’s financial obligation under the settlement was $2.7 million which was within the limits of its insurance coverage.

17. Subsequent Event

Sales of Common Stock Pursuant to At-The-Market Facility

In April 2022, the Company sold 4,838,709 shares of its common stock at a weighted average price per share of $15.50, for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021.  The Company paid selling commissions of $2.2 million in connection with the sale.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

In December 2021, we initiated study activities in a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 240 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated study activities in a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 70 subjects in the United States. The primary endpoint is the change in inflammatory nodule and abscess count at week 12. We expect topline data in the first half of 2023.

Moderate to Severe Psoriatic Arthritis

We plan to progress zunsemetinib (50 mg twice daily) into a Phase 2a trial in subjects with moderate to severe psoriatic arthritis in the second quarter of 2022, with topline data expected in the first half of 2023 (ATI-450-PsA-201).

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

In May 2022, we activated multiple clinical sites in a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-202). In this trial, we will explore multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. This trial will consist of a 4-week treatment period and a 2-week follow-up period, and seeks to enroll approximately 240 subjects in the United States. The primary endpoint is the percentage change from baseline in EASI score at week 4. We expect topline data in the first half of 2023.

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

Financial Overview

Since our inception, we have incurred significant net losses.  Our net loss was $18.8 million for the three months ended March 31, 2022 and $90.9 million for the year ended December 31, 2021.  As of March 31, 2022, we had an accumulated deficit of $614.2 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

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

Recent Developments

Sales of Common Stock Pursuant to At-the-Market Facility

In April 2022, we sold 4,838,709 shares of our common stock at a weighted average price per share of $15.50, for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021.  We paid selling commissions of $2.2 million in connection with the sale.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities and interest expense related to our debt obligations.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We evaluate our estimates and judgments on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions.  Except as described below, there have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at March 31, 2022 compared to between 4% and 40% at March 31, 2021. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.7% and 9.0% depending on the year of each potential payment.

During the three months ended March 31, 2022, we did not modify any significant assumptions; however due to higher discount rates resulting from higher risk-free rates and wider credit spreads being applied to potential payments relative to prior periods, we recorded a decrease in contingent consideration of $1.2 million.  The overall decrease was partially offset by the impact of the passage of time.  During the three months ended March 31, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis; we also included estimated future sales related to hidradenitis suppurativa and psoriatic arthritis which are additional planned indications for zunsemetinib.  These updates resulted in a charge of $16.4 million.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Revenues:
Contract research	$1,221	$1,535	$(314)
Other revenue	232	242	(10)
Total revenue	1,453	1,777	(324)

Costs and expenses:
Cost of revenue	1,155	1,202	(47)
Research and development	14,306	7,838	6,468
General and administrative	6,099	4,827	1,272
Revaluation of contingent consideration	(1,200)	16,439	(17,639)
Total costs and expenses	20,360	30,306	(9,946)
Loss from operations	(18,907)	(28,529)	9,622

Other income (expense), net	118	(225)	343
Net loss	$(18,789)	$(28,754)	$9,965

Revenue

Contract research revenue was $1.2 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and was comprised of fees earned from the provision of laboratory services to our clients.  The $0.3 million decrease was driven by lower overall hours billed, partially offset by a higher average bill rate.  Other revenue for each of the three months ended March 31, 2022 and 2021 primarily consisted of $0.2 million of royalties earned on net sales of RHOFADE.

Cost of Revenue

Cost of revenue was $1.2 million for each of the three months ended March 31, 2022 and 2021, and in each case related to providing laboratory services to our clients.  Cost of revenue was flat due to lower variable costs resulting from the decrease in hours billed offset by an increase in overhead costs, including personnel-related costs.

Research and Development Expenses

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended
	March 31,
(In thousands)	2022	2021	Change
Zunsemetinib	$4,712	$2,073	$2,639
ATI-1777	2,356	946	1,410
ATI-2138	1,126	1,383	(257)
ATI-2231	1,586	—	1,586
Discovery	1,089	692	397
Other research and development	322	416	(94)
Personnel	3,228	1,452	1,776
Stock-based compensation	(113)	876	(989)
Total research and development expenses	$14,306	$7,838	$6,468

Zunsemetinib

The increase in expenses for zunsemetinib during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis and a Phase 2a trial in subjects with hidradenitis suppurativa which were initiated in December 2021.  Costs associated with start-up activities for a Phase 2a trial in subjects with psoriatic arthritis also contributed to the overall increase.

ATI-1777

The increase in expenses for ATI-1777 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to higher costs associated with drug candidate manufacturing and other preclinical development activities as well start-up costs associated with a Phase 2b clinical trial.  Lower costs associated with a Phase 2a clinical trial which commenced in 2020 and concluded in 2021 partially offset the overall increase in expenses.

ATI-2138

Expenses for ATI-2138 were lower during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in preclinical development activities and IND-enabling study expenses following our IND submission in October 2021.  Clinical development expenses associated with a Phase 1 SAD trial which initiated in December 2021 partially offset the overall decrease in expenses.

ATI-2231

Expenses for ATI-2231 were higher during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to preclinical development activities and IND-enabling studies.

Discovery

Expenses related to discovery increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

Personnel and stock-based compensation expenses increased in the aggregate during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in costs associated with higher average headcount, partially offset by a decrease in stock-based compensation expense mainly attributable to forfeiture credits recorded during the three months ended March 31, 2022.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2022	2021	Change
Personnel	$1,574	$959	$615
Professional and legal fees	1,129	1,355	(226)
Facility and support services	609	398	211
Other general and administrative	556	563	(7)
Stock-based compensation	2,231	1,552	679
Total general and administrative expenses	$6,099	$4,827	$1,272

Personnel and stock-based compensation

Personnel and stock-based compensation expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in costs associated with higher average headcount and an increase in stock-based compensation expense associated with new equity awards granted in 2022.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, were lower during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of lower legal fees partially offset by higher Sarbanes-Oxley and other accounting compliance expenses.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in overhead expenses including increases in tax and license fees and information technology support costs.

Revaluation of Contingent Consideration

The decrease in revaluation of contingent consideration during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods.  The overall decrease in revaluation of contingent consideration was partially offset by the impact of the passage of time.

Other Income (Expense), net

Other income (expense), net increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower interest expense associated with the Loan and Security Agreement with Silicon Valley Bank, or SVB, which was repaid in July 2021, and higher interest income on investment portfolio balances.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $203.6 million.  Subsequent to March 31, 2022, we raised aggregate gross proceeds of $75.0 million through our at-the-market equity facility. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Equity Financing

At-the-Market Offering

In April 2022, we sold 4,838,709 shares of our common stock at a weighted average price per share of $15.50, for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021.  We paid selling commissions of $2.2 million in connection with the sale.

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

Cash Flows

Cash and cash equivalents were $36.3 million as of March 31, 2022 compared to $27.3 million as of December 31, 2021.  We also had $167.2 million in short- and long-term marketable securities as of March 31, 2022 compared to $198.3 million as of December 31, 2021.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Cash and cash equivalents beginning balance	$27,349	$22,063
Net cash used in operating activities	(20,969)	(12,232)
Net cash provided by (used in) investing activities	29,932	(75,314)
Net cash provided by financing activities	30	100,750
Cash and cash equivalents ending balance	$36,342	$35,267

Operating Activities

Cash flow related to operating activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Net loss	$(18,789)	$(28,754)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	1,354	19,402
Change in accounts payable and accrued expenses	(3,712)	(585)
Change in accounts receivable	(10)	(45)
Change in prepaid expenses and other assets	188	(2,250)
Net cash used in operating activities	$(20,969)	$(12,232)

Net cash used in operating activities increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of higher net losses after adjusting for non-cash items and an increase in cash paid for accounts payable and accrued expenses.  The increase was partially offset by a decrease in cash paid for prepaid expenses.

Cash paid for prepaid expenses and other assets was lower due to a smaller increase in prepaid research and development balances relative to the prior year-end period.  The increase in cash paid for accounts payable and accrued expenses was primarily driven by the timing of receipt and payment of invoices around quarter-end relative to the prior year-end period.

Investing Activities

Cash flow related to investing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Purchases of property and equipment	$(164)	$—
Purchases of marketable securities	(14,558)	(85,814)
Proceeds from sales and maturities of marketable securities	44,654	10,500
Net cash provided by (used in) investing activities	$29,932	$(75,314)

The change in net cash provided by investing activities for the three months ended March 31, 2022 compared to net cash used in investing activities for the three months ended March 31, 2021 primarily resulted from sales and maturities of marketable securities during the three months ended March 31, 2022 which were used to fund company operations and a reduction of purchases of marketable securities which were higher during the three months ended March 31, 2021 following our January 2021 public offering.

Financing Activities

Cash flow related to financing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$—	$103,348
Restricted stock unit employee tax withholdings	(7)	(3,014)
Proceeds from exercise of employee stock options and the issuance of stock	37	416
Net cash provided by financing activities	$30	$100,750

Cash provided by financing activities decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to our January 2021 public offering.

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

See “Risk Factors” for additional risks associated with our substantial capital requirements

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet to a third party.  The sub-sublease term runs concurrently with the original sublease agreement. We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029. Our aggregate remaining lease payment obligations for these two spaces was $3.6 million as of March 31, 2022.

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

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets during and subsequent to the quarter ended March 31, 2022.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are subject to litigation and claims arising in the ordinary course of business including intellectual property and product liability litigation. We are not currently a party to any material legal proceedings and we are not aware of any other pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

10.1+

Amended and Restated Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on January 14, 2022).

10.2+

Amended and Restated Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Frank Ruffo (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on January 14, 2022).

10.3+

Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Joseph Monahan (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.4+

Employment Agreement, dated as of January 31, 2022, by and between the Registrant and James Loerop (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.5+

Severance Agreement and General Release, dated as of January 7, 2022, by and between the Registrant and David Gordon (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.6+

Seventh Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

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

ACLARIS THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Neal Walker
Neal Walker
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 10, 2022	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)