Form 10-Q
period 2022-06-30
Aclaris Therapeutics, Inc.
filed 2022-08-03
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on July 29, 2022 was 66,671,750.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$68,264	$27,349
Short-term marketable securities	180,339	164,065
Accounts receivable, net	637	623
Prepaid expenses and other current assets	10,114	12,995
Total current assets	259,354	205,032
Marketable securities	7,221	34,242
Property and equipment, net	1,276	1,335
Intangible assets	7,011	7,048
Other assets	3,114	3,554
Total assets	$277,976	$251,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,703	$9,985
Accrued expenses	7,571	10,051
Current portion of lease liabilities	741	693
Discontinued operations	2,202	2,202
Total current liabilities	16,217	22,931
Other liabilities	1,840	2,172
Contingent consideration	23,800	28,400
Deferred tax liability	367	367
Total liabilities	42,224	53,870
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 66,667,580 and 61,228,446 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid‑in capital	871,805	792,971
Accumulated other comprehensive loss	(1,326)	(224)
Accumulated deficit	(634,728)	(595,407)
Total stockholders’ equity	235,752	197,341
Total liabilities and stockholders’ equity	$277,976	$251,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Contract research	$1,218	$1,606	$2,439	$3,141
Other revenue	310	218	542	460
Total revenue	1,528	1,824	2,981	3,601

Costs and expenses:
Cost of revenue	1,068	1,263	2,223	2,465
Research and development	18,779	7,897	33,085	15,735
General and administrative	6,075	5,870	12,174	10,697
Revaluation of contingent consideration	(3,400)	4,800	(4,600)	21,239
Total costs and expenses	22,522	19,830	42,882	50,136
Loss from operations	(20,994)	(18,006)	(39,901)	(46,535)

Other income (expense), net	462	(155)	580	(380)
Net loss	$(20,532)	$(18,161)	$(39,321)	$(46,915)

Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.62)	$(0.90)
Weighted average common shares outstanding, basic and diluted	65,990,031	53,968,405	63,723,123	52,163,136

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(354)	$25	$(1,101)	$(10)
Foreign currency translation adjustment	—	(69)	—	(80)
Total other comprehensive loss	(354)	(44)	(1,101)	(90)
Comprehensive loss	$(20,886)	$(18,205)	$(40,422)	$(47,005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	509,037	—	49	—	—	49
Unrealized loss on marketable securities	—	—	—	(748)	—	(748)
Stock-based compensation expense	—	—	2,346	—	—	2,346
Net loss	—	—	—	—	(18,789)	(18,789)
Balance at March 31, 2022	61,737,483	$1	$795,366	$(972)	$(614,196)	$180,199
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	91,388	—	88	—	—	88
Issuance of common stock under at-the-market sales agreement, net of offering costs of $2,341	4,838,709	—	72,659	—	—	72,659
Unrealized loss on marketable securities	—	—	—	(354)	—	(354)
Stock-based compensation expense	—	—	3,692	—	—	3,692
Net loss	—	—	—	—	(20,532)	(20,532)
Balance at June 30, 2022	66,667,580	$1	$871,805	$(1,326)	$(634,728)	$235,752

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	666,144	—	(2,579)	—	—	(2,579)
Issuance of common stock in connection with public offering, net of offering costs of $7,011	6,306,271	—	103,348	—	—	103,348
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,675	—	—	2,675
Net loss	—	—	—	—	(28,754)	(28,754)
Balance at March 31, 2021	52,081,729	$—	$645,730	$(140)	$(533,296)	$112,294
Issuance of common stock in connection with vesting of restricted stock units	1,024,666	—	1,041	—	—	1,041
Issuance of common stock in connection with public offering, net of offering costs of $8,899	8,098,592	1	134,851	—	—	134,852
Unrealized gain on marketable securities	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	3,833	—	—	3,833
Net loss	—	—	—	—	(18,161)	(18,161)
Balance at June 30, 2021	61,204,987	$1	$785,455	$(184)	$(551,457)	$233,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(39,321)	$(46,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	535
Stock-based compensation expense	6,038	6,507
Revaluation of contingent consideration	(4,600)	21,239
Changes in operating assets and liabilities:
Accounts receivable	(14)	(167)
Prepaid expenses and other assets	1,309	(5,223)
Accounts payable	(4,283)	(1,290)
Accrued expenses	(178)	861
Net cash used in operating activities	(40,635)	(24,453)
Cash flows from investing activities:
Purchases of property and equipment	(350)	(52)
Purchases of marketable securities	(85,096)	(147,289)
Proceeds from sales and maturities of marketable securities	94,155	26,557
Net cash provided by (used in) investing activities	8,709	(120,784)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	238,200
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	72,744	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(23)	(3,038)
Proceeds from exercise of employee stock options and the issuance of stock	120	1,459
Net cash provided by financing activities	72,841	236,621
Net increase in cash and cash equivalents	40,915	91,384
Cash and cash equivalents at beginning of period	27,349	22,063
Cash and cash equivalents at end of period	$68,264	$113,447

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$72	$37
Offering costs included in accounts payable	$—	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012. In 2015,  Aclaris Therapeutics International Limited (“ATIL”) was established under the laws of the United Kingdom as a wholly-owned subsidiary of Aclaris Therapeutics, Inc. In 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly-owned subsidiary thereof.  Aclaris Therapeutics, Inc., ATIL and Confluence are referred to collectively as the “Company.”  The Company is a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  In addition to developing its novel drug candidates, the Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its novel drug candidates.

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $255.8 million and an accumulated deficit of $634.7 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777 and ATI-2138, to develop its preclinical compounds, and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.  The Company’s ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressure, and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and geopolitical tensions.  If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, its changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021.  The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at June 30, 2022.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 10.2% and 10.9% depending on the year of each potential payment.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$63,838	$—	$—	$63,838
Marketable securities	—	187,560	—	187,560
Total assets	$63,838	$187,560	$—	$251,398

Liabilities:
Contingent consideration	$—	$—	$23,800	$23,800
Total liabilities	$—	$—	$23,800	$23,800

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,678	$—	$—	$21,678
Marketable securities	—	198,307	—	198,307
Total assets	$21,678	$198,307	$—	$219,985

Liabilities:
Contingent consideration	$—	$—	$28,400	$28,400
Total liabilities	$—	$—	$28,400	$28,400

As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s marketable securities as of June 30, 2022 and December

31, 2021 consisted of commercial paper and corporate, asset-backed and U.S. government agency debt securities, which were all valued based upon Level 2 inputs.  Marketable securities as of December 31, 2021 also included foreign government agency debt securities which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  The Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the three and six months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3.

A decrease in the fair value of the contingent consideration liability of $4.6 million during the six months ended June 30, 2022 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods.  The overall decrease was partially offset by an increase in the contingent consideration liability as a result of the impact of the passage of time.

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$47,201	$—	$(398)	$46,803
Commercial paper	56,053	—	—	56,053
Asset-backed debt securities(1)	28,423	—	(175)	28,248
U.S. government agency debt securities	57,211	—	(755)	56,456
Total marketable securities	$188,888	$—	$(1,328)	$187,560
(1) Included in Asset-backed debt securities is $7.2 million with maturity dates between one and five years.

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$40,993	$6	$(50)	$40,949
Commercial paper	71,837	—	—	71,837
Asset-backed debt securities	36,166	—	(43)	36,123
Foreign government agency debt securities	4,073	—	(13)	4,060
U.S. government agency debt securities(2)	45,465	—	(127)	45,338
Total marketable securities	$198,534	$6	$(233)	$198,307
(1) Included in Corporate debt securities is $9.2 million with maturity dates between one and five years.
(2) Included in US government agency debt securities is $25.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Computer equipment	$1,355	$1,380
Lab equipment	1,879	1,605
Furniture and fixtures	620	620
Leasehold improvements	1,123	1,123
Property and equipment, gross	4,977	4,728
Accumulated depreciation	(3,701)	(3,393)
Property and equipment, net	$1,276	$1,335

Depreciation expense was $0.2 million for each of the three months ended June 30, 2022 and 2021, and $0.4 million for each of the six months ended June 30, 2022 and 2021.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	June 30,	December 31,	June 30,	December 31,
(In thousands, except years)	Life (years)	2022	2021	2022	2021
Other intangible assets	5.1	$751	$751	$369	$332
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$369	$332

Amortization expense was $19 thousand for each of the three months ended June 30, 2022 and 2021, and $38 thousand for each of the six months ended June 30, 2022 and 2021.

As of June 30, 2022, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2022	$37
2023	75
2024	75
2025	75
2026	75
Thereafter	45
Total	$382

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Employee compensation expenses	$2,885	$4,389
Research and development expenses	2,771	1,278
Litigation settlements (see Note 16)	—	2,650
Other	1,915	1,734
Total accrued expenses	$7,571	$10,051

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

8. Stockholders’ Equity

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2022 or December 31, 2021.

Common Stock

As of June 30, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock. There were 66,667,580 and 61,228,446 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through June 30, 2022.

Warrants

The Warrant issued to SVB in March 2020 had an initial exercise price of $0.956 per share, subject to adjustment as provided in the Warrant.  The Warrant became immediately exercisable in full upon the funding of the term loan facility.  The Company assigned a fair value of $0.4 million to the Warrant using a Black-Scholes valuation methodology, and also concluded that the Warrant was indexed to its own stock and therefore classified the Warrant as an equity instrument.  In January 2021, SVB net exercised the Warrant in full, and the Company issued 388,119 shares of common stock to SVB.

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

Sales of Common Stock Pursuant to At-The-Market Facility

In April 2022, the Company sold 4,838,709 shares of its common stock at a weighted average price per share of $15.50, for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021.  The Company paid selling commissions and other fees of $2.2 million in connection with the sale.

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2022, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,449,137 shares.  As of June 30, 2022, 3,372,766 shares remained available for grant under the 2015 Plan.  The Company had 4,130,376 stock options and 1,454,934 RSUs outstanding as of June 30, 2022 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 410,600 stock options and 2,375 RSUs outstanding as of June 30, 2022 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 473,977 were outstanding as of June 30, 2022.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	1.90%	0.91%
Expected term (in years)	6.2	6.2
Expected volatility	77.95%	76.60%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Granted	1,891,950	14.40
Exercised	(85,672)	1.40		1,115
Forfeited and cancelled	(583,775)	15.70
Outstanding as of June 30, 2022	5,014,953	$16.81	7.1	$10,817
Options vested and expected to vest as of June 30, 2022	5,014,953	$16.81	7.1	$10,817
Options exercisable as of June 30, 2022	2,519,499	$18.26	4.8	$7,784

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2022 was $9.89 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2021	1,496,946	$12.75
Granted	720,134	14.44
Vested	(513,958)	11.55	$7,645
Forfeited and cancelled	(245,813)	12.17
Outstanding as of June 30, 2022	1,457,309	$14.11

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$302	$335	$530	$582
Research and development	941	1,154	828	2,030
General and administrative	2,449	2,343	4,680	3,895
Total stock-based compensation expense	$3,692	$3,832	$6,038	$6,507

As of June 30, 2022, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $23.7 million and $18.3 million, respectively, which is expected to be recognized over weighted average periods of 3.2 years and 3.0 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(20,532)	$(18,161)	$(39,321)	$(46,915)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	65,990,031	53,968,405	63,723,123	52,163,136
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.62)	$(0.90)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021.  All share amounts presented in the table below represent the total number outstanding as of June 30, 2022 and 2021.

	June 30,
	2022	2021
Options to purchase common stock	5,014,953	3,738,625
Restricted stock unit awards	1,457,309	1,498,716
Total potential shares of common stock	6,472,262	5,237,341

11. Leases

Operating Leases

Agreements for Office and Laboratory Space

The Company has a sublease agreement pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania.  The sublease has a term that runs through October 2023.  If for any reason the lease between the landlord and sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate.  In December 2020, the Company entered into a sub-sublease agreement under which it sub-subleased 8,115 square feet to a third party.  The sub-sublease term runs concurrently with the original sublease agreement.

In February 2019, the Company entered into a sublease agreement with a third party for 20,433 square feet of office and laboratory space in St. Louis, Missouri.  The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(2,173)	(1,803)
Other assets	$3,067	$3,437

Current portion of lease liabilities	$741	$693
Other liabilities	1,820	2,151
Total operating lease liabilities	$2,561	$2,844

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended June 30, 2022 and 2021 and $0.5 million for each of the six months ended June 30, 2022 and 2021.

12. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.3 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.  Royalty income is included in other revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

Agreement and Plan of Merger – Confluence

The Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”).  Under the Confluence Agreement, the Company has agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified future regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, the Company has agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

As of June 30, 2022 and December 31, 2021, the balance of the Company’s contingent consideration liability was $23.8 million and $28.4 million, respectively (see Note 3).

13. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2022 and 2021.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

The Company’s results of operations by segment for the three and six months ended June 30, 2022 and 2021 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2022	Therapeutics	Research	and Other	Company
Total revenue	$309	$4,399	$(3,180)	$1,528
Cost of revenue	—	4,041	(2,973)	1,068
Research and development	18,986	—	(207)	18,779
General and administrative	—	854	5,221	6,075
Revaluation of contingent consideration	(3,400)	—	—	(3,400)
Loss from operations	$(15,277)	$(496)	$(5,221)	$(20,994)

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$218	$3,481	$(1,875)	$1,824
Cost of revenue	—	3,024	(1,761)	1,263
Research and development	8,011	—	(114)	7,897
Sales and marketing	—	—	—	—
General and administrative	—	879	4,991	5,870
Revaluation of contingent consideration	4,800	—	—	4,800
Loss from operations	$(12,593)	$(422)	$(4,991)	$(18,006)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2022	Therapeutics	Research	and Other	Company
Total revenue	$541	$8,495	$(6,055)	$2,981
Cost of revenue	—	7,897	(5,674)	2,223
Research and development	33,466	—	(381)	33,085
General and administrative	—	1,695	10,479	12,174
Revaluation of contingent consideration	(4,600)	—	—	(4,600)
Loss from operations	$(28,325)	$(1,097)	$(10,479)	$(39,901)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$460	$6,681	$(3,540)	$3,601
Cost of revenue	—	5,793	(3,328)	2,465
Research and development	15,946	—	(211)	15,735
General and administrative	—	1,507	9,190	10,697
Revaluation of contingent consideration	21,239	—	—	21,239
Loss from operations	$(36,725)	$(619)	$(9,191)	$(46,535)

Intersegment Revenue

Revenue for the contract research segment included $3.2 million and $1.9 million for services performed on behalf of the therapeutics segment for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

The Company’s financial obligation under the settlement was $2.7 million, which was within the limits of its insurance coverage.

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

Clinical Programs

Zunsemetinib, an Investigational Oral MK2 Inhibitor

We are developing zunsemetinib, an investigational oral, novel, small molecule selective MK2 inhibitor compound, as a potential treatment for rheumatoid arthritis and other immuno-inflammatory diseases.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8, IL17 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

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

Zunsemetinib was also evaluated at 80 mg and 120 mg doses twice daily in a second Phase 1 clinical trial in healthy subjects (ATI-450-PKPD-102). Final data from this trial showed that no dose-limiting toxicity was observed. Ex vivo analysis of blood samples from this Phase 1 trial showed that increased cytokine inhibition was achieved with these higher doses of zunsemetinib relative to doses tested in the first Phase 1 trial. No serious adverse events were reported and all adverse events were mild. The most common adverse events (reported by 2 or more subjects who received zunsemetinib) were headache, dizziness, nausea, parasthesia and, in the post-dosing follow-up period of the trial, dry skin.

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

The final per-protocol analysis, which consisted of the 17 subjects who completed the treatment period (15 in the treatment arm and two in the placebo arm), showed that zunsemetinib demonstrated durable clinical activity, as defined by a marked and sustained reduction in DAS28-CRP and improvement of American College of Rheumatology 20%/50%/70% (ACR20/50/70) responses over 12 weeks. Zunsemetinib was generally well tolerated. All adverse events were mild to moderate. The most common adverse events (each reported in 2 subjects) were urinary tract infection, or UTI, and ventricular extrasystoles, all of which were determined to be unrelated to treatment except for one UTI. Two subjects withdrew from the trial during the treatment period, one in the treatment arm and one in the placebo arm. The subject in the treatment arm withdrew due to an elevated creatine phosphokinase, or CPK, level, which was determined by the site investigator to be treatment-related; this subject also had palpitations and ventricular extrasystoles, which were unrelated to the trial medication. The subject in the placebo arm withdrew as a result of prohibited medication needed to treat muscle strain. There was also one non-treatment-related serious adverse event (COVID-19) reported in the 4-week follow-up period of the trial in a subject who was no longer receiving treatment; the subject withdrew during the 4-week follow-up period of the trial.

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

In December 2021, we initiated study activities in a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose-ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 240 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in 2023.

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

Moderate to Severe Psoriatic Arthritis

In June 2022, we initiated study activities in a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe psoriatic arthritis (ATI-450-PsA-201). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 70 subjects in the United States and in Poland. The primary endpoint is the proportion of subjects achieving ACR20 at week 12.  We expect topline data in the first half of 2023.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

We are developing ATI-1777, an investigational topical “soft” JAK 1/3 inhibitor compound, as a potential treatment for moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). In the trial, which consisted of a 4-week treatment period and a 2-week follow-up period during which no treatment was given, 50 subjects with moderate to severe atopic dermatitis were randomized in a 1:1 ratio into one of two arms: ATI-1777 topical solution 2.0% w/w or vehicle applied twice daily. In June 2021, we announced that the trial achieved its primary endpoint, which was the percent change from baseline in the modified Eczema Area and Severity Index, or mEASI, score at week 4, with a high degree of statistical significance (p<0.001) (one-sided p-value), which corresponded to a 74.4% reduction in mEASI score from baseline at week 4 in subjects applying ATI-1777 compared to a 41.4% reduction in subjects applying vehicle. The final data was based on the full analysis set, or FAS, which was comprised of 48 subjects randomized and documented to have received at least one dose of trial medication. Positive trends in favor of ATI-1777 were observed in key secondary efficacy endpoints, such as improvement in itch, percent of mEASI-50 responders, investigator’s global assessment responder analysis, and reduction in body surface area impacted by disease. In addition, the FAS analysis also showed positive trends in favor of ATI-1777 in percent of mEASI-75 responders (65.2% for ATI-1777 compared to 24.0% for vehicle) and mEASI-90 responders (30.4% for ATI-1777 compared to 20.0% for vehicle). These secondary efficacy endpoints were not powered for statistical significance. Based on an analysis of pharmacokinetic plasma samples in the ATI-1777 arm at multiple timepoints, minimal systemic exposure was observed, which supports a “soft” topical JAK inhibitor approach.

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

ATI-2138, an Investigational Oral ITJ Inhibitor

We are developing ATI-2138, an investigational oral ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for T cell-mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes. We submitted an Investigational New Drug application, or IND, for ATI-2138 for the treatment of psoriasis in October 2021, which was allowed by the U.S. Food and Drug Administration, or FDA, in November 2021.

In December 2021, we initiated a Phase 1 randomized, observer-blind, placebo-controlled, single ascending dose (SAD) trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy subjects (ATI-2138-PKPD-101). We expect topline data in 2022.

If the Phase 1 SAD trial is successful, we currently plan to initiate a Phase 1 multiple ascending dose (MAD) trial of ATI-2138 in subjects with psoriasis in 2022, with topline data expected in the first half of 2023. We are also currently exploring alternative indications that are relevant to the mechanism of action, which may impact the trial design and require the submission of additional INDs to different reviewing divisions of the FDA before we can conduct further clinical trials.

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

Financial Overview

Since our inception, we have incurred significant net losses.  Our net loss was $39.3 million for the six months ended June 30, 2022 and $90.9 million for the year ended December 31, 2021.  As of June 30, 2022, we had an accumulated deficit of $634.7 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

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

Impacts of COVID-19 on Our Business

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

If COVID-19 continues to spread, we may experience additional disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, and the supply of active pharmaceutical ingredients and drug product for our clinical trials. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the spread of the disease, the introduction and spread of new variants, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures, staffing shortages, and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

Acquisition and License Agreements

Agreement and Plan of Merger with Confluence

In 2017, we entered into an Agreement and Plan of Merger, or the Confluence Agreement, with Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence, Aclaris Life Sciences, Inc., our wholly-owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the equity holders of Confluence.  Pursuant to the terms of the Confluence Agreement, Merger Sub merged with and into Confluence, with Confluence surviving as our wholly-owned subsidiary.

Under the Confluence Agreement, we have agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified future regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

Asset Purchase Agreement with EPI Health

In 2019, we entered into an asset purchase agreement with EPI Health, LLC, or EPI Health, pursuant to which we sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, which included the assignment of certain licenses for related intellectual property assets, or the Disposition.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates.  These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as clinical trial sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials, including domestic technology transfer expenses;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
●	laboratory materials and supplies used to support our research activities.

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, and as we continue the development of our preclinical compounds and discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials, and are tracked on a program-by-program basis.  We do not allocate personnel costs or other indirect expenses to specific research and development programs.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities and in prior periods included interest expense related to our debt obligations.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at June 30, 2022 compared to between 4% and 40% at June 30, 2021. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 10.2% and 10.9% depending on the year of each potential payment.

During the six months ended June 30, 2022, we did not modify any significant assumptions; however, due to higher discount rates resulting from higher risk-free rates and wider credit spreads being applied to potential payments relative to prior periods, we recorded a decrease in contingent consideration of $4.6 million.  The overall decrease was partially offset by the increase in contingent consideration as a result of the impact of the passage of time.

During the six months ended June 30, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis and as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  We also included estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib.  These updates resulted in an increase in the fair value of the contingent consideration liability of $21.2 million.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Contract research	$1,218	$1,606	$(388)	$2,439	$3,141	$(702)
Other revenue	310	218	92	542	460	82
Total revenue	1,528	1,824	(296)	2,981	3,601	(620)

Costs and expenses:
Cost of revenue	1,068	1,263	(195)	2,223	2,465	(242)
Research and development	18,779	7,897	10,882	33,085	15,735	17,350
General and administrative	6,075	5,870	205	12,174	10,697	1,477
Revaluation of contingent consideration	(3,400)	4,800	(8,200)	(4,600)	21,239	(25,839)
Total costs and expenses	22,522	19,830	2,692	42,882	50,136	(7,254)
Loss from operations	(20,994)	(18,006)	(2,988)	(39,901)	(46,535)	6,634

Other income (expense), net	462	(155)	617	580	(380)	960
Net loss	$(20,532)	$(18,161)	$(2,371)	$(39,321)	$(46,915)	$7,594

Revenue

Contract research revenue was $1.2 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and was comprised of fees earned from the provision of laboratory services.  The $0.4 million decrease was driven by lower overall hours billed, partially offset by a higher average billing rate.  Other revenue for the three months ended June 30, 2022 and 2021 primarily consisted of $0.3 million and $0.2 million of royalties earned on net sales of RHOFADE, respectively.

Contract research revenue was $2.4 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively, and was comprised of fees earned from the provision of laboratory services. The $0.7 million decrease was driven by lower overall hours billed, partially offset by a higher average billing rate. Other revenue for the six months ended June 30, 2022 and 2021 primarily consisted of $0.5 million and $0.4 million of royalties earned on net sales of RHOFADE, respectively.

Cost of Revenue

Cost of revenue was $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $1.3 million and $2.5 million for the three and six months ended June 30, 2021, respectively.  In each case cost of revenue related to providing laboratory services.  Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased in the three and six months ended June 30, 2022 due to lower variable costs resulting from the decrease in hours billed, partially offset by an increase in fixed overhead costs, including personnel-related costs.

Research and Development Expenses

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Zunsemetinib	$6,606	$2,252	$4,354	$11,318	$4,325	$6,993
ATI-1777	3,510	497	3,013	5,866	1,444	4,422
ATI-2138	1,141	967	174	2,267	2,350	(83)
ATI-2231	1,503	70	1,433	3,089	70	3,019
Discovery	1,183	774	409	2,272	1,466	806
Other research and development	343	385	(42)	665	800	(135)
Personnel	3,552	1,798	1,754	6,780	3,250	3,530
Stock-based compensation	941	1,154	(213)	828	2,030	(1,202)
Total research and development expenses	$18,779	$7,897	$10,882	$33,085	$15,735	$17,350

Zunsemetinib

The increase in expenses for zunsemetinib during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021, a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021 and start-up activities for a Phase 2a trial in subjects with psoriatic arthritis, which initiated in June 2022.

ATI-1777

The increase in expenses for ATI-1777 during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to higher costs associated with drug candidate manufacturing and other preclinical development activities as well start-up costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis.  Lower costs associated with a Phase 2a clinical trial in subjects with atopic dermatitis, which commenced in 2020 and concluded in 2021, partially offset the overall increase in expenses.

ATI-2138

Expenses for ATI-2138 were relatively flat during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to a decrease in preclinical development activities and IND-enabling study expenses following our IND submission in October 2021, offset by clinical development expenses associated with a Phase 1 SAD trial, which initiated in December 2021.

ATI-2231

Expenses for ATI-2231 were higher during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to preclinical development activities and IND-enabling studies.

Discovery

Expenses related to discovery increased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

Personnel and stock-based compensation expenses increased in the aggregate during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to an increase in costs associated with higher average headcount.  For the six months ended June 30, 2022 the increase in costs associated with higher average headcount was partially offset by a decrease in stock-based compensation expense mainly attributable to forfeiture credits recorded between the period.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Personnel	$1,365	$1,147	$218	$2,938	$2,106	$832
Professional and legal fees	1,160	1,336	(176)	2,289	2,691	(402)
Facility and support services	482	414	68	1,091	812	279
Other general and administrative	619	630	(11)	1,176	1,193	(17)
Stock-based compensation	2,449	2,343	106	4,680	3,895	785
Total general and administrative expenses	$6,075	$5,870	$205	$12,174	$10,697	$1,477

Personnel and stock-based compensation

Personnel and stock-based compensation expenses in the aggregate increased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to an increase in costs associated with higher average headcount and an increase in stock-based compensation expense associated with new equity awards granted in 2022.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, decreased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily as a result of lower legal fees, partially offset by higher Sarbanes-Oxley and other accounting compliance expenses.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, was relatively flat during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to an increase in overhead expenses including increases in tax and license fees and information technology support costs.

Revaluation of Contingent Consideration

The decrease in the fair value of our contingent consideration liability during the three months ended June 30, 2022 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods in 2022.  Additionally, increases recorded during the three months ended June 30, 2021 from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis contributed to the decrease.

The decrease in the fair value of our contingent consideration liability during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods in 2022.  Additionally, increases recorded during the six months ended June 30, 2021 from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib, also contributed to the increase during the six months ended June 30, 2021.

Other Income (Expense), net

Other income (expense), net increased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to lower interest expense associated with the Loan and Security Agreement with Silicon Valley Bank, or SVB, which was repaid in July 2021, and higher interest income on investment portfolio balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities and incurring indebtedness in the form of loans from commercial lenders.  We may engage in additional debt and equity financing transactions in order to raise funds.  We may also receive royalties and milestone payments from EPI Health in connection with the sale of RHOFADE. In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $255.8 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Equity Financing

Sale of Common Stock Pursuant to At-the-Market Offering

In April 2022, we sold 4,838,709 shares of our common stock at a weighted average price per share of $15.50, for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021.  We paid selling commissions and other fees of $2.2 million in connection with the sale.

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

Cash Flows

Cash and cash equivalents were $68.3 million as of June 30, 2022 compared to $27.3 million as of December 31, 2021.  We also had $187.6 million in short- and long-term marketable securities as of June 30, 2022 compared to $198.3 million as of December 31, 2021.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Cash and cash equivalents beginning balance	$27,349	$22,063
Net cash used in operating activities	(40,635)	(24,453)
Net cash provided by (used in) investing activities	8,709	(120,784)
Net cash provided by financing activities	72,841	236,621
Cash and cash equivalents ending balance	$68,264	$113,447

Operating Activities

Cash flow related to operating activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Net loss	$(39,321)	$(46,915)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	1,852	28,281
Change in accounts payable and accrued expenses	(4,461)	(429)
Change in accounts receivable	(14)	(167)
Change in prepaid expenses and other assets	1,309	(5,223)
Net cash used in operating activities	$(40,635)	$(24,453)

Net cash used in operating activities increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily as a result of higher net losses after adjusting for non-cash items and an increase in cash paid for accounts payable and accrued expenses.  The increase was partially offset by a decrease in cash paid for prepaid expenses and other assets.

The decrease in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of a decrease in revaluation of contingent consideration during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods in 2022.  Additionally, increases recorded during the six months ended June 30, 2021 from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib, also contributed to the increase during the six months ended June 30, 2021.

The increase in cash paid for accounts payable and accrued expenses was primarily driven by the timing of receipt and payment of invoices around quarter-end relative to the prior year period.  The decrease in cash paid for prepaid expenses and other assets resulted from an increase in the prepaid research and development balance at June 30, 2021 relative to the balance at December 31, 2020, as compared to the prepaid research and development balance at June 30, 2022 which was flat relative to the balance at December 31, 2021.

Investing Activities

Cash flow related to investing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Purchases of property and equipment	$(350)	$(52)
Purchases of marketable securities	(85,096)	(147,289)
Proceeds from sales and maturities of marketable securities	94,155	26,557
Net cash provided by (used in) investing activities	$8,709	$(120,784)

Net cash provided by investing activities for the six months ended June 30, 2022 compared to net cash used in investing activities for the six months ended June 30, 2021 primarily resulted from sales and maturities of marketable securities during the six months ended June 30, 2022, which were used to fund our operations, and a reduction of purchases of marketable securities, which were higher during the six months ended June 30, 2021 following our January 2021 and June 2021 public offerings.

Financing Activities

Cash flow related to financing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$—	$238,200
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	72,744	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(23)	(3,038)
Proceeds from exercise of employee stock options and the issuance of stock	120	1,459
Net cash provided by financing activities	$72,841	$236,621

Net cash provided by financing activities decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to our January 2021 and June 2021 public offerings, partially offset by our April 2022 sales under the at-the-market sales agreement.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, as well as continue the development of our preclinical compounds and discover and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions.  We will require additional capital to complete the clinical development of zunsemetinib, ATI-1777 and ATI-2138, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by the potential worsening of global economic conditions, including inflationary pressures, and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and geopolitical tensions. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet to a third party.  The sub-sublease term runs concurrently with the original sublease agreement. We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029. Our aggregate remaining lease payment obligations for these two spaces was $3.3 million as of June 30, 2022.

Agreement and Plan of Merger – Confluence

Under the Confluence Agreement, we have agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified future regulatory and commercial milestones set forth in the Confluence Agreement.  In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

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

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic and ongoing geopolitical tensions has introduced significant volatility in the financial markets during and subsequent to the quarter ended June 30, 2022.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*+	Employment Agreement, dated as of June 27, 2022, by and between the Registrant and Gail Cawkwell.

10.2+

Employment Agreement, dated as of August 1, 2022, by and between the Registrant and Douglas Manion (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2022).

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

ACLARIS THERAPEUTICS, INC.

Date: August 3, 2022	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: August 3, 2022	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)