Form 10-Q
period 2022-09-30
Aclaris Therapeutics, Inc.
filed 2022-11-08
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on October 31, 2022 was 66,683,191.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$61,653	$27,349
Short-term marketable securities	186,409	164,065
Accounts receivable, net	597	623
Prepaid expenses and other current assets	7,914	12,995
Total current assets	256,573	205,032
Marketable securities	—	34,242
Property and equipment, net	1,145	1,335
Intangible assets	6,992	7,048
Other assets	2,922	3,554
Total assets	$267,632	$251,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,667	$9,985
Accrued expenses	9,154	10,051
Current portion of lease liabilities	766	693
Discontinued operations	2,202	2,202
Total current liabilities	19,789	22,931
Other liabilities	1,638	2,172
Contingent consideration	26,000	28,400
Deferred tax liability	367	367
Total liabilities	47,794	53,870
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 66,679,641 and 61,228,446 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid‑in capital	875,982	792,971
Accumulated other comprehensive loss	(1,465)	(224)
Accumulated deficit	(654,680)	(595,407)
Total stockholders’ equity	219,838	197,341
Total liabilities and stockholders’ equity	$267,632	$251,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Contract research	$1,090	$1,415	$3,529	$4,556
Licensing	17,898	214	18,378	612
Other	30	30	92	92
Total revenue	19,018	1,659	21,999	5,260

Costs and expenses:
Cost of revenue	923	1,099	3,146	3,564
Research and development	23,656	13,976	56,741	29,711
General and administrative	5,813	5,979	17,987	16,676
Licensing	7,300	—	7,300	—
Revaluation of contingent consideration	2,200	900	(2,400)	22,139
Total costs and expenses	39,892	21,954	82,774	72,090
Loss from operations	(20,874)	(20,295)	(60,775)	(66,830)

Other income (expense), net	922	(851)	1,502	(1,231)
Net loss	$(19,952)	$(21,146)	$(59,273)	$(68,061)

Net loss per share, basic and diluted	$(0.30)	$(0.35)	$(0.92)	$(1.23)
Weighted average common shares outstanding, basic and diluted	66,675,337	61,219,321	64,718,008	55,215,037

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax of $0	$(139)	$5	$(1,241)	$(5)
Foreign currency translation adjustment	—	176	—	96
Total other comprehensive (loss) income	(139)	181	(1,241)	91
Comprehensive loss	$(20,091)	$(20,965)	$(60,514)	$(67,970)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	509,037	—	49	—	—	49
Unrealized loss on marketable securities	—	—	—	(748)	—	(748)
Stock-based compensation expense	—	—	2,346	—	—	2,346
Net loss	—	—	—	—	(18,789)	(18,789)
Balance at March 31, 2022	61,737,483	$1	$795,366	$(972)	$(614,196)	$180,199
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	91,388	—	88	—	—	88
Issuance of common stock under at-the-market sales agreement, net of offering costs of $2,341	4,838,709	—	72,659	—	—	72,659
Unrealized loss on marketable securities	—	—	—	(354)	—	(354)
Stock-based compensation expense	—	—	3,692	—	—	3,692
Net loss	—	—	—	—	(20,532)	(20,532)
Balance at June 30, 2022	66,667,580	$1	$871,805	$(1,326)	$(634,728)	$235,752
Issuance of common stock in connection with vesting of restricted stock units	12,061	—	(11)	—	—	(11)
Unrealized loss on marketable securities	—	—	—	(139)	—	(139)
Stock-based compensation expense	—	—	4,188	—	—	4,188
Net loss	—	—	—	—	(19,952)	(19,952)
Balance at September 30, 2022	66,679,641	$1	$875,982	$(1,465)	$(654,680)	$219,838

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	666,144	—	(2,579)	—	—	(2,579)
Issuance of common stock in connection with public offering, net of offering costs of $7,011	6,306,271	—	103,348	—	—	103,348
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	—	2,675	—	—	2,675
Net loss	—	—	—	—	(28,754)	(28,754)
Balance at March 31, 2021	52,081,729	$—	$645,730	$(140)	$(533,296)	$112,294
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,024,666	—	1,041	—	—	1,041
Issuance of common stock in connection with public offering, net of offering costs of $8,899	8,098,592	1	134,851	—	—	134,852
Unrealized gain on marketable securities	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	(69)	—	(69)
Stock-based compensation expense	—	—	3,833	—	—	3,833
Net loss	—	—	—	—	(18,161)	(18,161)
Balance at June 30, 2021	61,204,987	$1	$785,455	$(184)	$(551,457)	$233,815
Issuance of common stock in connection with vesting of restricted stock units	21,763	—	29	—	—	29
Unrealized gain on marketable securities	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	176	—	176
Stock-based compensation expense	—	—	3,702	—	—	3,702
Net loss	—	—	—	—	(21,146)	(21,146)
Balance at September 30, 2021	61,226,750	$1	$789,186	$(3)	$(572,603)	$216,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(59,273)	$(68,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607	726
Stock-based compensation expense	10,226	10,209
Revaluation of contingent consideration	(2,400)	22,139
Loss on extinguishment of debt	—	752
Changes in operating assets and liabilities:
Accounts receivable	26	(39)
Prepaid expenses and other assets	3,408	(8)
Accounts payable	(2,319)	1,293
Accrued expenses	1,273	(2,070)
Net cash used in operating activities	(48,452)	(35,059)
Cash flows from investing activities:
Purchases of property and equipment	(500)	(108)
Purchases of marketable securities	(118,729)	(199,862)
Proceeds from sales and maturities of marketable securities	129,155	41,514
Net cash provided by (used in) investing activities	9,926	(158,456)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	238,200
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	72,744	—
Repayment of debt	—	(11,483)
Payments of employee withholding taxes related to restricted stock unit award vesting	(34)	(3,122)
Proceeds from exercise of employee stock options and the issuance of stock	120	1,459
Net cash provided by financing activities	72,830	225,054
Net increase in cash and cash equivalents	34,304	31,539
Cash and cash equivalents at beginning of period	27,349	22,063
Cash and cash equivalents at end of period	$61,653	$53,602

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$4	$—

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $248.1 million and an accumulated deficit of $654.7 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777 and ATI-2138, to develop its preclinical compounds, and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, its changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021.  The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at September 30, 2022.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 10.9% and 11.6% depending on the year of each potential payment.

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

Licensing Revenue

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

Milestone and Royalty Payments – The Company considers any future potential milestones and sales-based royalties to be variable consideration. The Company recognizes royalties and commercial milestone payments as revenue when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC 606 - 10-55-65. The Company recognizes revenue from regulatory milestones when the regulatory milestone is achieved.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,713	$—	$—	$46,713
Marketable securities	—	186,409	—	186,409
Total assets	$46,713	$186,409	$—	$233,122

Liabilities:
Contingent consideration	$—	$—	$26,000	$26,000
Total liabilities	$—	$—	$26,000	$26,000

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,678	$—	$—	$21,678
Marketable securities	—	198,307	—	198,307
Total assets	$21,678	$198,307	$—	$219,985

Liabilities:
Contingent consideration	$—	$—	$28,400	$28,400
Total liabilities	$—	$—	$28,400	$28,400

As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s marketable securities as of September 30, 2022 and December 31, 2021 consisted of commercial paper, and asset-backed, U.S. government, foreign government agency and corporate debt securities, which were all valued based upon Level 2 inputs.  Marketable securities also included U.S. government agency debt securities as of September 30, 2022, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  The Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the three and nine months ended September 30, 2022 and 2021, there were no transfers into or out of Level 3.

The overall $2.4 million decrease in the fair value of the contingent consideration liability during the nine months ended September 30, 2022 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to prior periods.  The decrease was partially offset by an increase in the contingent consideration liability as a result of the impact of the passage of time and other valuation model assumption modifications.

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities	$47,270	$—	$(472)	$46,798
Commercial paper	59,659	—	—	59,659
Asset-backed debt securities	21,366	—	(176)	21,190
Foreign government agency debt securities	4,039	—	(27)	4,012
U.S. government and agency debt securities	55,542	—	(792)	54,750
Total marketable securities	$187,876	$—	$(1,467)	$186,409

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$40,993	$6	$(50)	$40,949
Commercial paper	71,837	—	—	71,837
Asset-backed debt securities	36,166	—	(43)	36,123
Foreign government agency debt securities	4,073	—	(13)	4,060
U.S. government debt securities(2)	45,465	—	(127)	45,338
Total marketable securities	$198,534	$6	$(233)	$198,307
(1) Included in Corporate debt securities is $9.2 million with maturity dates between one and five years.
(2) Included in US government debt securities is $25.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Computer equipment	$1,381	$1,380
Lab equipment	1,886	1,605
Furniture and fixtures	620	620
Leasehold improvements	1,123	1,123
Property and equipment, gross	5,010	4,728
Accumulated depreciation	(3,865)	(3,393)
Property and equipment, net	$1,145	$1,335

Depreciation expense was $0.2 million for each of the three months ended September 30, 2022 and 2021, and   $0.6 million for each of the nine months ended September 30, 2022 and 2021.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	September 30,	December 31,	September 30,	December 31,
(In thousands, except years)	Life (years)	2022	2021	2022	2021
Other intangible assets	4.8	$751	$751	$388	$332
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$388	$332

Amortization expense was $19 thousand for each of the three months ended September 30, 2022 and 2021, and $56 thousand for each of the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2022	$18
2023	75
2024	75
2025	75
2026	75
Thereafter	45
Total	$363

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Employee compensation expenses	$3,830	$4,389
Research and development expenses	3,587	1,278
Litigation settlements (see Note 16)	—	2,650
Other	1,737	1,734
Total accrued expenses	$9,154	$10,051

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

8. Stockholders’ Equity

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of September 30, 2022 or December 31, 2021.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock. There were 66,679,641 and 61,228,446 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through September 30, 2022.

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

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2022, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,449,137 shares.  As of September 30, 2022, 3,019,432 shares remained available for grant under the 2015 Plan.  The Company had 4,343,087 stock options and 1,585,184 RSUs outstanding as of September 30, 2022 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 370,600 stock options outstanding as of September 30, 2022 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 473,977 were outstanding as of September 30, 2022.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rate	2.07%	0.90%
Expected term (in years)	6.2	6.2
Expected volatility	77.95%	76.60%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Granted	2,334,750	14.27
Exercised	(85,672)	1.40		1,115
Forfeited and cancelled	(853,864)	18.70
Outstanding as of September 30, 2022	5,187,664	$16.11	7.4	$15,376
Options vested and expected to vest as of September 30, 2022	5,187,664	$16.11	7.4	$15,376
Options exercisable as of September 30, 2022	2,307,984	$17.35	5.2	$9,345

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2022 was $9.83 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2021	1,496,946	$12.75
Granted	867,707	14.33
Vested	(526,706)	11.55	$7,839
Forfeited and cancelled	(252,763)	12.30
Outstanding as of September 30, 2022	1,585,184	$14.09

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Cost of revenue	$307	$206	$837	$787
Research and development	1,400	939	2,228	2,969
General and administrative	2,481	2,557	7,161	6,453
Total stock-based compensation expense	$4,188	$3,702	$10,226	$10,209

As of September 30, 2022, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $25.5 million and $18.3 million, respectively, which is expected to be recognized over weighted average periods of 3.1 years and 2.9 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for share and per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(19,952)	$(21,146)	$(59,273)	$(68,061)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	66,675,337	61,219,321	64,718,008	55,215,037
Net loss per share, basic and diluted	$(0.30)	$(0.35)	$(0.92)	$(1.23)

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021.  All share amounts presented in the table below represent the total number outstanding as of September 30, 2022 and 2021.

	September 30,
	2022	2021
Options to purchase common stock	5,187,664	3,743,725
Restricted stock unit awards	1,585,184	1,465,963
Total potential shares of common stock	6,772,848	5,209,688

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

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(2,364)	(1,803)
Other assets	$2,876	$3,437

Current portion of lease liabilities	$766	$693
Other liabilities	1,617	2,151
Total operating lease liabilities	$2,383	$2,844

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended September 30, 2022 and 2021 and $0.8 million for each of the nine months ended September 30, 2022 and 2021.

12. Agreements Related to Intellectual Property

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.3 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively.  Royalty income is included in licensing revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

As of September 30, 2022 and December 31, 2021, the balance of the Company’s contingent consideration liability was $26.0 million and $28.4 million, respectively (see Note 3).

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has agreed to pay the Company an upfront payment, regulatory and commercial milestone payments, anniversary payments, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement.

The Company accounts for the Lilly license agreement under ASC Topic 606 and identified the non-exclusive license as a distinct performance obligation, since Lilly can benefit from the license on its own by developing and commercializing the underlying product using its own resources. The Company determined that the license was a right to use the intellectual property and that the Company had provided all necessary information to Lilly to benefit from the license.

During the three months ended September 30, 2022, the Company received $17.6 million from Lilly, a portion of which represented payments for regulatory and commercial milestones that were deemed to have been achieved as of the execution of the license agreement. The Company remains eligible to receive future milestone payments, all of which will be paid by the Company to third parties following receipt as described above. The Company recognized the upfront payment and milestone payments received during the three months ended September 30, 2022, and will recognize future anniversary payments, milestone payments and royalties that may be received from Lilly under the license agreement, as licensing revenue on its condensed consolidated statements of operations and comprehensive loss. During each of the three and nine months ended September 30, 2022, the Company recorded amounts paid to third parties of $7.3 million, and will record amounts it pays out to third parties under its contractual obligations in the future, as licensing expense on its condensed consolidated statements of operations and comprehensive loss.

The Company considers any future potential milestones and the sales-based royalty to be variable consideration. The Company expects that the royalties and commercial milestone payments will be recognized as revenue when the sales occur or the milestones are achieved pursuant to the sales-based royalty exception under ASC Subtopic 606-10-55-65 because the license is the predominant item to which the royalty or sales-based milestones relate.

13. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2022 and 2021.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

The Company’s results of operations by segment for the three and nine months ended September 30, 2022 and 2021 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2022	Therapeutics	Research	and Other	Company
Total revenue	$17,928	$4,299	$(3,209)	$19,018
Cost of revenue	—	3,925	(3,002)	923
Research and development expense	23,863	—	(207)	23,656
General and administrative expense	—	875	4,938	5,813
Licensing expense	7,300	—	—	7,300
Revaluation of contingent consideration	2,200	—	—	2,200
Loss from operations	$(15,435)	$(501)	$(4,938)	$(20,874)

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$244	$3,335	$(1,920)	$1,659
Cost of revenue	—	2,912	(1,813)	1,099
Research and development expense	14,083	—	(107)	13,976
General and administrative expense	—	837	5,142	5,979
Revaluation of contingent consideration	900	—	—	900
Loss from operations	$(14,739)	$(414)	$(5,142)	$(20,295)

(In thousands)		Contract	Corporate	Total
Nine Months Ended September 30, 2022	Therapeutics	Research	and Other	Company
Total revenue	$18,469	$12,795	$(9,265)	$21,999
Cost of revenue	—	11,823	(8,677)	3,146
Research and development expense	57,329	—	(588)	56,741
General and administrative expense	—	2,570	15,417	17,987
Licensing expense	7,300	—	—	7,300
Revaluation of contingent consideration	(2,400)	—	—	(2,400)
Loss from operations	$(43,760)	$(1,598)	$(15,417)	$(60,775)

(In thousands)		Contract	Corporate	Total
Nine Months Ended September 30, 2021	Therapeutics	Research	and Other	Company
Total revenue	$704	$10,016	$(5,460)	$5,260
Cost of revenue	—	8,705	(5,141)	3,564
Research and development expense	30,030	—	(319)	29,711
General and administrative expense	—	2,344	14,332	16,676
Revaluation of contingent consideration	22,139	—	—	22,139
Loss from operations	$(51,465)	$(1,033)	$(14,332)	$(66,830)

Intersegment Revenue

Revenue for the contract research segment included $3.2 million and $1.9 million for services performed on behalf of the therapeutics segment for the three months ended September 30, 2022 and 2021, respectively, and $9.3 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

In December 2021, we initiated study activities in a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose-ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 240 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the second half of 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated study activities in a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). This trial consists of a 12-week treatment period and a 30-day follow-up period. The primary endpoint is the change in inflammatory nodule and abscess count at week 12. The trial has completed enrollment with 95 subjects randomized in the United States. We expect topline data in mid-first half of 2023.

Moderate to Severe Psoriatic Arthritis

In June 2022, we initiated study activities in a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe psoriatic arthritis (ATI-450-PsA-201). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 70 subjects in the United States and in Poland. The primary endpoint is the proportion of subjects achieving ACR20 at week 12.  We expect topline data in the second half of 2023.

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

ATI-2138, an Investigational Oral Covalent ITJ Inhibitor

We are developing ATI-2138, an investigational oral covalent ITK/TXK/JAK3, or ITJ, inhibitor compound, as a potential treatment for T cell-mediated autoimmune diseases.  The ITJ compound interrupts T cell signaling through the combined inhibition of ITK/TXK/JAK3 pathways in lymphocytes.

In October 2021, we submitted an Investigational New Drug application, or IND, for ATI-2138 for the treatment of psoriasis. The IND was allowed by the U.S. Food and Drug Administration, or FDA, in November 2021.

In December 2021, we initiated a Phase 1 randomized, observer-blind, placebo-controlled, single ascending dose (SAD) trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy subjects (ATI-2138-PKPD-101), which we completed in November 2022. In this trial, 64 male and female healthy volunteer subjects were randomized in a 3:1 ratio into seven doses in eight cohorts.  Each cohort consisted of eight randomized subjects, with six receiving ATI-2138 and two receiving placebo. Single dose levels were 1 mg, 3 mg, 5 mg, 15 mg, 25 mg, 50 mg and 80 mg. Preliminary data from this trial showed that ATI-2138 was generally well tolerated at all doses tested in the trial. No serious adverse events or severe adverse events were reported. The most common adverse events in subjects treated with ATI-2138, headache (four subjects) and lightheadedness (two subjects), were mild and transient. ATI-2138 demonstrated linear pharmacokinetic data and absorption with a favorable pharmacokinetic profile up to the 80 mg single dose. The terminal half-life ranged from 1.5 to 2.5 hours. In addition, no significant food effect at the 15 mg dose (fasted versus fed) was observed, and similar pharmacokinetic data was observed with the capsule versus tablet formulation at the 25 mg dose. We also observed dose-dependent inhibition of both ITK and JAK3 exploratory pharmacodynamic biomarkers, and near complete inhibition of the dual ITK and JAK3-stimulated interferon production at the 15 mg through 80 mg doses.

We have selected ulcerative colitis as the intended first clinical development target for ATI-2138. We are also exploring additional indications that are relevant to the mechanism of action. In October 2022, we submitted a new IND for ATI-2138 for the treatment of ulcerative colitis. If the IND is allowed, we plan to initiate a Phase 1 multiple ascending dose (MAD) trial of ATI-2138 in healthy subjects by the end of 2022, with topline data expected in the first half of 2023.

Preclinical Programs

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor compound designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer. IND-enabling studies are currently underway. We expect to submit an IND for ATI-2231 by the end of 2022. If allowed, we expect to progress ATI-2231 into the clinic in 2023. We are currently evaluating the clinical development program for this asset, which could include a collaboration with a third party.

Discovery Programs

We are developing oral gut-biased JAK inhibitors with limited systemic exposure as potential treatments for inflammatory bowel disease. In addition, we are engaged in research to identify brain penetrant kinase inhibitor candidates as potential treatments for neurodegenerative diseases.

Financial Overview

Since our inception, we have incurred significant net losses.  Our net loss was $59.3 million for the nine months ended September 30, 2022 and $90.9 million for the year ended December 31, 2021.  As of September 30, 2022, we had an accumulated deficit of $654.7 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

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

Impacts of COVID-19 on Our Business

The impacts of the global COVID-19 pandemic continue to evolve.  We have implemented a hybrid work model of remote and in-person operations for our employees that enables us to continue to develop our drug candidates and provide contract research services to our clients. We are focused on ensuring the continuity of our operations.

If COVID-19 continues to spread, we may experience disruptions that could severely impact our business, results of operations and prospects, including the timing of our development programs and our clinical trials, including our trials of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and other immuno-inflammatory diseases and ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, and the supply of active pharmaceutical ingredients and drug product for our clinical trials. The extent to which the COVID-19 pandemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted, such as the spread of the disease, the introduction and spread of new variants, travel restrictions, quarantines, stay-at-home orders, social distancing requirements, business closures, staffing shortages, and supply chain and other disruptions in the United States and other countries, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the administration of vaccines.  Accordingly, we do not know the full extent of the potential impacts on our business, our preclinical and clinical development and regulatory activities.

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

License Agreement with Eli Lilly and Company

In August 2022, we entered into a non-exclusive patent license agreement with Eli Lilly and Company, or Lilly. Under the license agreement, we granted Lilly non-exclusive rights under certain patents and patent applications that we exclusively license from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has agreed to pay us an upfront payment, regulatory and commercial milestone payments, anniversary payments, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. We have separate contractual obligations under which we have agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments we receive under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties we may receive under the license agreement.

During the three months ended September 30, 2022, we received $17.6 million from Lilly, a portion of which represented payments for regulatory and commercial milestones that were deemed to have been achieved as of the execution of the license agreement. We remain eligible to receive future milestone payments, all of which will be paid by us to third parties following receipt as described above. We recorded amounts paid to third parties of $7.3 million during the three months ended September 30, 2022.

Components of Our Results of Operations

Revenue

Contract Research

We earn revenue from the provision of laboratory services.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.

Licensing

Licensing revenue primarily consists of upfront consideration, royalties and milestone payments earned pursuant to the asset purchase agreement with EPI Health and the license agreement with Lilly described above.

Other

Other revenue consists of amounts earned from the sub-sublease of our office space.

Cost and Expenses

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

Research and Development

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates.  These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as clinical trial sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials, including domestic technology transfer expenses;
●	quality assurance and quality control costs;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	payments made under agreements with third parties under which we have acquired or licensed intellectual property;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
●	laboratory materials and supplies used to support our research activities.

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

General and Administrative

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions.  General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs, business development costs, insurance costs and travel expenses.

Licensing

Licensing expenses consist of third party contractual obligations incurred related to the receipt of specified payments under the Lilly license agreement described above.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data.  Probability of success assumptions ranged between 10% and 40% at September 30, 2022 compared to between 4% and 40% at September 30, 2021.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 10.9% and 11.6% depending on the year of each potential payment.

During the nine months ended September 30, 2022, we did not modify any significant assumptions; however, due to higher discount rates resulting from higher risk-free rates and wider credit spreads being applied to potential payments relative to prior periods, we recorded an overall decrease in contingent consideration of $2.4 million.  The decreases resulting from the higher discount rates and wider credit spreads were partially offset by increases as a result of the impact of the passage of time.

During the nine months ended September 30, 2021, we updated assumptions for probability of success and estimated future sales levels as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with moderate to severe rheumatoid arthritis and as a result of the completion of a Phase 2a clinical trial of ATI-1777 in subjects with moderate to severe atopic dermatitis.  We also included estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib.  These updates resulted in an increase in the fair value of the contingent consideration liability of $22.1 million.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Revenues:
Contract research	$1,090	$1,415	$(325)	$3,529	$4,556	$(1,027)
Licensing	17,898	214	17,684	18,378	612	17,766
Other	30	30	—	92	92	—
Total revenue	19,018	1,659	17,359	21,999	5,260	16,739

Costs and expenses:
Cost of revenue	923	1,099	(176)	3,146	3,564	(418)
Research and development	23,656	13,976	9,680	56,741	29,711	27,030
General and administrative	5,813	5,979	(166)	17,987	16,676	1,311
Licensing	7,300	—	7,300	7,300	—	7,300
Revaluation of contingent consideration	2,200	900	1,300	(2,400)	22,139	(24,539)
Total costs and expenses	39,892	21,954	17,938	82,774	72,090	10,684
Loss from operations	(20,874)	(20,295)	(579)	(60,775)	(66,830)	6,055

Other income (expense), net	922	(851)	1,773	1,502	(1,231)	2,733
Net loss	$(19,952)	$(21,146)	$1,194	$(59,273)	$(68,061)	$8,788

Revenue

Contract research

Contract research revenue was $1.1 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and was comprised of fees earned from the provision of laboratory services.  The decrease was driven by lower overall hours billed, partially offset by a higher average billing rate.

Contract research revenue was $3.5 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed, partially offset by a higher average billing rate.

Licensing

Licensing revenue was $17.9 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase was driven by $17.6 million of upfront and milestone payments received under the Lilly agreement.

Licensing revenue was $18.4 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was driven by $17.6 million of upfront and milestone payments received under the Lilly agreement.

Costs and Expenses

Cost of Revenue

Cost of revenue was $0.9 million and $3.1 million for the three and nine months ended September 30, 2022, respectively, and $1.1 million and $3.6 million for the three and nine months ended September 30, 2021, respectively.  In each case, cost of revenue related to providing laboratory services.  Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased in the three and nine months ended September 30, 2022 compared to the corresponding prior year periods due to lower variable costs resulting from the decrease in hours billed, partially offset by an increase in fixed overhead costs, including personnel-related costs.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Zunsemetinib	$10,182	$8,207	$1,975	$21,500	$12,532	$8,968
ATI-1777	3,354	450	2,904	9,220	1,894	7,326
ATI-2138	1,793	980	813	4,060	3,330	730
ATI-2231	1,308	263	1,045	4,397	333	4,064
Discovery	1,141	935	206	3,411	2,401	1,010
Other research and development	418	469	(51)	1,084	1,268	(184)
Personnel	4,060	1,733	2,327	10,841	4,984	5,857
Stock-based compensation	1,400	939	461	2,228	2,969	(741)
Total research and development expenses	$23,656	$13,976	$9,680	$56,741	$29,711	$27,030

Zunsemetinib

The increase in expenses for zunsemetinib during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021, a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021, a Phase 2a trial in subjects with psoriatic arthritis, which initiated in June 2022, and several ancillary clinical trials.

ATI-1777

The increase in expenses for ATI-1777 during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to higher costs associated with drug candidate manufacturing and other preclinical development activities as well as costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis.  Lower costs associated with a Phase 2a clinical trial in subjects with atopic dermatitis, which commenced in 2020 and concluded in 2021, partially offset the overall increase in expenses.

ATI-2138

The increase in expenses for ATI-2138 during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to an increase in clinical development expenses associated with a Phase 1 SAD trial, which initiated in December 2021, offset by a decrease in preclinical development activities.

ATI-2231

Expenses for ATI-2231 were higher during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to preclinical development activities and IND-enabling studies as we progressed the program toward IND submission.

Discovery

Expenses related to discovery increased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

Personnel and stock-based compensation expenses increased in the aggregate during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to an increase in costs associated with higher average headcount.  For the nine months ended September 30, 2022 the increase in costs associated with higher average headcount was partially offset by a decrease in stock-based compensation expense mainly attributable to forfeiture credits recorded during the period.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2022	2021	Change	2022	2021	Change
Personnel	$1,283	$1,099	$184	$4,221	$3,205	$1,016
Professional and legal fees	877	1,207	(330)	3,167	3,898	(731)
Facility and support services	601	557	44	1,692	1,369	323
Other general and administrative	571	559	12	1,746	1,751	(5)
Stock-based compensation	2,481	2,557	(76)	7,161	6,453	708
Total general and administrative expenses	$5,813	$5,979	$(166)	$17,987	$16,676	$1,311

Personnel and stock-based compensation

Personnel and stock-based compensation expenses in the aggregate increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to higher average headcount.

Personnel and stock-based compensation expenses in the aggregate increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to higher average headcount and an increase in stock-based compensation expense associated with new equity awards granted in 2022.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, decreased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily as a result of lower accounting and other professional expenses due to a reduction in temporary staffing costs.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 primarily due to an increase in overhead expenses, including increases in tax and license fees and information technology support costs.

Revaluation of Contingent Consideration

The increase in the fair value of our contingent consideration liability during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was mainly due to the modification of a valuation model assumption, offset by higher discount rates being applied to potential payments.

The decrease in the fair value of our contingent consideration liability during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was mainly due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to the prior year period.  We recorded increases during the nine months ended September 30, 2021 from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib, also contributed to the increase during the nine months ended September 30, 2021.

Other Income (Expense), net

Other income (expense), net increased during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 due to lower interest expense associated with the Loan and Security Agreement with Silicon Valley Bank, or SVB, which was repaid in July 2021, and higher interest income on investment portfolio balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities and incurring indebtedness in the form of loans from commercial lenders.  We may engage in additional debt and equity financing transactions in order to raise funds.  We may also receive royalties and milestone payments under existing license and acquisition agreements with third parties. In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $248.1 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Equity Financing

Sale of Common Stock under At-the-Market Facility

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

Cash Flows

Cash and cash equivalents were $61.7 million as of September 30, 2022 compared to $27.3 million as of December 31, 2021.  We also had $186.4 million in short-term marketable securities as of September 30, 2022 compared to $198.3 million in short- and long-term marketable securities as of December 31, 2021.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash and cash equivalents beginning balance	$27,349	$22,063
Net cash used in operating activities	(48,452)	(35,059)
Net cash provided by (used in) investing activities	9,926	(158,456)
Net cash provided by financing activities	72,830	225,054
Cash and cash equivalents ending balance	$61,653	$53,602

Operating Activities

Cash flow related to operating activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Net loss	$(59,273)	$(68,061)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	8,433	33,826
Change in accounts payable and accrued expenses	(1,046)	(777)
Change in accounts receivable	26	(39)
Change in prepaid expenses and other assets	3,408	(8)
Net cash used in operating activities	$(48,452)	$(35,059)

Net cash used in operating activities increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as a result of higher net losses after adjusting for non-cash items and a decrease in cash paid for prepaid expenses and other assets.

The decrease in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of a decrease in revaluation of contingent consideration during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to higher discount rates, resulting from higher risk-free rates and wider credit spreads, being applied to potential payments relative to the prior period.  We recorded increases during the nine months ended September 30, 2021 from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib, also contributed to the increase during the nine months ended September 30, 2021.

The decrease in cash paid for prepaid expenses and other assets resulted from a decrease in the prepaid research and development balance at September 30, 2022 relative to the balance at December 31, 2021, as compared to the prepaid research and development balance at September 30, 2021 relative to the balance at December 31, 2020.  Additionally, the decrease resulted from the realization of previously recorded assets during the nine months ended September 30, 2022.

Investing Activities

Cash flow related to investing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Purchases of property and equipment	$(500)	$(108)
Purchases of marketable securities	(118,729)	(199,862)
Proceeds from sales and maturities of marketable securities	129,155	41,514
Net cash provided by (used in) investing activities	$9,926	$(158,456)

Net cash provided by investing activities for the nine months ended September 30, 2022 compared to net cash used in investing activities for the nine months ended September 30, 2021 primarily resulted from higher sales and maturities of marketable securities during the nine months ended September 30, 2022, which were used to fund our operations, and a reduction of purchases of marketable securities, which were higher during the nine months ended September 30, 2021 following our January 2021 and June 2021 public offerings.

Financing Activities

Cash flow related to financing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$—	$238,200
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	72,744	—
Repayment of debt	—	(11,483)
Payments of employee withholding taxes related to restricted stock unit award vesting	(34)	(3,122)
Proceeds from exercise of employee stock options and the issuance of stock	120	1,459
Net cash provided by financing activities	$72,830	$225,054

Net cash provided by financing activities decreased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to our January 2021 and June 2021 public offerings, partially offset by the proceeds from our April 2022 sale under the at-the-market sales agreement.

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

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet to a third party.  The sub-sublease term runs concurrently with the original sublease agreement. We occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029. Our aggregate remaining lease payment obligations for these two facilities was $3.1 million as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, commercial paper, corporate debt securities, foreign government agency, U.S. government and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.  However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic and ongoing geopolitical tensions has introduced significant volatility in the financial markets during and subsequent to the quarter ended September 30, 2022.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACLARIS THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: November 8, 2022	By:	/s/ Frank Ruffo
Frank Ruffo
Chief Financial Officer
(Principal Financial Officer)