Form 10-K
period 2022-12-31
Aclaris Therapeutics, Inc.
filed 2023-02-23
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻    No ⌧

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $898.4 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of January 31, 2023, 66,692,964 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop our drug candidates;
●	the timing of our planned clinical trials of our drug candidates and the reporting of the results from these trials;
●	the clinical utility of our drug candidates;
●	our plans and expectations related to manufacturing capabilities and strategy;
●	our expectations regarding coverage and reimbursement of our drug candidates, if approved;
●	the timing of our regulatory filings and approvals for our drug candidates;
●	our intellectual property position;
●	our plans to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements;
●	our expectations regarding competition;
●	our expectations regarding our continued reliance on third parties;
●	the impacts of macroeconomic conditions on our business;
●	our expectations regarding our use of capital; and
●	our estimates regarding future revenue, expenses and needs for additional financing.

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

All brand names or trademarks appearing in this Annual Report, including KINect and RHOFADE are the property of their respective owners. Unless the context requires otherwise, references in this report to “Aclaris,” the “Company,” “we,” “us,” and “our” refer to Aclaris Therapeutics, Inc. and its subsidiaries.

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

In 2017, we acquired Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence.  The acquisition of Confluence added small molecule drug discovery and preclinical development capabilities, including KINect, a proprietary drug discovery platform. This allowed us to bring early-stage research and development activities in-house that we previously outsourced to third parties. We leverage these capabilities and KINect to identify potential drug candidates that we may develop independently or in collaboration with third parties. As part of the Confluence acquisition we also acquired our investigational drug candidates zunsemetinib, an inhibitor of the mitogen-activated protein kinase-activated protein kinase 2, or MK2, signaling pathway, ATI-1777, a topical “soft” Janus kinase, or JAK, 1/3 inhibitor, and ATI-2138, an inhibitor of interleukin-2-inducible T cell kinase, or ITK. We also earn revenue from Confluence’s provision of contract research services to third parties.

Our Drug Candidates

Our pipeline of drug candidates that we are currently developing is summarized in the table below. These investigational drugs were developed internally utilizing our proprietary KINect drug discovery platform.

Drug Candidate / Program	Target	Route of Administration	Indication	Development Phase
Immuno-Inflammatory
Zunsemetinib	MK2 inhibitor	Oral	Rheumatoid arthritis (moderate to severe)	Phase 2b
			Hidradenitis suppurativa (moderate to severe)	Phase 2a
			Psoriatic arthritis (moderate to severe)	Phase 2a
ATI-1777	“Soft” JAK 1/3 inhibitor	Topical	Atopic dermatitis (moderate to severe)	Phase 2b
ATI-2138	ITK/JAK3 inhibitor	Oral	T cell-mediated autoimmune diseases	Phase 1
Gut-Biased Program	JAK inhibitor	Oral	Inflammatory bowel disease	Discovery
Oncology
ATI-2231	MK2 inhibitor	Oral	Metastatic breast cancer	Preclinical
Pancreatic cancer

Clinical Programs

Zunsemetinib, an Investigational Oral MK2 Inhibitor

We are developing zunsemetinib, an investigational oral MK2 inhibitor, as a potential treatment for rheumatoid arthritis, hidradenitis suppurativa and psoriatic arthritis. MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8, IL17 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6/IL17 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

Moderate to Severe Rheumatoid Arthritis

In March 2020, we initiated a 12-week, Phase 2a, multicenter, randomized, investigator and patient-blind, sponsor-unblinded, parallel group, placebo-controlled clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-201). In the trial, which consisted of a 12-week treatment period and a 4-week follow-up period, 19 subjects were randomized in a 3:1 ratio and received either zunsemetinib at 50 mg twice daily or placebo, in combination with methotrexate, for 12 weeks.

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

In December 2021, we initiated a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose-ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 240 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the second half of 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). This trial consists of a 12-week treatment period and a 30-day follow-up period. The trial has completed enrollment with 95 subjects randomized in the United States. The primary endpoint is the change in inflammatory nodule and abscess count at week 12. We expect topline data in March of 2023.

Moderate to Severe Psoriatic Arthritis

In June 2022, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe psoriatic arthritis (ATI-450-PsA-201). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 70 subjects in the United States and in Poland. The primary endpoint is the proportion of subjects achieving ACR20 at week 12.  We expect topline data by the end of 2023.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

We are developing ATI-1777, an investigational topical “soft” JAK 1/3 inhibitor, as a potential treatment for moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In October 2020, we initiated a Phase 2a, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-201). In the trial, which consisted of a 4-week treatment period and a 2-week follow-up period during which no treatment was given, 50 subjects with moderate to severe atopic dermatitis were randomized in a 1:1 ratio into one of two arms: ATI-1777 topical solution 2.0% w/w or vehicle applied twice daily. In June 2021, we announced that the trial achieved its primary endpoint, which was the percent change from baseline in the modified Eczema Area and Severity Index, or mEASI, score at week 4, with a high degree of statistical significance (p<0.001) (one-sided p-value), which corresponded to a 74.4% reduction in mEASI score from baseline at week 4 in subjects applying ATI-1777 compared to a 41.4% reduction in subjects applying vehicle. The final data was based on the full analysis set, or FAS, which was comprised of 48 subjects randomized and documented to have received at least one dose of trial medication. Positive trends in favor of ATI-1777 were observed in key secondary efficacy endpoints, such as improvement in itch, percent of mEASI-50 responders, investigator’s global assessment responder analysis, and reduction in body surface area impacted by disease. In addition, the FAS analysis also showed positive trends in favor of ATI-1777 in percent of mEASI-75 responders (65.2% for ATI-1777 compared to 24.0% for vehicle) and mEASI-90 responders (30.4% for ATI-1777 compared to 20.0% for vehicle). These secondary efficacy endpoints were not powered for statistical significance. Based on an analysis of pharmacokinetic plasma samples in the ATI-1777 arm at multiple timepoints, minimal systemic exposure was observed, which supports a “soft” topical JAK inhibitor approach. ATI-1777 was generally well tolerated. No serious adverse events were reported. The most common adverse events (reported in at least 2 subjects in the trial) were increased blood CPK levels and headache in subjects in the ATI-1777 arm and UTI (one in each of the ATI-1777 and the vehicle arm); none of these adverse events in the ATI-1777 arm were determined by the clinical trial investigators to be related to ATI-1777. One treatment-related adverse event, application site pruritus, was reported in one subject in the ATI-1777 arm.

In May 2022, we initiated a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-202). In this trial, we are exploring multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. This trial consists of a 4-week treatment period and a 2-week follow-up period, and seeks to enroll approximately 240 subjects in the United States. The primary endpoint is the percentage change from baseline in EASI score at week 4. We expect topline data mid-2023.

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

We are developing ATI-2138, an investigational oral covalent ITK/JAK3 inhibitor, as a potential treatment for T cell-mediated autoimmune diseases.  The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes. We have selected ulcerative colitis as the intended first clinical development target for ATI-2138. We are also exploring additional indications that are relevant to the mechanism of action.

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

In October 2022, we submitted a new IND for ATI-2138 for the treatment of ulcerative colitis, which was allowed in November 2022. In December 2022, we initiated a Phase 1 placebo-controlled, randomized, multiple ascending dose (MAD) trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy volunteers (ATI-2138-PKDP-102). This trial seeks to enroll approximately 60 healthy volunteers in the United States. We expect topline data in the second half of 2023.

Preclinical Programs

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer. We expect clinical development activities to be initiated in 2023, which we expect to advance as a collaboration with an academic third party.

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

With respect to zunsemetinib as a potential treatment for immuno-inflammatory diseases such as rheumatoid arthritis, hidradenitis suppurativa and psoriatic arthritis, there are several different types of therapies in the market. Medications for the treatment of rheumatoid arthritis and psoriatic arthritis currently fall into two categories: drugs that ease symptoms such as nonsteroidal anti-inflammatory drugs and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids and disease-modifying anti-rheumatic drugs, or DMARDs. DMARDs include (i) conventional synthetic DMARDs, such as methotrexate, sulfasalazine, leflunomide and hydroxychloroquine, (ii) biologic DMARDs (monoclonal antibodies which inhibit targets such as TNFα, IL1β, IL6, IL17 and costimulatory signaling mechanisms), and (iii) targeted synthetic DMARDs such as JAK inhibitors. Hidradenitis suppurativa is currently treated with antibiotics, corticosteroids and surgery, as well as anti-TNF therapy. Drugs for the treatment of immuno-inflammatory diseases such as rheumatoid arthritis, hidradenitis suppurativa and psoriatic arthritis,  are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Pfizer, Novartis, UCB, Regeneron Pharmaceuticals, and Roche. In addition, we are aware of a number of companies developing and conducting clinical trials for investigational drug candidates, including biosimilars, that, if approved, could compete with zunsemetinib, if approved, for the treatment of immuno-inflammatory diseases.

With respect to ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, injectable and oral methotrexate products, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and over-the-counter, or OTC, topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Incyte, LEO Pharma A/S, Pfizer, and Sanofi and Regeneron Pharmaceuticals. In addition, we are aware of a number of companies including large pharmaceutical companies, such as Eli Lilly, Novartis, LEO Pharma A/S, Pfizer, and Dermavant Sciences developing and conducting clinical trials for investigational drug candidates, that, if approved, could compete with ATI-1777, if approved, for the treatment of atopic dermatitis.

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

With respect to our MK2 signaling pathway inhibitor development program, we own numerous issued patents and pending applications to novel MK2 pathway inhibitors, including our lead candidate zunsemetinib, and various methods of use that expire, or would expire, between 2031 and 2041, subject to any applicable patent term adjustment or extension that may be available in a particular country.  For example, we own two issued U.S. patents and issued patents and pending applications in the European Union and other foreign countries directed to zunsemetinib and analogs thereof and certain methods of using the same.  The U.S. patents expire in 2034 and any claims that may issue from the pending applications expire in 2034, subject to any applicable adjustment or extension. Further, we own numerous pending patent applications in the U.S., European Union and other foreign countries directed to certain methods of using zunsemetinib, methods of manufacturing zunsemetinib and crystal forms of zunsemetinib, which, if issued, would each expire in 2041, subject to any applicable adjustment or extension. We also own pending patent applications in the U.S., European Union and other foreign countries directed to ATI-2231, and methods of use, which, if issued, would expire in 2040, subject to any applicable adjustment or extension.

With respect to our “soft” JAK inhibitor development program, we own one issued U.S. patent and numerous pending applications in the U.S. and foreign countries to novel “soft” JAK inhibitors and various methods of use that expire, or would expire, between 2038 and 2042, subject to any applicable patent term adjustment or extension that may be available in a particular country.  For example, we own one U.S. patent and pending applications in the U.S., European Union and other foreign countries directed to various novel inhibitors of JAK1 and/or JAK3, including ATI-1777, and methods of using the same, which, if issued, would expire in 2038, subject to any applicable adjustment or extension. We also own PCT applications directed to crystal forms of ATI-1777 and directed to methods of using ATI-1777 and topical formulations, which, if issued, would expire in 2041 and 2042, respectively, subject to any applicable adjustment or extension.

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

There have been executive branch, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law.  On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act.  Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or the BBA, and the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, cancer treatment centers and imaging centers. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.  In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is unclear how the IRA will be implemented in the future, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. The effect of reducing prices and reimbursement for certain of our drug candidates, if approved, could significantly impact our business and consolidated results of operations. In addition, the IRA may meaningfully influence our and pharmaceutical industry business strategies. In particular, it may reduce the attractiveness of investment in small molecule and biologic innovation. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 105 total employees, of which 100 were full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant net losses. We incurred net losses of $86.9 million and $90.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $682.3 million. We have financed our operations over the last several years primarily from sales of equity securities and incurring indebtedness in the form of loans from commercial lenders.

We have devoted substantially all of our financial resources and efforts to the development of our drug candidates, including preclinical studies and clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in the near term as we:

●	pursue strategic alternatives, including identifying and seeking to consummate transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates;
●	continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases;
●	continue to develop our preclinical drug candidates, including ATI-2231;
●	continue to discover and develop additional drug candidates;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur legal, accounting, investor relations and other administrative expenses in operating as a public company.

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $229.8 million. We believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or drug candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will require additional capital to complete the clinical development of zunsemetinib, ATI-1777 and ATI-2138, to develop our preclinical compounds and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we could be forced to curtail our planned operations.

Our business is dependent on the successful development of our drug candidate, zunsemetinib.

Our pipeline includes zunsemetinib, our investigational oral, novel, selective MK2 inhibitor compound, which we are developing as a potential treatment for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis. The success of our business will significantly depend on our successful development of and/or our ability to pursue strategic alternatives for, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize, zunsemetinib.

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

Our business could be adversely affected by the evolving and ongoing impact of the COVID-19 global pandemic in regions where we or third parties on which we rely have manufacturing facilities, clinical trial sites or other business operations.

The impact of the global COVID-19 pandemic continues to evolve. Clinical site initiation, patient enrollment and recruitment and the supply of materials for our drug candidates may be adversely affected due to the COVD-19 pandemic, including as a result of staffing shortages and COVID-19 infections. Some subjects may not be able to comply with clinical trial protocols if quarantines impede patient movement.

The extent to which the COVID-19 pandemic or a similar health pandemic or epidemic impacts our business, our preclinical and clinical development and our regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted. Accordingly, we do not yet know the full extent of the impacts on our business, our preclinical and clinical development and regulatory activities, healthcare systems or the global economy as a whole.  However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

We currently conduct and may in the future conduct clinical trials for our drug candidates outside the United States. The FDA, EMA or comparable foreign regulatory authorities may not accept data from such trials.

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

In addition, any escalation of political tensions, economic instability, military activity or civil hostilities outside the United States could disrupt our ability to conduct trials outside of the United States, or delay or adversely affect the timeliness of such trials. This could result in the need for alternative trial sites, which could be costly and time-consuming and delay the clinical development of our drug candidates.

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

Because we have limited financial and management resources, we focus on development programs and drug candidates that we identify for specific indications. As such, we are currently primarily focused on the development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases and ATI-2231 as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer.  As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

With respect to zunsemetinib as a potential treatment for immuno-inflammatory diseases such as rheumatoid arthritis, hidradenitis suppurativa and psoriatic arthritis, there are several different types of therapies in the market. Medications for the treatment of rheumatoid arthritis and psoriatic arthritis currently fall into two categories: drugs that ease symptoms such as nonsteroidal anti-inflammatory drugs and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids and DMARDs. DMARDs include (i) conventional synthetic DMARDs, such as methotrexate, sulfasalazine, leflunomide and hydroxychloroquine, (ii) biologic DMARDs (monoclonal antibodies which inhibit targets such as TNFα, IL1β, IL6, IL17 and costimulatory signaling mechanisms), and (iii) targeted synthetic DMARDs such as JAK inhibitors. Hidradenitis suppurativa is currently treated with antibiotics, corticosteroids and surgery, as well as anti-TNF therapy. Drugs for the treatment of immuno-inflammatory diseases such as rheumatoid arthritis, hidradenitis suppurativa and psoriatic arthritis are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Amgen, Bristol Myers Squibb, Eli Lilly, Johnson & Johnson, Pfizer, Novartis, UCB, Regeneron Pharmaceuticals,  and Roche. In addition, we are aware of a number of companies developing and conducting clinical trials for investigational drug candidates, including biosimilars, that, if approved, could compete with zunsemetinib, if approved, for the treatment of immuno-inflammatory diseases.

With respect to ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, injectable and oral methotrexate products, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and OTC topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Incyte, LEO Pharma A/S, Pfizer, and Sanofi and Regeneron Pharmaceuticals. In addition, we are aware of a number of companies including large pharmaceutical companies, such as Eli Lilly, Novartis, LEO Pharma A/S, Pfizer, and Dermavant Sciences developing and conducting clinical trials for investigational drug candidates, that, if approved, could compete with ATI-1777, if approved, for the treatment of atopic dermatitis.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or other foreign patent office, or become involved in opposition, central revocation, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us, without payment to us, or result in the inability of our potential third-party partners to manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications that we own or license is threatened, it could dissuade companies from partnering with us to license, develop and/or commercialize our drug candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or our potential third-party partners or otherwise provide us or our potential third-party partners with any competitive advantage. Competitors may be able to circumvent our patents by developing similar or alternative technologies or drugs in a non-infringing manner.

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

Competitors may infringe our issued patents or other intellectual property. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description, or similar requirements outside of the United States. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar administrative proceedings outside the United States, in parallel with litigation or, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our drug candidates. Such a loss of patent protection would harm our business.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, zunsemetinib is currently covered by patents and applications in the United States, European Union and other foreign markets. While we have issued U.S. patents directed to ATI-1777 and ATI-2138, we do not currently have any patents for such drug candidates in the European Union or other foreign markets; rather, we have pending applications in the European Union and other foreign markets directed to each of ATI-

1777 and ATI-2138. Currently, we do not have any issued patents directed to ATI-2231, but we have a pending PCT application.

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

If any of our drug candidates advance through development or are approved by the FDA or foreign regulatory authority, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio covering these drug candidates. The challenge may come in the form of a patent office proceeding, such as an inter partes review challenging the validity of the patents, or a district court proceeding such as a paragraph IV litigation arising out of the filing of an ANDA. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our drug candidates, if approved. Any such challenge could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement, which would harm our ability to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, and earn revenue from such arrangements. In addition, any such challenge on any divested product could harm our ability to earn revenue from the arrangements for such product.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, one or more of our U.S. patents may be eligible for limited patent term extension under The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, for a drug candidate. The Hatch-Waxman Act permits a patent extension term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the total patent term including the period of extension cannot exceed 14 years from the product’s approval date.  Furthermore, this extension is limited to only one patent per regulatory review period that covers the approved product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. Similar provisions are available in certain foreign countries, such as the European Union and Japan.

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

For example, following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain patents and trademarks in the United Kingdom. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. It is possible that implementation of the EU Patent Package will occur in the first half of 2023. If the EU Patent Package is ratified and in effect, all European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions. Under the EU Patent Package as currently proposed, once the UPC is established, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package is ratified could either accept a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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
●	federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act (that can be enforced through civil whistleblower or qui tam actions), and the civil monetary penalties law, which impose criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, which impose obligations on covered health care providers, health plans, and health care clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act (commonly known as the Physician Payments Sunshine Act) and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and for applicable manufacturers to report annually to CMS information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to health care providers; state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures; state laws that require drug manufacturers to report pricing information regarding certain drugs; and/or that require registration of certain employees engaged in marketing activities in the location; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been executive branch, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.  It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken.  Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our ability to earn revenue from arrangements with our potential third-party partners for our drug candidates.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs.  In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. It is unclear whether these or similar policy initiatives will be implemented in the future. The effect of reducing prices and reimbursement for certain of our drug candidates, if approved, could significantly impact our business and consolidated results of operations. In addition, the IRA may meaningfully influence our and pharmaceutical industry business strategies. In particular, it may reduce the attractiveness of investment in small molecule and biologic innovation. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our potential third-party partners to more stringent drug labeling and post-marketing testing and other requirements. These risks may compromise our ability to earn revenue from arrangements with such third-party partners for our drug candidates.

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

We are highly dependent on the management, development, clinical, financial, and business development expertise of Dr. Douglas Manion, our Chief Executive Officer and President, Kevin Balthaser, our Chief Financial Officer, Dr. Joseph Monahan, our Chief Scientific Officer, Dr. Gail Cawkwell, our Chief Medical Officer, and James Loerop, our Chief Business Officer, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us or resign at any time.  We do not maintain “key person” insurance for any of our key executives other than for Dr. Manion.

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

In addition, we have a hybrid work model of remote and in-person operations for our employees that enables us to continue to develop our drug candidates and provide contract research services to our clients. The effects of our hybrid work model may negatively impact productivity, disrupt our business and delay our preclinical drug development and clinical trials and timelines. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of $446.7 million and $477.9 million, respectively, which will begin to expire in 2032.  Under federal law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. It is uncertain if and to what extent various states will conform to the federal tax law.  As of December 31, 2022, we also had federal research and development tax credit carryforwards of 15.1 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. We also have $0.2 million of loss carryforwards in the United Kingdom which can be carried forward indefinitely. These NOL and tax credit carryforwards could expire unused or due to limitation on use be unavailable to offset future income tax liabilities.  In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited.  We have completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2021.  Although we have experienced Section 382 ownership changes since 2012, we have concluded that we should have sufficient ability to utilize NOLs accumulated during the periods tested.  We have not yet determined if a Section 382 ownership change has occurred after December 31, 2021.  In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it might harm our future operating results by effectively increasing our future tax obligations.

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

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance, or ESG, matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such assessments, in the healthcare industry, issues of the public’s ability to access medicines are of particular importance.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, stock price, financial condition, or results of operations, including the sustainability of our business over time.

Unfavorable conditions, including inflationary pressure, in the global economy could limit our ability to grow our business and negatively affect our operating results.

General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

We also sublease 26,694 square feet of office and laboratory space in St. Louis, Missouri, which we use for our therapeutics and contract research businesses. The sublease has an initial term through June 2029. We have the option to extend the initial term for two additional five-year periods.

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

Stockholders

As of January 31, 2023, we had 66,692,964 shares of common stock outstanding held by 48 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Stock Performance Graph

The graph below compares the cumulative total stockholder return for the period December 31, 2017 through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The graph assumes an investment of $100 on December 31, 2017 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and the reinvestment of dividends, if any, although we have never declared or paid any dividends on our common stock. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

The graph and table below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Aclaris Therapeutics, Inc.	$100.00	$29.97	$7.66	$26.24	$58.96	$63.87
Nasdaq Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Biotechnology Index	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59

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

Clinical Programs

Zunsemetinib, an Investigational Oral MK2 Inhibitor

We are developing zunsemetinib, an investigational oral, novel, small molecule selective MK2 inhibitor, as a potential for the treatment for rheumatoid arthritis, hidradenitis suppurativa and psoriatic arthritis.  MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8, IL17 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology.  As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6/IL17 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

Moderate to Severe Rheumatoid Arthritis

In December 2021, we initiated a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose-ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 240 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the second half of 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). This trial consists of a 12-week treatment period and a 30-day follow-up period. The primary endpoint is the change in inflammatory nodule and abscess count at week 12. The trial has completed enrollment with 95 subjects randomized in the United States. We expect topline data in March of 2023.

Moderate to Severe Psoriatic Arthritis

In June 2022, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe psoriatic arthritis (ATI-450-PsA-201). This trial consists of a 12-week treatment period and a 30-day follow-up period, and seeks to enroll approximately 70 subjects in the United States and in Poland. The primary endpoint is the proportion of subjects achieving ACR20 at week 12.  We expect topline data by the end of 2023.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

We are developing ATI-1777, an investigational topical “soft” JAK 1/3 inhibitor, as a potential treatment for moderate to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In May 2022, we initiated a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-202). In this trial, we are exploring multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. This trial consists of a 4-week treatment period and a 2-week follow-up period, and seeks to enroll approximately 240 subjects in the United States. The primary endpoint is the percentage change from baseline in EASI score at week 4. We expect topline data mid-2023.

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

We are developing ATI-2138, an investigational oral covalent ITK/JAK3 inhibitor, as a potential treatment for T cell-mediated autoimmune diseases.  The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes. We have selected ulcerative colitis as the intended first clinical development target for ATI-2138. We are also exploring additional indications that are relevant to the mechanism of action.

In October 2022, we submitted a new IND for ATI-2138 for the treatment of ulcerative colitis, which was allowed by the FDA in November 2022. In December 2022, we initiated a Phase 1 placebo-controlled, randomized, multiple ascending dose (MAD) trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy volunteers (ATI-2138-PKPD-102). This trial seeks to enroll approximately 60 healthy volunteers in the United States. We expect topline data in the second half of 2023.

Preclinical Programs

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer. We expect clinical development activities to be initiated in 2023, which we expect to advance as a collaboration with an academic third party.

Discovery Programs

We are developing oral gut-biased JAK inhibitors with limited systemic exposure as potential treatments for inflammatory bowel disease. In addition, we are engaged in research to identify brain penetrant kinase inhibitor candidates as potential treatments for neurodegenerative diseases.

Financial Overview

Since our inception, we have incurred significant net losses.  Our net loss was $86.9 million for the year ended December 31, 2022 and $90.9 million for the year ended December 31, 2021.  As of December 31, 2022, we had an accumulated deficit of $682.3 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

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

Upon execution of the agreement, we received $17.6 million from Lilly, a portion of which represented payments for regulatory and commercial milestones that were deemed to have been achieved as of the execution of the license agreement. We remain eligible to receive future milestone payments, all of which will be paid by us to third parties following receipt as described above. We recorded amounts paid to third parties of $7.3 million during the year ended December 31, 2022.

During the year ended December 31, 2022, we received $0.2 million in royalties from Lilly, a portion of which was payable to third parties.

License Agreement with Pediatrix Therapeutics, Inc.

In November 2022, we entered into a license agreement with Pediatrix Therapeutics, Inc., or Pediatrix, under which we granted Pediatrix the exclusive rights to develop, manufacture and commercialize ATI-1777 in Greater China. Pediatrix has agreed to pay us an upfront payment, development, regulatory and commercial milestone payments, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of ATI-1777 by Pediatrix in Greater China. A portion of consideration received from Pediatrix is payable to the former Confluence equity holders as described above.

Upon execution of the agreement, we received an upfront payment of $5.0 million from Pediatrix, a portion of which was payable to the former Confluence equity holders as described above.

Components of Our Results of Operations

Revenue

Contract Research

We earn revenue from the provision of laboratory services.  Contract research revenue is generally evidenced by contracts with clients which are on an agreed upon fixed-price, fee-for-service basis and are generally billed on a monthly basis in arrears for services rendered.

Licensing

Licensing revenue primarily consists of upfront consideration, royalties and milestone payments earned pursuant to license and acquisition agreements with third parties, as described above.

Other

Other revenue consists of amounts earned from the sub-sublease of our office space, which was terminated during the year ended December 31, 2022.

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

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, ATI-2231 as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer, and as we continue the development of our preclinical compounds and discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials and are tracked on a program-by-program basis.  We do not allocate personnel costs or other indirect expenses to specific research and development programs.

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

Licensing

Licensing expenses consist of third-party contractual obligations incurred under license and acquisition agreements with third parties, as described above.

Revaluation of Contingent Consideration

Revaluation of contingent consideration consists of changes in the fair value of our contingent consideration liability between reporting dates.

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities and in prior periods included interest expense related to debt obligations.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

There were no impairment losses recorded during the years ended December 31, 2022 and 2021.

Contingent Consideration

We initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement was involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs.  Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions.  These assumptions are highly dependent on the outcome and timing of the development of our drug candidates. We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our consolidated statement of operations.  Any such changes could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 40% at December 31, 2022 and 2021. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 9.8% and 10.2% depending on the year of each potential payment.

During the year ended December 31, 2022, we updated future sales level assumptions for zunsemetinib. These changes, and the impact from the passage of time, resulted in a net charge of $4.7 million during the year ended December 31, 2022.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model.  Historically, we estimated expected volatility based on historical volatility of a set of peer companies, which are publicly traded. Starting in 2022, we estimated expected volatility based on our stock price's historical volatility, as we determined that we had adequate historical data regarding the volatility of our own publicly-traded stock price.  The expected term of our stock options has been determined using the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options we granted to non-employees is equal to the contractual term of the option award.  The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.  We use an expected dividend yield of zero because we have not paid cash dividends to date, and have no intention of paying cash dividends in the future.

The fair value of each RSU is measured using the closing price of our common stock on the date of grant.

Income Taxes

Since our inception, we have not recorded U.S. federal or state income tax benefits for the net operating losses we have incurred in each year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations

For discussion on financial condition and results of operations pertaining to the year ended December 31, 2021 compared to the year ended December 31, 2020, see our Annual Report on Form 10-K for the year ended December 31, 2021, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(In thousands)	2022	2021	Change
Revenues:
Contract research	$4,395	$5,830	$(1,435)
Licensing	25,100	809	24,291
Other	257	122	135
Total revenue	29,752	6,761	22,991

Costs and expenses:
Cost of revenue	4,023	4,713	(690)
Research and development	77,813	43,813	34,000
General and administrative	25,133	23,619	1,514
Licensing	7,937	—	7,937
Revaluation of contingent consideration	4,700	24,339	(19,639)
Total costs and expenses	119,606	96,484	23,122
Loss from operations	(89,854)	(89,723)	(131)

Other income (expense), net	2,946	(1,142)	4,088
Net loss	$(86,908)	$(90,865)	$3,957

Revenue

Contract Research

Contract research revenue was $4.4 million and $5.8 million for the years ended December 31, 2022 and 2021, respectively, and was comprised of fees earned from the provision of laboratory services to our clients.  The decrease was driven by lower overall hours billed, partially due to an increased focus on internal development programs, which was offset by a higher average billing rate.

Licensing

Licensing revenue was $25.1 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by $17.6 million of upfront and milestone payments received under the Lilly agreement and the $5.0 million upfront payment received under the Pediatrix agreement.

Cost and Expenses

Cost of Revenue

Cost of revenue was $4.0 million and $4.7 million for the years ended December 31, 2022 and 2021, respectively, and in each case related to providing laboratory services to our clients.  Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased during the year ended December 31, 2022 due to lower variable costs resulting from the decrease in hours billed, partially offset by an increase in fixed overhead costs, including personnel-related costs.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Year Ended
	December 31,
(In thousands)	2022	2021	Change
Zunsemetinib	$28,133	$17,887	$10,246
ATI-1777	12,113	2,439	9,674
ATI-2138	7,704	4,114	3,590
ATI-2231	4,828	2,949	1,879
Discovery	4,564	3,192	1,372
Other research and development	1,564	1,568	(4)
Personnel	15,162	7,798	7,364
Stock-based compensation	3,745	3,866	(121)
Total research and development expenses	$77,813	$43,813	$34,000

Zunsemetinib

The increase in expenses for zunsemetinib during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021, a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021, a Phase 2a trial in subjects with psoriatic arthritis, which initiated in June 2022, and several ancillary clinical trials.

ATI-1777

The increase in expenses for ATI-1777 during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to higher costs associated with drug candidate manufacturing and other preclinical development activities as well as costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis. Lower costs associated with a Phase 2a clinical trial in subjects with atopic dermatitis, which commenced in 2020 and concluded in 2021, partially offset the overall increase in expenses.

ATI-2138

Expenses for ATI-2138 were higher during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due higher costs associated with preclinical development activities as well as costs associated with a Phase 1 SAD trial, which initiated in December 2021, and a Phase 1 MAD trial, which initiated in December 2022.

ATI-2231

Expenses for ATI-2231 were higher during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to preclinical development activities and IND-enabling studies as we progressed the program toward IND submission.

Discovery

Expenses related to discovery increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

Personnel and stock-based compensation expenses increased in the aggregate during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in costs associated with higher average headcount, which was partially offset by a decrease in stock-based compensation expense mainly attributable to forfeiture credits recorded during the period.

General and Administrative

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(In thousands)	2022	2021	Change
Personnel	$6,028	$4,887	$1,141
Professional and legal fees	4,319	5,249	(930)
Facility and support services	2,302	1,984	318
Other general and administrative	2,341	2,286	55
Stock-based compensation	10,143	9,213	930
Total general and administrative expenses	$25,133	$23,619	$1,514

Personnel and stock-based compensation

Personnel and stock-based compensation expenses increased during the year ended December 31, 2022 compared to December 31, 2021 primarily due to higher average headcount and an increase in stock-based compensation expense associated with new equity awards granted in 2022, partially offset by lower costs associated with the separation of executive officers.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, were lower during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of lower accounting and other professional expenses due to a reduction in temporary staffing costs.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in overhead expenses, including increases in tax and license fees and information technology support costs.

Licensing

We incurred licensing expense during the year ended December 31, 2022 due to amounts payable to third parties under third-party license and acquisition agreements. We did not incur licensing expense during the year ended December 31, 2021.

Revaluation of Contingent Consideration

The fair value of our contingent consideration liability increased during the year ended December 31, 2022 mainly due to an increase in future sales level assumptions for zunsemetinib and the passage of time.

The fair value of our contingent consideration liability increased during the year ended December 31, 2021 primarily from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis.  Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib, also contributed to the increase during the year ended December 31, 2021.

Other Income (Expense), net

Other income (expense), net increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to there being no interest expense associated with the Loan and Security Agreement with Silicon Valley Bank, or SVB, which was repaid in July 2021, and higher interest income on investment portfolio balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations.  Prior to our acquisition of Confluence in August 2017, we did not generate any revenue.  We have financed our operations over the last several years primarily through sales of our equity securities and incurring indebtedness in the form of loans from commercial lenders.  We may engage in additional debt and equity financing transactions in order to raise funds.  We may receive royalties and milestone payments from third-party licensing and acquisition agreements. In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $229.8 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

Cash Flows

Cash and cash equivalents were $45.3 million as of December 31, 2022 compared to $27.3 million as of December 31, 2021.  We also had $184.5 million in short- and long-term marketable securities as of December 31, 2022 compared to $198.3 million as of December 31, 2021.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Year Ended
	December 31,
(In thousands)	2022	2021
Cash and cash equivalents beginning balance	$27,349	$22,063
Net cash used in operating activities	(67,567)	(52,134)
Net cash provided by (used in) investing activities	12,628	(167,632)
Net cash provided by financing activities	72,867	225,052
Cash and cash equivalents ending balance	$45,277	$27,349

Operating Activities

Cash flow related to operating activities was the result of:

	Year Ended
	December 31,
(In thousands)	2022	2021
Net loss	$(86,908)	$(90,865)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	20,536	40,074
Change in accounts payable and accrued expenses	960	4,125
Change in accounts receivable	139	149
Change in prepaid expenses and other assets	(2,294)	(5,617)
Net cash used in operating activities	$(67,567)	$(52,134)

Net cash used in operating activities increased for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of higher net losses after adjusting for revaluation of contingent consideration and other non-cash items and an increase in cash paid for prepaid expenses and other assets. This change was partially offset by a decrease in cash paid to settle outstanding accounts payable.

The decrease in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of a decrease in revaluation of contingent consideration during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in revaluation of contingent consideration during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily the result of higher charges during the year ended December 31, 2021 from updates to the probability of success and estimated future sales level assumptions as a result of the completion of a Phase 2a clinical trial of zunsemetinib in subjects with rheumatoid arthritis, as well as the completion of a Phase 2a clinical trial of ATI-1777 in subjects with atopic dermatitis. Additionally, the inclusion of estimated future sales of zunsemetinib as a potential treatment for hidradenitis suppurativa and psoriatic arthritis, which are additional planned indications for zunsemetinib, also contributed to the higher charges during the year ended December 31, 2021.

Investing Activities

Cash flow related to investing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2022	2021
Purchases of property and equipment	$(605)	$(308)
Purchases of marketable securities	(164,753)	(235,153)
Proceeds from sales and maturities of marketable securities	177,986	67,829
Net cash provided by (used in) investing activities	$12,628	$(167,632)

The change in net cash provided by investing activities for the year ended December 31, 2022 compared to net cash used in investing activities for the year ended December 31, 2021 primarily resulted from higher sales and maturities of marketable securities during the year ended December 31, 2022, which were used to fund our operations, and a reduction of purchases of marketable securities, which were higher during the year ended December 31, 2021 following our January 2021 and June 2021 public offerings.

Financing Activities

Cash flow related to financing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2022	2021
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	$—	$238,200
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	72,744	—
Repayment of debt	—	(11,483)
Payments of employee withholding taxes related to restricted stock unit award vesting	(34)	(3,124)
Proceeds from exercise of employee stock options and the issuance of stock	157	1,459
Net cash provided by financing activities	$72,867	$225,052

Cash provided by financing activities decreased for the year ended December 31, 2022 compared to December 31, 2021 primarily due to our January 2021 and June 2021 public offerings, partially offset by the proceeds from our April 2022 sale under the at-the-market sales agreement.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, ATI-1777 as a potential treatment for moderate to severe atopic dermatitis, ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases and ATI-2231 as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates.  We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K based on our current operating assumptions.  We will require additional capital to complete the clinical development of zunsemetinib, ATI-1777 and ATI-2138, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates, and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023.  In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet.  The sub-sublease was terminated in December 2022. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029.

Our aggregate remaining lease payment obligations for these two spaces was $2.9 million as of December 31, 2022. In February 2023, we added an additional 6,261 square feet of office and laboratory space in St. Louis.

Agreement and Plan of Merger – Confluence

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, commercial paper, corporate debt securities, U.S. government debt securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.  However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aclaris Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of the Contingent Consideration Liability related to zunsemetinib

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s contingent consideration balance was $33.1 million as of December 31, 2022, of which a significant portion of the liability relates to zunsemetinib. Management initially recorded a contingent consideration liability at fair value on the date of acquisition related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of development, regulatory and commercial milestones, as well as estimated future projected sales levels and the discount rates applied to calculate the present value of the potential payments. Management evaluates fair value estimates of the contingent consideration liability on a quarterly basis using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payment. Changes in the fair value of the contingent consideration are recorded as income or expense in the Company’s consolidated statement of operations and comprehensive loss. Significant assumptions used in management’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and review of existing clinical data.

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

February 23, 2023

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$45,277	$27,349
Short-term marketable securities	172,294	164,065
Accounts receivable, net	484	623
Prepaid expenses and other current assets	13,495	12,995
Total current assets	231,550	205,032
Marketable securities	12,242	34,242
Property and equipment, net	1,099	1,335
Intangible assets	6,973	7,048
Other assets	2,732	3,554
Total assets	$254,596	$251,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,351	$9,985
Accrued expenses	8,701	10,051
Current portion of lease liabilities	684	693
Discontinued operations	2,202	2,202
Total current liabilities	21,938	22,931
Other liabilities	1,570	2,172
Contingent consideration	33,100	28,400
Deferred tax liability	367	367
Total liabilities	56,975	53,870
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at December 31, 2022 and December 31, 2021; 66,688,647 and 61,228,446 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid‑in capital	880,832	792,971
Accumulated other comprehensive loss	(897)	(224)
Accumulated deficit	(682,315)	(595,407)
Total stockholders’ equity	197,621	197,341
Total liabilities and stockholders’ equity	$254,596	$251,211

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2022	2021	2020
Revenues:
Contract research	$4,395	$5,830	$5,786
Licensing	25,100	809	690
Other	257	122	6
Total revenue	29,752	6,761	6,482

Costs and expenses:
Cost of revenue	4,023	4,713	5,133
Research and development	77,813	43,813	29,338
General and administrative	25,133	23,619	20,530
Licensing	7,937	—	—
Revaluation of contingent consideration	4,700	24,339	2,393
Total costs and expenses	119,606	96,484	57,394
Loss from operations	(89,854)	(89,723)	(50,912)

Other income (expense), net	2,946	(1,142)	(424)
Loss from continuing operations before income taxes	(86,908)	(90,865)	(51,336)
Income tax benefit	—	—	(182)
Loss from continuing operations	(86,908)	(90,865)	(51,154)
Income from discontinued operations, net of tax	—	—	139
Net loss	$(86,908)	$(90,865)	$(51,015)

Net loss per share, basic and diluted	$(1.33)	$(1.60)	$(1.20)
Weighted average common shares outstanding, basic and diluted	65,213,944	56,730,583	42,539,293

Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax of $0	$(673)	$(229)	$(2)
Foreign currency translation adjustment	—	99	(26)
Total other comprehensive loss	(673)	(130)	(28)
Comprehensive loss	$(87,581)	$(90,995)	$(51,043)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	41,485,638	$	$523,505	$(66)	$(453,527)	$69,912
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,390,922	—	(669)	—	—	(669)
Issuance of common stock in connection with an equity purchase agreement, net of offering costs of $168	2,232,754	—	7,865	—	—	7,865
Unrealized loss on marketable securities	—	—	378	(2)	—	376
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	—	11,207	—	—	11,207
Net loss	—	—	—	—	(51,015)	(51,015)
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	1,714,269	—	(1,574)	—	—	(1,574)
Issuance of common stock in connection with public offerings, net of offering costs of $15,910	14,404,863	1	238,199	—	—	238,200
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Foreign currency translation adjustment	—	—	—	99	—	99
Stock-based compensation expense	—	—	14,060	—	—	14,060
Net loss	—	—	—	—	(90,865)	(90,865)
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	621,492	—	163	—	—	163
Issuance of common stock under at-the-market sales agreement, net of offering costs of $2,341	4,838,709	—	72,659	—	—	72,659
Unrealized loss on marketable securities	—	—	—	(673)	—	(673)
Stock-based compensation expense	—	—	15,039	—	—	15,039
Net loss	—	—	—	—	(86,908)	(86,908)
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(86,908)	$(90,865)	$(51,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	797	923	1,324
Stock-based compensation expense	15,039	14,060	11,207
Revaluation of contingent consideration	4,700	24,339	2,393
Loss on extinguishment of debt	—	752	—
Deferred taxes	—	—	(182)
Changes in operating assets and liabilities:
Accounts receivable	139	149	4,898
Prepaid expenses and other assets	(2,294)	(5,617)	1,689
Accounts payable	368	3,655	(5,219)
Accrued expenses	592	470	(3,728)
Net cash used in operating activities	(67,567)	(52,134)	(38,633)
Cash flows from investing activities:
Purchases of property and equipment	(605)	(308)	(453)
Purchases of marketable securities	(164,753)	(235,153)	(47,714)
Proceeds from sales and maturities of marketable securities	177,986	67,829	54,554
Net cash provided by (used in) investing activities	12,628	(167,632)	6,387
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	238,200	—
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	72,744	—	—
Proceeds from issuance of common stock in connection with an equity purchase agreement, net of issuance costs	—	—	7,737
Proceeds from debt financing (including warrants), net of issuance costs	—	—	10,913
Repayment of debt	—	(11,483)	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(34)	(3,124)	—
Finance lease payments	—	—	(137)
Deferred issuance costs	—	—	(211)
Proceeds from exercise of employee stock options and the issuance of stock	157	1,459	70
Net cash provided by financing activities	72,867	225,052	18,372
Net increase (decrease) in cash and cash equivalents	17,928	5,286	(13,874)
Cash and cash equivalents at beginning of period	27,349	22,063	35,937
Cash and cash equivalents at end of period	$45,277	$27,349	$22,063

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$24	$143	$—
Fair value of warrants issued in connection with debt financing	$—	$—	$378
Fair value of common stock issued in connection with an equity purchase agreement	$—	$—	$263

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Overview

Aclaris Therapeutics, Inc. was incorporated under the laws of the State of Delaware in 2012. In August 2017, Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) was acquired by Aclaris Therapeutics, Inc. and became a wholly owned subsidiary thereof.  Aclaris Therapeutics, Inc. and its wholly owned subsidiaries are referred to collectively as the “Company.”  The Company is a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases.  In addition to developing its novel drug candidates, the Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its novel drug candidates.

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $229.8 million and an accumulated deficit of $682.3 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis.  In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777, ATI-2138 and ATI-2231, to develop its preclinical compounds, and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.  The Company's ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates and inflationary pressures.  If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its consolidated financial statements are issued.  As of the report date, the Company does not believe that substantial doubt exists about its ability to continue as a going concern.  The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”).  The consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly owned subsidiaries.  All intercompany transactions have been eliminated.  Based upon the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Discontinued Operations

In September 2019, the Company announced the completion of a strategic review and its decision to refocus its resources on its immuno-inflammatory development programs and to actively seek partners for its commercial products.

As of December 31, 2022 and 2021, the Company had $2.2 million in accrued expenses reported as discontinued operations in the Company’s consolidated balance sheet. During the year ended December 31, 2020, the Company reported $0.1 million as income from discontinued operations in the Company’s consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.  Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Milestone and Royalty Payments – The Company considers any future potential milestones and sales-based royalties to be variable consideration. The Company recognizes revenue from development, regulatory and anniversary milestone payments as they are achieved. The Company recognizes revenue from commercial milestones and royalty payments as the sales occur.

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

The Company classifies all marketable securities as available-for-sale securities. The Company’s marketable securities are measured and reported at fair value using either quoted prices in active markets for identical securities or quoted prices in markets that are not active for identical or similar securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses, if any, are included in other expense, net within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and reduces the investment to fair value through a charge to the statement of operations and comprehensive loss.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Computer equipment is depreciated over three years. Laboratory equipment is depreciated over three to five years. Furniture and fixtures are depreciated over five years.  Leasehold improvements are depreciated over the shorter of the lease term or their useful life.  Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from continuing operations.

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

During the years ended December 31, 2022, 2021 and 2020, the Company did not record an IPR&D impairment.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data.  Probability of success assumptions ranged between 10% and 40% at December 31, 2022.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 9.8% and 10.2% depending on the year of each potential payment.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, and other operational costs related to the Company’s research and development activities, including depreciation expenses and the cost of research and development contracts which the Company has entered into with outside vendors to conduct both preclinical studies and clinical trials.  Significant judgment and estimates are made in determining the amount of research and development costs recognized in each reporting period.  The Company analyzes the progress of its preclinical studies and clinical trials, completion of milestone events, invoices received and contracted costs when estimating research and development costs. Actual results could differ from the Company’s estimates. The Company’s historical estimates for research and development costs have not been materially different from the actual costs.

Stock-Based Compensation

The Company measures the compensation expense of stock-based awards granted to employees and directors using the grant date fair value of the award.  The Company has issued stock options and restricted stock unit (“RSU”) awards with service-based vesting conditions, as well as with performance-based vesting conditions.  The Company has not issued awards that include market-based conditions.  For service-based awards the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is typically four years.  For performance-based awards the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period beginning in the period that it becomes probable the performance conditions will occur.  At each balance sheet date, the Company evaluates whether any performance conditions related to a performance-based award have changed.  The effect of any change in performance conditions would be recognized as a cumulative catch-up adjustment in the period such change occurs, and any remaining unrecognized compensation expense would be recognized on a straight-line basis over the remaining requisite service period.  The impact of forfeitures is recognized in the period in which they occur.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Historically, the Company estimated expected volatility based on historical volatility of a set of peer companies, which are publicly traded. Starting in 2022, the Company estimated expected volatility based on its stock price's historical volatility, as the Company determined that it had adequate historical data regarding the volatility of its own publicly-traded stock price.  The expected term of the Company’s stock options has been determined using the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero based on the fact that the Company has never paid cash dividends and does not expect to pay cash dividends in the future.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,516	$—	$—	$38,516
Marketable securities	—	184,536	—	184,536
Total assets	$38,516	$184,536	$—	$223,052

Liabilities:
Contingent consideration	$—	$—	$33,100	$33,100
Total liabilities	$—	$—	$33,100	$33,100

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,678	$—	$—	$21,678
Marketable securities	—	198,307	—	198,307
Total assets	$21,678	$198,307	$—	$219,985

Liabilities:
Contingent consideration	$—	$—	$28,400	$28,400
Total liabilities	$—	$—	$28,400	$28,400

As of December 31, 2022 and 2021, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s marketable securities as of December 31, 2022 and 2021 consisted of commercial paper, and corporate debt, asset-backed and U.S. government agency debt securities, which were valued based upon Level 2 inputs.  The Company’s marketable securities as of December 31, 2021 also included foreign government agency debt securities, which were valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2022 also included U.S. government debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  Quarterly, the Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the years ended December 31, 2022 and 2021, there were no transfers into or out of Level 3.

The increase in contingent consideration of $4.7 million during the year ended December 31, 2022 primarily resulted from an increase in future sales level assumptions for zunsemetinib and the passage of time.

As of December 31, 2022 and 2021, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$40,626	$—	$(251)	$40,375
Commercial paper	79,598	—	—	79,598
Asset-backed debt securities(2)	14,641	4	(123)	14,522
U.S. government and government agency debt securities(3)	50,571	—	(530)	50,041
Total marketable securities	$185,436	$4	$(904)	$184,536
(1) Included in Corporate debt securities is $4.8 million with maturity dates between one and five years.
(2) Included in Asset-backed debt securities is $2.4 million with maturity dates between one and five years.
(3) Included in US government and government agency debt securities is $5.0 million with maturity dates between one and five years.

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
(2) Included in U.S. government debt securities is $25.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Computer equipment	$1,381	$1,380
Lab equipment	2,010	1,605
Furniture and fixtures	620	620
Leasehold improvements	1,123	1,123
Property and equipment, gross	5,134	4,728
Accumulated depreciation	(4,035)	(3,393)
Property and equipment, net	$1,099	$1,335

Depreciation expense was $0.7 million, $0.8 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	December 31,	December 31,	December 31,	December 31,
(In thousands, except years)	Life (years)	2022	2021	2022	2021
Other intangible assets	4.6	$751	$751	$407	$332
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$407	$332

Amortization expense was $75 thousand for each of the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2023	$75
2024	75
2025	75
2026	75
2027	44
Total	$344

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Employee compensation expenses	$5,295	$4,389
Research and development expenses	2,689	1,278
Litigation settlements (see Note 17)	—	2,650
Other	717	1,734
Total accrued expenses	$8,701	$10,051

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

8. Stockholders’ Equity

Preferred Stock

As of December 31, 2022 and 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2022 and 2021.

Common Stock

As of December 31, 2022 and 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock. There were 66,688,647 and 61,228,446 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through December 31, 2022.

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

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan.  The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock.  The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of December 31, 2022, 3,095,380 shares remained available for grant under the 2015 Plan.  As of January 1, 2023, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,667,545 shares. The Company had 4,322,587 stock options and 1,520,730 RSUs outstanding as of December 31, 2022 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 370,600 stock options outstanding as of December 31, 2022 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 473,977 were outstanding as of December 31, 2022.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2022	2021	2020
Risk-free interest rate	2.22%	0.92%	0.87%
Expected term (in years)	6.2	6.2	6.1
Expected volatility	77.95%	76.60%	85.19%
Expected dividend yield	0%	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2022, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2019	3,102,221	$20.33	6.6	$148
Granted	734,800	1.30
Exercised	(53,737)	1.30		145
Forfeited and cancelled	(911,786)	22.41
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Granted	1,068,100	23.44
Exercised	(115,548)	12.63		1,373
Forfeited and cancelled	(31,600)	23.26
Outstanding as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Granted	2,548,750	14.40
Exercised	(88,172)	1.78		1,120
Forfeited and cancelled	(1,085,864)	18.44
Outstanding as of December 31, 2022	5,167,164	$16.04	7.2	$15,288
Options vested and expected to vest as of December 31, 2022	5,167,164	$16.04	7.2	$15,288
Options exercisable as of December 31, 2022	2,348,821	$17.30	5.0	$9,419

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $9.95, $15.67, and $0.93 per share, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2022, 2021 and 2020.

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value

Outstanding as of December 31, 2019	3,592,915	$4.62
Granted	1,168,805	1.36
Vested	(1,804,429)	3.33	$2,607
Forfeited and cancelled	(713,134)	4.77
Outstanding as of December 31, 2020	2,244,157	$3.83
Granted	664,948	23.33
Vested	(1,340,042)	3.18	$31,492
Forfeited and cancelled	(72,117)	10.36
Outstanding as of December 31, 2021	1,496,946	$12.75
Granted	936,563	14.43
Vested	(533,212)	11.61	$7,943
Forfeited and cancelled	(379,567)	13.40
Outstanding as of December 31, 2022	1,520,730	$14.02

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the consolidated statement of operations included the following:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Cost of revenue	$1,151	$981	$946
Research and development	3,745	3,866	2,919
General and administrative	10,143	9,213	7,342
Total stock-based compensation expense	$15,039	$14,060	$11,207

As of December 31, 2022, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $23.6 million and $16 million, respectively, which is expected to be recognized over weighted average periods of 3.0 years and 2.8 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Year Ended
	December 31,
(In thousands, except for share and per share data)	2022	2021	2020
Numerator:
Net loss	$(86,908)	$(90,865)	$(51,015)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	65,213,944	56,730,583	42,539,293
Net loss per share, basic and diluted	$(1.33)	$(1.60)	$(1.20)

The Company’s potentially dilutive securities, which included stock options, RSUs and warrants, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020.  All share amounts presented in the table below represent the total number outstanding as of December 31 of each year.

	December 31,
	2022	2021	2020
Options to purchase common stock	5,167,164	3,792,450	2,871,498
Restricted stock unit awards	1,520,730	1,496,946	2,244,157
Warrants	—	—	460,251
Total potential shares of common stock	6,687,894	5,289,396	5,575,906

11. Leases

The Company has operating leases for office space and laboratory facilities, and had finance leases for its laboratory equipment and vehicles.  The components of lease expense were as follows:

	Year Ended
	December 31,
(In thousands)	2022	2021	2020
Operating lease expense	$1,013	$1,013	$1,013

Finance Leases:
Amortization of right-to-use assets	$—	$—	$113
Interest expense	—	—	5
Total finance lease expenses	$—	$—	$118

Rent expense was $1.0 million for each of the years ended December 31, 2022, 2021 and 2020, which was recognized on a straight-line basis over the term of the lease.

Operating Leases

Agreements for Office and Laboratory Space

The Company has a sublease agreement with Auxilium Pharmaceuticals, LLC (the “Sublandlord”) pursuant to which it subleases 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania.  The sublease has a term that runs through October 2023.  If for any reason the lease between Chesterbrook Partners, LP (“Landlord”) and Sublandlord is terminated or expires prior to October 2023, the Company’s sublease will automatically terminate.  In December 2020, the Company entered into a sub-sublease agreement under which it sub-subleased 8,115 square feet to a third party.  The sub-sublease was terminated in December 2022.

In February 2019, the Company entered into a sublease agreement with a third party for 20,433 square feet of office and laboratory space in St. Louis, Missouri.  The lease commenced in June 2019 and has a term that runs through June 2029.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(In thousands)	2022	2021
Operating Leases:
Gross cost	$5,240	$5,240
Accumulated amortization	(2,560)	(1,803)
Other assets	$2,680	$3,437

Current portion of lease liabilities	$684	$693
Other liabilities	1,570	2,151
Total operating lease liabilities	$2,254	$2,844

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $1.0 million for each of the years ended December 31, 2022, 2021 and 2020.

Finance Leases

Laboratory Equipment

The Company leased laboratory equipment which it used in its laboratory space in St. Louis, Missouri under two finance lease financing arrangements which the Company entered into in August 2017 and October 2017, for which terms ended in October 2020 and December 2020, respectively.

Supplemental information related to operating and finance leases is as follows:

	Year Ended
(In thousands, except for years and percentages)	December 31,
Supplemental Cash Flow Lease Information:	2022	2021	2020
Operating cash flows from operating leases	$846	$924	$907
Operating cash flows from finance leases	$—	$—	$5
Financing cash flows from finance leases	$—	$—	$137

Weighted-Average Remaining Lease Term (in years):
Operating leases	5.2	5.4	6.0

Weighted-Average Discount Rate:
Operating leases	10.1%	10.1%	10.1%

Future minimum lease payments under operating lease agreements are as follows:

(In thousands)	Operating
Year Ending December 31,	Leases
2023	$919
2024	343
2025	352
2026	361
2027	370
Thereafter	571
Total undiscounted lease payments	2,916
Less: unrecognized interest	(662)
Total lease liability	$2,254

12. Income Taxes

During the years ended December 31, 2022, 2021 and 2020, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
U.S. operations	$(86,908)	$(90,865)	$(51,215)
Foreign operations	—	—	18
Loss before income taxes	$(86,908)	$(90,865)	$(51,197)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(2.3)	(7.7)	(7.5)
Research and development tax credits	(4.3)	(3.0)	(2.6)
Excess equity compensation tax benefit net of officer limitation	0.2	(3.9)	1.4
Revaluation of contingent consideration	1.1	5.6	1.0
Permanent differences	—	—	0.2
Change in deferred tax asset valuation allowance	26.3	30.0	28.1
Effective income tax rate	—%	—%	(0.4)%

Deferred tax liabilities, net consisted of the following:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$120,554	$123,583
Capitalized start-up costs	5,506	6,334
Research and development tax credit carryforwards	15,233	11,502
Capitalized research and development expense	25,087	4,046
Stock‑based compensation expense	19,432	17,728
Accrued compensation	1,146	825
Lease liabilities	558	721
Other	534	648
Total deferred tax assets	188,050	165,387
Deferred tax liabilities:
Property and equipment	(137)	(171)
Intangible asset	(1,576)	(1,567)
Right-to-use assets	(651)	(852)
Other	(1,365)	(1,340)
Total deferred tax liabilities	(3,729)	(3,930)
Valuation allowance	(184,688)	(161,824)
Deferred tax liabilities, net	$(367)	$(367)

As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $446.7 million and $477.9 million, respectively, which will begin to expire in 2032.  As of December 31, 2022, the Company also had federal research and development tax credit carryforwards of $15.1 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. The Company also has $0.2 million of loss carryforwards in the United Kingdom which can be carried forward indefinitely. Utilization of the NOLs and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2021.  Although the Company has experienced Section 382 ownership changes since 2012, the Company has concluded that it should have sufficient ability to utilize NOLs accumulated during the periods tested.  The Company has not yet determined if a Section 382 ownership change has occurred after December 31, 2021.  In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets.  The Company considered its history of cumulative net losses incurred since inception, its lack of substantial revenue generated to date, and its forecasted future operating losses and concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets.  Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021.  The Company evaluates positive and negative evidence of its ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 related primarily to the increases in NOLs, capitalized start-up costs, and research and development tax credit carryforwards and were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Valuation allowance at beginning of year	$(161,824)	$(134,559)	$(120,966)
Decreases recorded as benefit to income tax provision	—	—	—
Decreases recorded to opening balance sheet	—	—	58
Increases recorded to income tax provision	(22,864)	(27,265)	(13,651)
Valuation allowance as of end of year	$(184,688)	$(161,824)	$(134,559)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2020 to the present.  All open years may be examined to the extent that tax credit or NOLs are used in future periods.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

13. Related Party Transactions

Mallinckrodt plc

In April 2018, Bryan Reasons was appointed to the Company’s board of directors. Subsequently, in March 2019, Mr. Reasons became the Chief Financial Officer of Mallinckrodt plc.  Prior to Mr. Reasons joining Mallinckrodt plc, the Company entered into a master services agreement with a subsidiary of Mallinckrodt plc, pursuant to which Confluence provides laboratory services to a subsidiary (“Mallinckrodt”) in the ordinary course of business. Mr. Reasons was not involved in the negotiation or execution of the agreement, but may be deemed to have an interest in the ongoing transactions based on his employment as an executive officer of Mallinckrodt plc.  During the years ended December 31, 2022, 2021 and 2020, the Company invoiced Mallinckrodt for $0, $24 thousand and $0.3 million, respectively, under the master services agreement. Mr. Reasons had no financial interest in these transactions.

14. Agreements Related to Intellectual Property

License Agreement – Pediatrix Therapeutics, Inc.

In November 2022, the Company entered into a license agreement with Pediatrix Therapeutics, Inc. (“Pediatrix”), under which the Company granted Pediatrix the exclusive rights to develop, manufacture and commercialize ATI-1777 in Greater China. Pediatrix has agreed to pay the Company an upfront payment, development, regulatory and commercial milestone payments, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of ATI-1777 by Pediatrix in Greater China. A portion of consideration received from Pediatrix is payable to the former Confluence equity holders as described below.

Upon execution of the agreement, the Company received an upfront payment of $5.0 million from Pediatrix, a portion of which was payable to the former Confluence equity holders as described below.

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

During the year ended December 31, 2022, the Company received $17.8 million from Lilly, a portion of which represented payments for regulatory and commercial milestones that were deemed to have been achieved as of the execution of the license agreement. The Company recognized the payments received during the year ended December 31, 2022 as licensing revenue on its consolidated statements of operations and comprehensive loss. During the year ended December 31, 2022, the Company recorded amounts paid to third parties of $7.4 million as licensing expense on its consolidated statements of operations and comprehensive loss.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $1.0 million, $0.8 million and $0.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.  Royalty income is included in licensing revenue on the consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

As of December 31, 2022 and December 31, 2021, the balance of the Company’s contingent consideration liability was $33.1 million and $28.4 million, respectively (see Note 3).

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

15. Retirement Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has elected to match employee contributions to the 401(k) Plan up to 4% of the employee’s earnings, subject to certain limitations.  Company contributions under the 401(k) Plan were $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The Company’s results of operations by segment for the years ended December 31, 2022, 2021 and 2020 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2022	Therapeutics	Research	and Other	Company
Total revenue	$25,356	$17,005	$(12,609)	$29,752
Cost of revenue	—	15,847	(11,824)	4,023
Research and development	78,599	—	(786)	77,813
General and administrative	—	3,505	21,628	25,133
Licensing	7,937	—	—	7,937
Revaluation of contingent consideration	4,700	—	—	4,700
Loss from operations	$(65,880)	$(2,347)	$(21,627)	$(89,854)

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2021	Therapeutics	Research	and Other	Company
Total revenue	$932	$13,447	$(7,618)	$6,761
Cost of revenue	—	11,885	(7,172)	4,713
Research and development	44,259	—	(446)	43,813
General and administrative	—	3,047	20,572	23,619
Revaluation of contingent consideration	24,339	—	—	24,339
Loss from operations	$(67,666)	$(1,485)	$(20,572)	$(89,723)

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2020	Therapeutics	Research	and Other	Company
Total revenue	$696	$13,319	$(7,533)	$6,482
Cost of revenue	—	12,228	(7,095)	5,133
Research and development	29,777	—	(439)	29,338
General and administrative	—	2,794	17,736	20,530
Revaluation of contingent consideration	2,393	—	—	2,393
Loss from operations	$(31,474)	$(1,703)	$(17,735)	$(50,912)
Income (loss) from discontinued operations	$140	$—	$(1)	$139

Intersegment Revenue

Revenue for the contract research segment included $12.6 million, $7.6 million and $7.5 million for services performed on behalf of the therapeutics segment for the years ended December 31, 2022, 2021 and 2020, respectively.  All intersegment revenue has been eliminated in the Company’s consolidated statement of operations.

17. Legal Proceedings

Securities Class Action

On July 30, 2019, plaintiff Linda Rosi (“Rosi”) filed a putative class action complaint captioned Rosi v. Aclaris Therapeutics, Inc., et al. in the U.S. District Court for the Southern District of New York against the Company and certain of its executive officers. On September 5, 2019, an additional plaintiff, Robert Fulcher (“Fulcher”), filed a substantially identical putative class action complaint captioned Fulcher v. Aclaris Therapeutics, Inc., et al. in the same court against the same defendants. On November 6, 2019, the court consolidated the Rosi and Fulcher actions (together, the “Consolidated Securities Action”) and appointed Fulcher “lead plaintiff” for the putative class. The parties signed and filed a settlement agreement in July 2021. The court granted final approval of the settlement on December 9, 2021. As of

December 31, 2021, the Company’s financial obligation under the settlement was $2.7 million, which was within the limits of its insurance coverage. The settlement was paid in January 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of  December 31, 2022, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Information about our Executive Officers.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2023 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

10.10+

Sixth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.11+

Seventh Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.12+*	Eighth Amended and Restated Non-Employee Director Compensation Policy.
10.13+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).
10.14+

Severance Agreement and General Release, dated as of November 1, 2021, by and between the Registrant and Kamil Ali-Jackson (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.15+

Amended and Restated Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on January 14, 2022).

10.16+*	Letter Agreement, dated as of November 22, 2022, by and between the Registrant and Neal Walker.
10.17+

Amended and Restated Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Frank Ruffo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on January 14, 2022).

10.18+˄ *	Separation Agreement and General Release, dated as of December 9, 2022, by and between the Registrant and Frank Ruffo.
10.19+*	Consulting Agreement, dated as of January 1, 2023, by and between the Registrant and Frank Ruffo.
10.20+

Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Joseph Monahan (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.21+

Employment Agreement, dated as of January 31, 2022, by and between the Registrant and James Loerop (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.22+

Employment Agreement, dated as of August 1, 2022, by and between the Registrant and Douglas Manion (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2022).

10.23+*	Amended and Restated Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Douglas Manion.
10.24+*	Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Kevin Balthaser.
10.25+

Employment Agreement, dated as of June 27, 2022, by and between the Registrant and Gail Cawkwell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on August 3, 2022).

10.26+

Severance Agreement and General Release, dated as of January 7, 2022, by and between the Registrant and David Gordon (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.27

Sublease, dated November 2, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 2, 2017).

10.28

First Amendment to Sublease, dated as of December 13, 2017, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on March 18, 2019).

10.29

Second Amendment to Sublease, dated as of April 29, 2020, by and between the Registrant and Auxilium Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 7, 2020).

10.30

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

ACLARIS THERAPEUTICS, INC.

	By:	/s/ Douglas Manion
Douglas Manion
President and Chief Executive Officer

Date: February 23, 2023

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas Manion and Kevin Balthaser, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Aclaris Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas Manion	President, Chief Executive Officer and Director	February 23, 2023
Douglas Manion	(Principal Executive Officer)

/s/ Kevin Balthaser	Chief Financial Officer	February 23, 2023
Kevin Balthaser	(Principal Financial Officer and Principal Accounting Officer)

/s/ Neal Walker	Chairman of the Board of Directors	February 23, 2023
Neal Walker

/s/ Christopher Molineaux	Lead Independent Director	February 23, 2023
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	February 23, 2023
Anand Mehra, M.D.

/s/ William Humphries	Director	February 23, 2023
William Humphries

/s/ Andrew Powell	Director	February 23, 2023
Andrew Powell

/s/ Andrew Schiff	Director	February 23, 2023
Andrew Schiff

/s/ Bryan Reasons	Director	February 23, 2023
Bryan Reasons

/s/ Maxine Gowen	Director	February 23, 2023
Maxine Gowen

/s/ Vincent Milano	Director	February 23, 2023
Vincent Milano