Form 10-Q
period 2023-03-31
Aclaris Therapeutics, Inc.
filed 2023-05-08
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on April 28, 2023 was 70,679,395.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$44,722	$45,277
Short-term marketable securities	126,081	172,294
Accounts receivable, net	686	484
Prepaid expenses and other current assets	12,872	13,495
Total current assets	184,361	231,550
Marketable securities	33,602	12,242
Property and equipment, net	1,513	1,099
Intangible assets	6,954	6,973
Other assets	3,275	2,732
Total assets	$229,705	$254,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,190	$10,351
Accrued expenses	7,263	8,701
Current portion of lease liabilities	603	684
Discontinued operations	2,202	2,202
Total current liabilities	18,258	21,938
Other liabilities	1,970	1,570
Contingent consideration	32,300	33,100
Deferred tax liability	367	367
Total liabilities	52,895	56,975
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 67,206,025 and 66,688,647 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid‑in capital	887,638	880,832
Accumulated other comprehensive loss	(354)	(897)
Accumulated deficit	(710,475)	(682,315)
Total stockholders’ equity	176,810	197,621
Total liabilities and stockholders’ equity	$229,705	$254,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Contract research	$889	$1,221
Licensing	1,639	202
Other	—	30
Total revenue	2,528	1,453

Costs and expenses:
Cost of revenue	808	1,155
Research and development	22,587	14,306
General and administrative	8,790	6,099
Licensing	1,061	—
Revaluation of contingent consideration	(800)	(1,200)
Total costs and expenses	32,446	20,360
Loss from operations	(29,918)	(18,907)

Other income, net	1,758	118
Net loss	$(28,160)	$(18,789)

Net loss per share, basic and diluted	$(0.42)	$(0.31)
Weighted average common shares outstanding, basic and diluted	66,872,778	61,431,026

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $0	$543	$(748)
Total other comprehensive income (loss)	543	(748)
Comprehensive loss	$(27,617)	$(19,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621
Issuance of common stock in connection with vesting of restricted stock units	517,378	—	—	—	—	—
Unrealized gain on marketable securities	—	—		543	—	543
Stock-based compensation expense	—	—	6,806	—	—	6,806
Net loss	—	—	—	—	(28,160)	(28,160)
Balance at March 31, 2023	67,206,025	$1	$887,638	$(354)	$(710,475)	$176,810

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	509,037	—	49	—	—	49
Unrealized loss on marketable securities	—	—	—	(748)	—	(748)
Stock-based compensation expense	—	—	2,346	—	—	2,346
Net loss	—	—	—	—	(18,789)	(18,789)
Balance at March 31, 2022	61,737,483	$1	$795,366	$(972)	$(614,196)	$180,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,160)	$(18,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	208
Stock-based compensation expense	6,806	2,346
Revaluation of contingent consideration	(800)	(1,200)
Changes in operating assets and liabilities:
Accounts receivable	(202)	(10)
Prepaid expenses and other assets	(874)	188
Accounts payable	(2,161)	(1,865)
Accrued expenses	(1,160)	(1,847)
Net cash used in operating activities	(26,353)	(20,969)
Cash flows from investing activities:
Purchases of property and equipment	(553)	(164)
Purchases of marketable securities	(28,524)	(14,558)
Proceeds from sales and maturities of marketable securities	54,875	44,654
Net cash provided by investing activities	25,798	29,932
Cash flows from financing activities:
Restricted stock unit employee tax withholdings	—	(7)
Proceeds from exercise of employee stock options and the issuance of stock	—	37
Net cash provided by financing activities	—	30
Net (decrease) increase in cash and cash equivalents	(555)	8,993
Cash and cash equivalents at beginning of period	45,277	27,349
Cash and cash equivalents at end of period	$44,722	$36,342

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses	$41	$111

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $204.4 million and an accumulated deficit of $710.5 million.  Since inception, the Company has incurred net losses and negative cash flows from its operations.  Prior to the acquisition of Confluence, the Company had never generated revenue.  There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing.  The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations.  The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777, ATI-2138 and ATI-2231, to develop its preclinical compounds, and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy.  The Company's ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates, the closure of financial institutions and inflationary pressures.  If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

In accordance with Accounting Standards Codification (“ASC”) Subtopic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that its condensed consolidated financial statements are issued.  As of the report date, the Company does not believe that substantial doubt exists about its ability to continue as a going concern.  The Company believes its existing cash, cash equivalents and marketable securities are sufficient to fund its operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations and comprehensive loss for the three months ended March 31, 2023 and 2022, its changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022.  The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.  The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company holds all cash, cash equivalents and marketable securities balances at three accredited financial institutions, the majority of which are in amounts that exceed or are not subject to federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply drug product, including all underlying components, for its research and development activities, including preclinical and clinical testing.  These activities could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients or other components.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023.  There have been no changes to the Company’s significant accounting policies from those disclosed in the annual report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 41% at March 31, 2023.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 9.0% and 9.8% depending on the year of each potential payment.

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

As of March 31, 2023, and December 31, 2022, the Company had $2.2 million in accrued expenses reported as discontinued operations in the Company’s consolidated balance sheet.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,108	$—	$—	$37,108
Marketable securities	—	159,683	—	159,683
Total assets	$37,108	$159,683	$—	$196,791

Liabilities:
Contingent consideration	$—	$—	$32,300	$32,300
Total liabilities	$—	$—	$32,300	$32,300

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,516	$—	$—	$38,516
Marketable securities	—	184,536	—	184,536
Total assets	$38,516	$184,536	$—	$223,052

Liabilities:
Contingent consideration	$—	$—	$33,100	$33,100
Total liabilities	$—	$—	$33,100	$33,100

As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs.  The Company’s marketable securities as of March 31, 2023 consisted of commercial paper, treasury bills, and corporate debt, asset-backed debt and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.  The Company’s marketable securities as of December 31, 2022 consisted of commercial paper and corporate debt, asset-backed debt and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities.  The Company compares the quoted prices obtained from the third-party pricing service to other available independent pricing information to validate the reasonableness of the quoted prices provided.  The Company evaluates whether adjustments to third-party pricing are necessary and, historically, the Company has not made adjustments to quoted prices obtained from the third-party pricing service.  During the three months ended March 31, 2023 and 2022, there were no transfers into or out of Level 3.

The overall $0.8 million decrease in the fair value of the contingent consideration liability during the three months ended March 31, 2023 was due to the removal of estimated sales levels from zunsemetinib (ATI-450) for moderate to severe hidradenitis suppurativa following the Company’s decision to cease pursuing this indication. This decrease was offset by increases in the fair value of the liability due to the passage of time and lower discount rates, resulting from lower risk-free rates and changes in credit spreads being applied to potential payments relative to prior periods.

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	March 31, 2023
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$32,114	$33	$(34)	$32,113
Commercial paper	70,910	9	(87)	70,832
Treasury bills	4,940	—	(24)	4,916
Asset-backed debt securities(2)	19,409	—	(103)	19,306
U.S. government and government agency debt securities(3)	32,667	30	(181)	32,516
Total marketable securities	$160,040	$72	$(429)	$159,683
(1) Included in Corporate debt securities is $9.2 million with maturity dates between one and two years.
(2) Included in Asset-backed debt securities is $19.3 million with maturity dates between two and four years.
(3) Included in U.S. government and government agency debt securities is $5.1 million with maturity dates between one and two years.

	December 31, 2022
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$40,626	$—	$(251)	$40,375
Commercial paper	79,598	—	—	79,598
Asset-backed debt securities(2)	14,641	4	(123)	14,522
U.S. government and government agency debt securities(3)	50,571	—	(530)	50,041
Total marketable securities	$185,436	$4	$(904)	$184,536
(1) Included in Corporate debt securities is $4.8 million with maturity dates between one and five years.
(2) Included in Asset-backed debt securities is $2.4 million with maturity dates between one and five years.
(3) Included in U.S. government and government agency debt securities is $5.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Computer equipment	$1,449	$1,381
Lab equipment	2,503	2,010
Furniture and fixtures	649	620
Leasehold improvements	1,123	1,123
Property and equipment, gross	5,724	5,134
Accumulated depreciation	(4,211)	(4,035)
Property and equipment, net	$1,513	$1,099

Depreciation expense was $0.2 million for each of the three months ended March 31, 2023 and 2022.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	March 31,	December 31,	March 31,	December 31,
(In thousands, except years)	Life (years)	2023	2022	2023	2022
Other intangible assets	4.3	$751	$751	$426	$407
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$426	$407

Amortization expense was $19 thousand for each of the three months ended March 31, 2023 and 2022.

As of March 31, 2023, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2023	$56
2024	75
2025	75
2026	75
2027	44
Total	$325

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Employee compensation expenses	$2,634	$5,295
Research and development expenses	4,059	2,689
Other	570	717
Total accrued expenses	$7,263	$8,701

7. Stockholders’ Equity

Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2023 or December 31, 2022.

Common Stock

As of March 31, 2023 and December 31, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of $0.00001 par value common stock. There were 67,206,025 and 66,688,647 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding.  No dividends have been declared through March 31, 2023.

8. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015.  Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”).  The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.  As of January 1, 2023, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,667,545 shares.  As of March 31, 2023, 3,327,836 shares remained available for grant under the 2015 Plan.  The Company had 6,020,947 stock options and 1,740,081 RSUs outstanding as of March 31, 2023 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”).  The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules.  The Company had 370,600 stock options outstanding as of March 31, 2023 under the 2017 Inducement Plan.  All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan.  The Company granted stock options to purchase a total of 1,140,524 shares under the 2012 Plan, of which 473,977 were outstanding as of March 31, 2023.  Stock options granted under the 2012 Plan expire after ten years.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.46%	1.60%
Expected term (in years)	6.3	6.3
Expected volatility	77.73%	77.95%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period.  Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2022	5,167,164	$16.04	7.2	$15,288
Granted	1,901,800	16.94
Forfeited and cancelled	(203,440)	15.59
Outstanding as of March 31, 2023	6,865,524	$16.30	7.4	$4,743
Options vested and expected to vest as of March 31, 2023	6,865,524	$16.30	7.4	$4,743
Options exercisable as of March 31, 2023	2,964,557	$16.81	4.9	$4,307

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2023 was $11.92 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2022	1,520,730	$14.02
Granted	800,827	16.84
Vested	(517,378)	11.43	$6,444
Forfeited and cancelled	(64,098)	15.61
Outstanding as of March 31, 2023	1,740,081	$16.03

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cost of revenue	$299	$228
Research and development	2,602	(113)
General and administrative	3,905	2,231
Total stock-based compensation expense	$6,806	$2,346

As of March 31, 2023, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $40.3 million and $25.5 million, respectively, which is expected to be recognized over weighted average periods of 3.4 years and 3.2 years, respectively.

9. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
(In thousands, except for share and per share data)	2023	2022
Numerator:
Net loss	$(28,160)	$(18,789)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	66,872,778	61,431,026
Net loss per share, basic and diluted	$(0.42)	$(0.31)

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.  The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022.  All share amounts presented in the table below represent the total number outstanding as of March 31, 2023 and 2022.

	March 31,
	2023	2022
Options to purchase common stock	6,865,524	4,852,301
Restricted stock unit awards	1,740,081	1,400,051
Total potential shares of common stock	8,605,605	6,252,352

10. Leases

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

In February 2019, the Company entered into a sublease agreement pursuant to which it subleases 20,433 square feet of office and laboratory space in St. Louis, Missouri.  The lease commenced in June 2019 and has a term that runs through June 2029. In January 2023, the Company amended the sublease agreement to add an additional 6,261 square feet of office and laboratory space effective February 2023, which term runs concurrently with the existing term.

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Operating Leases:
Gross cost	$5,804	$5,240
Accumulated amortization	(2,771)	(2,560)
Other assets	$3,033	$2,680

Current portion of lease liabilities	$603	$684
Other liabilities	1,970	1,570
Total operating lease liabilities	$2,573	$2,254

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.3 million for each of the three months ended March 31, 2023 and 2022.

11. Agreements Related to Intellectual Property

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

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has agreed to pay the Company an upfront payment, regulatory and commercial milestone payments, anniversary payments, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. The Company recorded licensing revenue under this agreement of $1.4 million during the three months ended March 31, 2023, of which $1.1 million was paid to third parties.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement.  EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country.  The Company recorded royalty income under the asset purchase agreement of $0.2 million during each of the three months ended March 31, 2023 and 2022.  Royalty income is included in licensing revenue on the condensed consolidated statements of operations and comprehensive loss.  EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

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

As of March 31, 2023 and December 31, 2022, the balance of the Company’s contingent consideration liability was $32.3 million and $33.1 million, respectively (see Note 3).

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2023 and 2022.  The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

13. Segment Information

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

The Company’s results of operations by segment for the three months ended March 31, 2023 and 2022 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2023	Therapeutics	Research	and Other	Company
Total revenue	$1,638	$4,901	$(4,011)	$2,528
Cost of revenue	—	4,547	(3,739)	808
Research and development	22,859	—	(272)	22,587
General and administrative	—	1,062	7,728	8,790
Licensing	1,061	—	—	1,061
Revaluation of contingent consideration	(800)	—	—	(800)
Loss from operations	$(21,482)	$(708)	$(7,728)	$(29,918)

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2022	Therapeutics	Research	and Other	Company
Total revenue	$231	$4,096	$(2,874)	$1,453
Cost of revenue	—	3,854	(2,699)	1,155
Research and development	14,481	—	(175)	14,306
General and administrative	—	840	5,259	6,099
Licensing	—	—	—	—
Revaluation of contingent consideration	(1,200)	—	—	(1,200)
Loss from operations	$(13,050)	$(598)	$(5,259)	$(18,907)

Intersegment Revenue

Revenue for the contract research segment included $4.0 million and $2.9 million for services performed on behalf of the therapeutics segment for the three months ended March 31, 2023 and 2022, respectively.  All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

14. Legal Proceedings

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

15. Subsequent Events

In March 2023, the Company issued a placement notice to sell 3.4 million shares of its common stock for aggregate gross proceeds of $27.5 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023.  The Company paid selling commissions of $0.8 million in connection with the sale. The transaction closed in April 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.

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

Clinical Programs

Zunsemetinib, an Investigational Oral MK2 Inhibitor

We are developing zunsemetinib, an investigational oral, novel, small molecule selective MK2 inhibitor, as a potential treatment for rheumatoid arthritis and psoriatic arthritis. MK2 is a key regulator of pro-inflammatory mediators including TNFα, IL1β, IL6, IL8, IL17 and other essential pathogenic signals in chronic immuno-inflammatory diseases, as well as in oncology. As an oral drug candidate, we are developing zunsemetinib as a potential alternative to injectable anti-TNF/IL1/IL6/IL17 biologics and JAK inhibitors for treating certain immuno-inflammatory diseases. Zunsemetinib has been adopted as the nonproprietary name for ATI-450.

Moderate to Severe Rheumatoid Arthritis

In December 2021, we initiated a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose-ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period and seeks to enroll approximately 240 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the fourth quarter of 2023.

Moderate to Severe Hidradenitis Suppurativa

In December 2021, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe hidradenitis suppurativa (ATI-450-HS-201). In March 2023, we announced that the study did not meet its primary or secondary efficacy endpoints. We do not plan to further pursue this indication.

Moderate to Severe Psoriatic Arthritis

In June 2022, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe psoriatic arthritis (ATI-450-PsA-201). This trial consists of a 12-week treatment period and a 30-day follow-up period and seeks to enroll approximately 70 subjects in the United States and in Poland. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the first half of 2024.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

We are developing ATI-1777, an investigational topical “soft” JAK 1/3 inhibitor, as a potential treatment for mild to severe atopic dermatitis. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In May 2022, we initiated a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial to determine the efficacy, safety, tolerability and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-202). In April 2023, we expanded the patient population to include patients with mild disease. In this trial, we are exploring multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. This trial consists of a 4-week treatment period and a 2-week follow-up period and seeks to enroll approximately 240 subjects in the United States. The primary endpoint is the percentage change from baseline in EASI score at week 4. We expect topline data in the second half of 2023.

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

In October 2022, we submitted an IND for ATI-2138 for the treatment of ulcerative colitis, which was allowed by the FDA in November 2022. In December 2022, we initiated a Phase 1 placebo-controlled, randomized, multiple ascending dose (MAD) trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of ATI-2138 in healthy volunteers (ATI-2138-PKPD-102). This trial seeks to enroll approximately 60 healthy volunteers in the United States. We expect topline data in the second half of 2023.

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

Financial Overview

Since our inception, we have incurred significant net losses.  Our net loss was $28.2 million for the three months ended March 31, 2023 and $86.9 million for the year ended December 31, 2022.  As of March 31, 2023, we had an accumulated deficit of $710.5 million.  We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success.  We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.  Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses.  We also expect to add additional personnel, as needed, to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

We have historically financed our operations primarily with sales of equity securities and incurring indebtedness in the form of loans from commercial lenders.  In the near term, we expect to finance our operations through these and other capital sources, including potential partnerships with other companies or other strategic transactions.  We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all.  If we fail to raise capital or enter into such agreements as, and when needed, we may have to significantly delay, scale back or discontinue the development of one or more of our drug candidates.

Recent Developments

Sales of Common Stock Pursuant to At-The-Market Facility

In March 2023, we issued a placement notice to sell 3.4 million shares of our common stock for aggregate gross proceeds of $27.5 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023.  We paid selling commissions of $0.8 million in connection with the sale. The transaction closed in April 2023.

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, the closure of financial institutions and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Acquisition and License Agreements

Agreement and Plan of Merger with Confluence

In 2017, we entered into an Agreement and Plan of Merger, or the Confluence Agreement, with Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence, Aclaris Life Sciences, Inc., our wholly owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the equity holders of Confluence. Pursuant to the terms of the Confluence Agreement, Merger Sub merged with and into Confluence, with Confluence surviving as our wholly owned subsidiary.

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

During the three months ended March 31, 2023, we received $1.4 million in royalties from Lilly, a portion of which was payable to third parties.

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

Upon execution of the agreement, we received an upfront payment of $5.0 million from Pediatrix, a portion of which was paid to the former Confluence equity holders as described above.

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

Research and development activities are central to our business model.  Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and moderate to severe psoriatic arthritis, ATI-1777 as a potential treatment for mild to severe atopic dermatitis and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, and as we continue the development of our preclinical compounds and discover and develop additional drug candidates.  We expense research and development costs as incurred.  Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials and are tracked on a program-by-program basis.  We do not allocate personnel costs or other indirect expenses to specific research and development programs.

The successful development of our drug candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our drug candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable subjects;
●	the number of subjects that ultimately participate in the trials;
●	the number of doses subjects receive;
●	the impact on the recruitment, enrollment, conduct and timing of our clinical trials due to macroeconomic conditions;
●	the duration of subject follow-up; and
●	the results of our clinical trials.

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

Other Income, Net

Other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  We evaluate our estimates and judgments on an ongoing basis.  Our actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2023.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments.  Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 41% on March 31, 2023.  Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value.  The discount rate ranged between 9.0% and 9.8% depending on the year of each potential payment.

During the three months ended March 31, 2023, we did not modify any significant assumptions other than the removal of estimated sales from zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing that indication. This impact was partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads being applied to potential payments relative to prior periods, as well as the passage of time, resulting in an overall decrease in contingent consideration of $0.8 million.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Revenues:
Contract research	$889	$1,221	$(332)
Licensing	1,639	202	1,437
Other	—	30	(30)
Total revenue	2,528	1,453	1,075

Costs and expenses:
Cost of revenue	808	1,155	(347)
Research and development	22,587	14,306	8,281
General and administrative	8,790	6,099	2,691
Licensing	1,061	—	1,061
Revaluation of contingent consideration	(800)	(1,200)	400
Total costs and expenses	32,446	20,360	12,086
Loss from operations	(29,918)	(18,907)	(11,011)

Other income, net	1,758	118	1,640
Net loss	$(28,160)	$(18,789)	$(9,371)

Revenue

Contract research

Contract research revenue was $0.9 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, and was comprised of fees earned from the provision of laboratory services.  The decrease was driven by lower overall hours billed, partially offset by a higher average billing rate.

Licensing

Licensing revenue was $1.6 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase was driven by $1.4 million of royalty and milestone payments received under the Lilly license agreement.

Other

Other revenue was $30 thousand for the three months ended March 31, 2022, and was comprised of revenue earned from the sub-sublease of our office space. The sub-sublease was terminated in December 2022.

Costs and Expenses

Cost of Revenue

Cost of revenue was $0.8 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, and in each case, related to providing laboratory services.  Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased in the three months ended March 31, 2023 compared to the corresponding prior year period due to lower variable costs resulting from the decrease in hours billed.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended
	March 31,
(In thousands)	2023	2022	Change
Zunsemetinib	$6,839	$4,712	$2,127
ATI-1777	3,123	2,356	767
ATI-2138	3,225	1,126	2,099
ATI-2231	—	1,586	(1,586)
Discovery	1,381	1,089	292
Other research and development	498	322	176
Personnel	4,919	3,228	1,691
Stock-based compensation	2,602	(113)	2,715
Total research and development expenses	$22,587	$14,306	$8,281

Zunsemetinib

The increase in expenses for zunsemetinib during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher costs associated with drug candidate manufacturing and costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021, and several ancillary clinical trials. The increase was partially offset by a decrease in costs associated with clinical development activities for a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021 and was completed in early March 2023.

ATI-1777

The increase in expenses for ATI-1777 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher costs associated with drug candidate manufacturing and other preclinical development activities as well as costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis.

ATI-2138

The increase in expenses for ATI-2138 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in clinical development expenses associated with a Phase 1 MAD trial during the three months ended March 31, 2023, as well as an increase in preclinical development activities.

ATI-2231

The decrease in expenses for ATI-2231 during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to preclinical development activities and IND-enabling studies as we progressed the program toward IND submission during the three months ended March 31, 2022.

Discovery

The increase in expenses related to discovery during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

The increase in personnel and stock-based compensation expenses in the aggregate during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in costs associated with higher average headcount during the three months ended March 31, 2023, and lower costs during the three months ended March 31, 2022 due to forfeiture credits.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2023	2022	Change
Personnel	$1,980	$1,574	$406
Professional and legal fees	1,721	1,129	592
Facility and support services	618	609	9
Other general and administrative	566	556	10
Stock-based compensation	3,905	2,231	1,674
Total general and administrative expenses	$8,790	$6,099	$2,691

Personnel and stock-based compensation

Personnel and stock-based compensation expenses in the aggregate increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher average headcount and salary increases and new equity awards granted in 2023.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of an increase in patent expenses.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, increased slightly during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of an increase in rent expense due to leasing additional office and laboratory space during the three months ended March 31, 2023.

Licensing

Licensing expenses increased during the three months ended March 31, 2023 due to amounts due to third parties of $1.1 million pertaining to the Lilly agreement.  There were no licensing expenses during the three months ended March 31, 2022.

Revaluation of Contingent Consideration

The decrease in the fair value of our contingent consideration liability during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was mainly due to the removal of estimated future sales levels of zunsemetinib (ATI-450) for moderate to severe hidradenitis suppurativa. This decrease was partially offset by lower discount rates being applied to potential payments relative to prior periods and the passage of time.

Other Income, net

Other income, net increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher interest income on investment portfolio balances.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $204.4 million.  Subsequent to March 31, 2023, we raised aggregate gross proceeds of $27.5 million through our at-the-market equity facility.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Equity Financing

Sale of Common Stock under At-the-Market-Facility

In March 2023, we issued a placement notice to sell 3.4 million shares of our common stock pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023, for aggregate gross proceeds of $27.5 million.  We paid selling commissions of $0.8 million in connection with the sale. This transaction closed in April 2023.

Cash Flows

Cash and cash equivalents were $44.7 million as of March 31, 2023 compared to $45.3 million as of December 31, 2022.  We also had $159.7 million in short- and long-term marketable securities as of March 31, 2023 compared to $184.5 million as of December 31, 2022.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Cash and cash equivalents beginning balance	$45,277	$27,349
Net cash used in operating activities	(26,353)	(20,969)
Net cash provided by investing activities	25,798	29,932
Net cash provided by financing activities	—	30
Cash and cash equivalents ending balance	$44,722	$36,342

Operating Activities

Cash flow related to operating activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Net loss	$(28,160)	$(18,789)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	6,204	1,354
Change in accounts payable and accrued expenses	(3,321)	(3,712)
Change in accounts receivable	(202)	(10)
Change in prepaid expenses and other assets	(874)	188
Net cash used in operating activities	$(26,353)	$(20,969)

Net cash used in operating activities increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as a result of higher net losses after adjusting for non-cash items and an increase in the accretion of interest on investments.

The increase in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of an increase in stock-based compensation expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to higher employee headcount and new equity awards granted in 2023, as well as forfeiture credits recognized during the three months ended March 31, 2022. This increase was partially offset by a decrease in the revaluation of contingent consideration during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the removal of estimated sales from zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing that indication. This impact was partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads being applied to potential payments relative to the prior period.

Investing Activities

Cash flow related to investing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Purchases of property and equipment	$(553)	$(164)
Purchases of marketable securities	(28,524)	(14,558)
Proceeds from sales and maturities of marketable securities	54,875	44,654
Net cash provided by investing activities	$25,798	$29,932

The change in net cash provided by investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from higher sales and maturities of marketable securities during the three months ended March 31, 2023, which were used to fund our operations, partially offset from higher purchases of marketable securities during the three months ended March 31, 2023.

Financing Activities

Cash flow related to financing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Restricted stock unit employee tax withholdings	—	(7)
Proceeds from exercise of employee stock options and the issuance of stock	—	37
Net cash provided by financing activities	$—	$30

Net cash provided by financing activities decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to there being no proceeds from exercises of employee stock options and the issuance of stock or employee tax withholdings pertaining to restricted stock units during the three months ended March 31, 2023.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the clinical development of zunsemetinib as a potential treatment for moderate to severe rheumatoid arthritis and moderate to severe psoriatic arthritis, ATI-1777 as a potential treatment for mild to severe atopic dermatitis and ATI-2138 as a potential treatment for T cell-mediated autoimmune diseases, continue the development of our preclinical compounds, and continue to discover and develop additional drug candidates. We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions.  We will require additional capital to complete the clinical development of zunsemetinib, ATI-1777 and ATI-2138, to develop our preclinical compounds, and to support our discovery efforts.  Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates, the closure of financial institutions and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies, the recruitment, enrollment, conduct and timing of our clinical trials and our business due to macroeconomic conditions, including the Russia-Ukraine war;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates; and
●	our ability to earn revenue as a result of licenses to, or partnerships or other arrangements with, third parties.

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term through October 2023. Following the expiration of this lease, we anticipate entering into a new lease agreement. In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet. The sub-sublease was terminated in December 2022. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029. In February 2023, we added an additional 6,261 square feet of office and laboratory space in St. Louis, Missouri.

Our aggregate remaining lease payment obligations for these two spaces was $3.4 million as of March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, commercial paper, corporate debt securities, treasury bills, U.S. government and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.  However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to litigation and claims arising in the ordinary course of business including intellectual property and product liability litigation. We are not currently a party to any material legal proceedings, and we are not aware of any other pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

10.1+

Amended and Restated Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Douglas Manion (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.2+

Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Kevin Balthaser (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.3+

Eighth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.4+*	Ninth Amended and Restated Non-Employee Director Compensation Policy.

10.5+

Consulting Agreement, dated as of January 1, 2023, by and between the Registrant and Frank Ruffo (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.6+

Amendment No. 1 to Consulting Services Agreement, dated as of March 23, 2023, by and between the Registrant and Frank Ruffo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on March 27, 2023).

10.7

Sales Agreement, dated as of February 23, 2023, by and among the Registrant, SVB Securities LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on February 23, 2023).

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

ACLARIS THERAPEUTICS, INC.

Date: May 8, 2023	By:	/s/ Douglas Manion
Douglas Manion
President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 8, 2023	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)