Form 10-Q
period 2023-06-30
Aclaris Therapeutics, Inc.
filed 2023-08-07
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on July 31, 2023 was 70,794,642.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$31,150	$45,277
Short-term marketable securities	88,625	172,294
Accounts receivable, net	431	484
Prepaid expenses and other current assets	12,729	13,495
Total current assets	132,935	231,550
Marketable securities	90,992	12,242
Property and equipment, net	1,899	1,099
Intangible assets	6,935	6,973
Other assets	2,888	2,732
Total Assets	$235,649	$254,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,425	$10,351
Accrued expenses	8,744	8,701
Current portion of lease liabilities	458	684
Discontinued operations	2,202	2,202
Total current liabilities	22,829	21,938
Other liabilities	1,903	1,570
Contingent consideration	30,800	33,100
Deferred tax liability	367	367
Total liabilities	55,899	56,975
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000,000 and 100,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 70,769,702 and 66,688,647 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid‑in capital	920,904	880,832
Accumulated other comprehensive loss	(1,111)	(897)
Accumulated deficit	(740,044)	(682,315)
Total stockholders’ equity	179,750	197,621
Total liabilities and stockholders’ equity	$235,649	$254,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Contract research	$875	$1,218	$1,764	$2,439
Licensing	994	280	2,633	481
Other	—	30	—	61
Total revenue	1,869	1,528	4,397	2,981

Costs and expenses:
Cost of revenue	1,042	1,068	1,850	2,223
Research and development	25,275	18,779	47,862	33,085
General and administrative	8,317	6,075	17,107	12,174
Licensing	550	—	1,611	—
Revaluation of contingent consideration	(1,500)	(3,400)	(2,300)	(4,600)
Total costs and expenses	33,684	22,522	66,130	42,882
Loss from operations	(31,815)	(20,994)	(61,733)	(39,901)

Other income, net	2,246	462	4,004	580
Net loss	$(29,569)	$(20,532)	$(57,729)	$(39,321)

Net loss per share, basic and diluted	$(0.42)	$(0.31)	$(0.84)	$(0.62)
Weighted average common shares outstanding, basic and diluted	70,633,528	65,990,031	68,763,542	63,723,123

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	$(757)	$(354)	$(214)	$(1,101)
Total other comprehensive loss	(757)	(354)	(214)	(1,101)
Comprehensive loss	$(30,326)	$(20,886)	$(57,943)	$(40,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621
Issuance of common stock in connection with vesting of restricted stock units	517,378	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	543	—	543
Stock-based compensation expense	—	—	6,806	—	—	6,806
Net loss	—	—	—	—	(28,160)	(28,160)
Balance at March 31, 2023	67,206,025	$1	$887,638	$(354)	$(710,475)	$176,810
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	163,677	—	30	—	—	30
Issuance of common stock under at-the-market sales agreement, net of offering costs of $826	3,400,000	—	26,714	—	—	26,714
Unrealized loss on marketable securities	—	—	—	(757)	—	(757)
Stock-based compensation expense	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	(29,569)	(29,569)
Balance at June 30, 2023	70,769,702	$1	$920,904	$(1,111)	$(740,044)	$179,750

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	509,037	—	49	—	—	49
Unrealized loss on marketable securities	—	—	—	(748)	—	(748)
Stock-based compensation expense	—	—	2,346	—	—	2,346
Net loss	—	—	—	—	(18,789)	(18,789)
Balance at March 31, 2022	61,737,483	$1	$795,366	$(972)	$(614,196)	$180,199
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	91,388	—	88	—	—	88
Issuance of common stock under at-the-market sales agreement, net of offering costs of $2,341	4,838,709	—	72,659	—	—	72,659
Unrealized loss on marketable securities	—	—	—	(354)	—	(354)
Stock-based compensation expense	—	—	3,692	—	—	3,692
Net loss	—	—	—	—	(20,532)	(20,532)
Balance at June 30, 2022	66,667,580	$1	$871,805	$(1,326)	$(634,728)	$235,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(57,729)	$(39,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416	414
Stock-based compensation expense	13,328	6,038
Revaluation of contingent consideration	(2,300)	(4,600)
Changes in operating assets and liabilities:
Accounts receivable	53	(14)
Prepaid expenses and other assets	(1,605)	1,309
Accounts payable	1,074	(4,283)
Accrued expenses	(244)	(178)
Net cash used in operating activities	(47,007)	(40,635)
Cash flows from investing activities:
Purchases of property and equipment	(784)	(350)
Purchases of marketable securities	(118,513)	(85,096)
Proceeds from sales and maturities of marketable securities	125,433	94,155
Net cash provided by investing activities	6,136	8,709
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	26,714	72,744
Payments of employee withholding taxes related to restricted stock unit award vesting	—	(23)
Proceeds from exercise of employee stock options and the issuance of stock	30	120
Net cash provided by financing activities	26,744	72,841
Net (decrease) increase in cash and cash equivalents	(14,127)	40,915
Cash and cash equivalents at beginning of period	45,277	27,349
Cash and cash equivalents at end of period	$31,150	$68,264

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$394	$72

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $210.8 million and an accumulated deficit of $740.0 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. Prior to the acquisition of Confluence, the Company had never generated revenue. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to complete the clinical development of zunsemetinib (ATI-450), ATI-1777, ATI-2138 and ATI-2231, to develop its preclinical compounds, and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, its changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022.  The condensed consolidated balance sheet data as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 41% at June 30, 2023. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 8.5% and 10.0% depending on the year of each potential payment.

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

As of June 30, 2023 and December 31, 2022, the Company had $2.2 million in accrued expenses reported as discontinued operations in the Company’s consolidated balance sheet.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$26,229	$—	$—	$26,229
Marketable securities	—	179,617	—	179,617
Total assets	$26,229	$179,617	$—	$205,846

Liabilities:
Contingent consideration	$—	$—	$30,800	$30,800
Total liabilities	$—	$—	$30,800	$30,800

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,516	$—	$—	$38,516
Marketable securities	—	184,536	—	184,536
Total assets	$38,516	$184,536	$—	$223,052

Liabilities:
Contingent consideration	$—	$—	$33,100	$33,100
Total liabilities	$—	$—	$33,100	$33,100

As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs. The Company’s marketable securities as of June 30, 2023 consisted of commercial paper, treasury bills, and corporate debt, asset-backed debt and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2022 consisted of commercial paper and corporate debt, asset-backed debt and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three and six months ended June 30, 2023 and 2022, there were no transfers into or out of Level 3.

The overall $2.3 million decrease in the fair value of the contingent consideration liability during the six months ended June 30, 2023 was primarily due to the removal of estimated sales levels from zunsemetinib (ATI-450) for moderate to severe hidradenitis suppurativa following the Company’s decision to cease pursuing this indication. This decrease was partially offset by lower discount rates, resulting from lower risk-free rates and changes in credit spreads being applied to potential payments relative to prior periods, as well as the passage of time.

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	June 30, 2023
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$44,339	$—	$(373)	$43,966
Commercial paper	43,789	4	(73)	43,720
Treasury bills	4,982	—	(9)	4,973
Asset-backed debt securities(2)	19,125	—	(92)	19,033
U.S. government and government agency debt securities(3)	68,495	2	(572)	67,925
Total marketable securities	$180,730	$6	$(1,119)	$179,617
(1) Included in Corporate debt securities is $29.3 million with maturity dates between one and two years.
(2) Included in Asset-backed debt securities is $19.0 million with maturity dates between two and four years.
(3) Included in U.S. government and government agency debt securities is $42.7 million with maturity dates between one and two years.

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
(3) Included in U.S. government and government agency debt securities is $5.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Computer equipment	$1,449	$1,381
Lab equipment	3,087	2,010
Furniture and fixtures	649	620
Leasehold improvements	1,123	1,123
Property and equipment, gross	6,308	5,134
Accumulated depreciation	(4,409)	(4,035)
Property and equipment, net	$1,899	$1,099

Depreciation expense was $0.2 million for each of the three months ended June 30, 2023 and 2022, and $0.4 million for each of the six months ended June 30, 2023 and 2022.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	June 30,	December 31,	June 30,	December 31,
(In thousands, except years)	Life (years)	2023	2022	2023	2022
Other intangible assets	4.1	$751	$751	$445	$407
In-process research and development	n/a	6,629	6,629	—	—
Total intangible assets		$7,380	$7,380	$445	$407

Amortization expense was $19 thousand for each of the three months ended June 30, 2023 and 2022, and $38 thousand for each of the six months ended June 30, 2023 and 2022.

As of June 30, 2023, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2023	$37
2024	75
2025	75
2026	75
2027	44
Total	$306

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Employee compensation expenses	$3,905	$5,295
Research and development expenses	4,089	2,689
Other	750	717
Total accrued expenses	$8,744	$8,701

7. Stockholders’ Equity

Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2023 or December 31, 2022.

Common Stock

On June 1, 2023, at the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Charter to increase the authorized number of shares of common stock from 100,000,000 shares to 200,000,000 shares.  On June 1, 2023, the Company filed a Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware, which became effective upon filing.

As of June 30, 2023 and December 31, 2022, the Company’s Charter authorized the Company to issue 200,000,000 and 100,000,000 shares, respectively, of $0.00001 par value common stock. There were 70,769,702 and 66,688,647 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2023.

Sales of Common Stock Pursuant to At-The-Market Facility

In April 2023, the Company sold 3.4 million shares of its common stock for aggregate gross proceeds of $27.5 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023. The Company paid selling commissions of $0.8 million in connection with the sale.

In April 2022, the Company sold 4.8 million shares of its common stock for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021. The Company paid selling commissions and other fees of $2.3 million in connection with the sale.

8. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash, or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2023, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,667,545 shares. As of June 30, 2023, 3,035,430 shares remained available for grant under the 2015 Plan. The Company had 6,177,197 stock options and 1,720,040 RSUs outstanding as of June 30, 2023 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 370,600 stock options outstanding as of June 30, 2023 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 466,497 stock options outstanding as of June 30, 2023 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	3.48%	1.90%
Expected term (in years)	6.2	6.2
Expected volatility	77.73%	77.95%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2022	5,167,164	$16.04	7.2	$15,288
Granted	2,074,550	16.26
Exercised	(23,980)	1.20
Forfeited and cancelled	(203,440)	15.59
Outstanding as of June 30, 2023	7,014,294	$16.17	7.3	$6,426
Options vested and expected to vest as of June 30, 2023	7,014,294	$16.17	7.3	$6,426
Options exercisable as of June 30, 2023	3,052,418	$16.85	4.8	$5,554

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2023 was $11.42 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2022	1,520,730	$14.02
Granted	924,883	15.74
Vested	(657,075)	11.51	$7,657
Forfeited and cancelled	(68,498)	15.40
Outstanding as of June 30, 2023	1,720,040	$15.85

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Cost of revenue	$473	$302	$772	$530
Research and development	3,494	941	6,096	828
General and administrative	2,555	2,449	6,460	4,680
Total stock-based compensation expense	$6,522	$3,692	$13,328	$6,038

As of June 30, 2023, the Company had unrecognized stock-based compensation expense for stock options and

RSUs of $38.2 million and $23.8 million, respectively, which is expected to be recognized over weighted average periods of 3.1 years and 3.0 years, respectively.

9. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for share and per share data)	2023	2022	2023	2022
Numerator:
Net loss	$(29,569)	$(20,532)	$(57,729)	$(39,321)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	70,633,528	65,990,031	68,763,542	63,723,123
Net loss per share, basic and diluted	$(0.42)	$(0.31)	$(0.84)	$(0.62)

The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the six months ended June 30, 2023 and 2022. All share amounts presented in the table below represent the total number outstanding as of June 30, 2023 and 2022.

	June 30,
	2023	2022
Options to purchase common stock	7,014,294	5,014,953
Restricted stock unit awards	1,720,040	1,457,309
Total potential shares of common stock	8,734,334	6,472,262

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

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Operating Leases:
Gross cost	$5,804	$5,240
Accumulated amortization	(2,993)	(2,560)
Other assets	$2,811	$2,680

Current portion of lease liabilities	$458	$684
Other liabilities	1,903	1,570
Total operating lease liabilities	$2,361	$2,254

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

11. Agreements Related to Intellectual Property

License Agreement – Pediatrix Therapeutics, Inc.

In November 2022, the Company entered into a license agreement with Pediatrix Therapeutics, Inc. (“Pediatrix”), under which the Company granted Pediatrix the exclusive rights to develop, manufacture and commercialize ATI-1777 in Greater China. Pediatrix has agreed to pay the Company an upfront payment, development, regulatory and commercial milestone payments, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of ATI-1777 by Pediatrix in Greater China. A portion of consideration received from Pediatrix is payable to the former Confluence equity holders as described below. No revenue under this agreement was recorded during the three and six months ended June 30, 2023.

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has agreed to pay the Company an upfront payment, regulatory and commercial milestone payments, anniversary payments, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. The Company recorded licensing revenue under this agreement of $0.9 million and $2.3 million during the three and six months ended June 30, 2023, respectively. Of these amounts, $0.6 million and $1.6 million were paid to third parties during the three and six months ended June 30, 2023, respectively, and recorded as licensing expense.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. EPI Health agreed to pay the Company a high single-digit royalty calculated as a percentage of net sales on a country-by-country basis until the date that the patent rights related to RHOFADE have expired or, if later, ten years from the date of the first commercial sale of RHOFADE in such country. The Company recorded royalty income under the asset purchase agreement of $0.1 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively. EPI Health has also agreed to pay the Company potential sales milestone payments of up to $20.0 million in the aggregate upon the achievement of specified levels of net sales of products covered by the asset purchase agreement, and 25% of any upfront, license, milestone, maintenance or fixed payment received by EPI Health in connection with any license or sublicense of the assets transferred in the disposition in any territory outside of the United States, subject to specified exceptions.

On July 17, 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy filing, the Company recorded an allowance for doubtful accounts related to amounts due from EPI Health resulting in $1.0 million of bad debt expense for the three and six months ended June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the balance of the Company’s contingent consideration liability was $30.8 million and $33.1 million, respectively (see Note 3).

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2023 and 2022. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

The Company’s results of operations by segment for the three and six months ended June 30, 2023 and 2022 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2023	Therapeutics	Research	and Other	Company
Total revenue	$993	$4,876	$(4,000)	$1,869
Cost of revenue	—	4,796	(3,754)	1,042
Research and development	25,521	—	(246)	25,275
General and administrative	—	1,254	7,063	8,317
Licensing	550	—	—	550
Revaluation of contingent consideration	(1,500)	—	—	(1,500)
Loss from operations	$(23,578)	$(1,174)	$(7,063)	$(31,815)

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2022	Therapeutics	Research	and Other	Company
Total revenue	$309	$4,399	$(3,180)	$1,528
Cost of revenue	—	4,041	(2,973)	1,068
Research and development	18,986	—	(207)	18,779
General and administrative	—	854	5,221	6,075
Licensing	—	—	—	—
Revaluation of contingent consideration	(3,400)	—	—	(3,400)
Loss from operations	$(15,277)	$(496)	$(5,221)	$(20,994)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2023	Therapeutics	Research	and Other	Company
Total revenue	$2,632	$9,776	$(8,011)	$4,397
Cost of revenue	—	9,343	(7,493)	1,850
Research and development	48,380	—	(518)	47,862
General and administrative	—	2,316	14,791	17,107
Licensing	1,611	—	—	1,611
Revaluation of contingent consideration	(2,300)	—	—	(2,300)
Loss from operations	$(45,059)	$(1,883)	$(14,791)	$(61,733)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2022	Therapeutics	Research	and Other	Company
Total revenue	$541	$8,495	$(6,055)	$2,981
Cost of revenue	—	7,897	(5,674)	2,223
Research and development	33,466	—	(381)	33,085
General and administrative	—	1,695	10,479	12,174
Licensing	—	—	—	—
Revaluation of contingent consideration	(4,600)	—	—	(4,600)
Loss from operations	$(28,325)	$(1,097)	$(10,479)	$(39,901)

Intersegment Revenue

Revenue for the contract research segment included $4.0 million and $3.2 million for services performed on behalf of the therapeutics segment for the three months ended June 30, 2023 and 2022, respectively, and $8.0 million and $6.1 million for the six months ended June 30, 2023 and 2022, respectively. All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations.

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

Development Programs

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

Moderate to Severe Rheumatoid Arthritis

In December 2021, we initiated a Phase 2b randomized, multicenter, double-blind, parallel group, placebo-controlled, dose-ranging trial to investigate the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics of multiple doses (20 mg and 50 mg twice daily) of zunsemetinib in combination with methotrexate in subjects with moderate to severe rheumatoid arthritis (ATI-450-RA-202). This trial consists of a 12-week treatment period and a 30-day follow-up period and has completed enrollment of 251 subjects in the United States and in multiple countries in Europe. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the fourth quarter of 2023.

Moderate to Severe Psoriatic Arthritis

In June 2022, we initiated a Phase 2a, randomized, multicenter, double-blind, placebo-controlled trial to investigate the efficacy, safety, tolerability, pharmacokinetics, and pharmacodynamics of zunsemetinib (50 mg twice daily) in subjects with moderate to severe psoriatic arthritis (ATI-450-PsA-201). This trial consists of a 12-week treatment period and a 30-day follow-up period and seeks to enroll approximately 70 subjects in the United States and in Poland. The primary endpoint is the proportion of subjects achieving ACR20 at week 12. We expect topline data in the first half of 2024.

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

In May 2022, we initiated a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial to determine the efficacy, safety, tolerability, and pharmacokinetics of ATI-1777 in subjects with moderate to severe atopic dermatitis (ATI-1777-AD-202). In April 2023, we expanded the patient population to include patients with mild disease. In this trial, we are exploring multiple concentrations of twice daily treatment with ATI-1777 and a single concentration of once daily treatment with ATI-1777, in patients 12 years and older. This trial consists of a 4-week treatment period and a 2-week follow-up period and seeks to enroll approximately 240 subjects in the United States. The primary endpoint is the percentage change from baseline in EASI score at week 4. We expect topline data in the second half of 2023.

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

In October 2022, we submitted an IND for ATI-2138 for the treatment of ulcerative colitis, which was allowed by the FDA in November 2022. In December 2022, we initiated a two-week Phase 1 placebo-controlled, randomized, multiple ascending dose (MAD) trial to investigate the safety, tolerability, pharmacokinetics, and pharmacodynamics of ATI-2138 in healthy volunteers (ATI-2138-PKPD-102). We completed enrollment for this trial of healthy volunteers in the United States. Based on a preliminary analysis of the pharmacokinetics, pharmacodynamics and safety, we believe the data support the progression of ATI-2138 into Phase 2 clinical development in ulcerative colitis.  We expect to report the data in September 2023.

ATI-2231, an Investigational Oral MK2 Inhibitor

We are exploring the use of ATI-2231, an investigational oral MK2 inhibitor designed to have a long half-life, as a potential treatment for pancreatic cancer and metastatic breast cancer as well as in preventing bone loss in patients with metastatic breast cancer.

We are supporting Washington University in a first-in-human investigator-initiated Phase 1a trial of ATI-2231 in patients with advanced solid tumor malignancies. We expect clinical development activities to be initiated in the second half of 2023.

Discovery Programs

We are developing oral gut-biased JAK inhibitors with limited systemic exposure as potential treatments for inflammatory bowel disease.

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $57.7 million for the six months ended June 30, 2023 and $86.9 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $740.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. We also expect to add additional personnel, as needed, to support our operational plans and strategic direction. As a result, we will need substantial additional funding to support our continuing operations.

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

Under the Confluence Agreement, we have agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product. In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license, or transfer in specified circumstances.

Asset Purchase Agreement with EPI Health

In 2019, we entered into an asset purchase agreement with EPI Health, LLC, or EPI Health, pursuant to which we sold the worldwide rights to RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, which included the assignment of certain licenses for related intellectual property assets (such transaction, the “Disposition”).

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

During the three months ended June 30, 2023 and June 30, 2022, we recorded royalty income of $0.1 million and $0.3 million, respectively, and during the six months ended June 30, 2023 and June 30, 2022, we recorded royalty income of $0.3 million and $0.5 million, respectively.

On July 17, 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the bankruptcy filing, we recorded an allowance for doubtful accounts related to amounts due from EPI Health resulting in $1.0 million of bad debt expense for the three and six months ended June 30, 2023.

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

Upon execution of the agreement, we received $17.6 million, a portion of which represented payments for regulatory and commercial milestones that were deemed to have been achieved as of the execution of the license agreement.

During the three and six months ended June 30, 2023, we received $0.9 million and $2.3 million in royalties, respectively, from Lilly, a portion of which was paid to third parties.

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

We did not record revenue under this agreement during the three and six months ended June 30, 2023.

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

Cost and Expenses

Cost of Revenue

Cost of revenue consists of the costs incurred in connection with the provision of contract research services. Cost of revenue primarily includes:

●	employee-related expenses, which include salaries, benefits, and stock-based compensation;
●	outsourced professional scientific services;
●	depreciation of laboratory equipment;
●	facility-related costs; and
●	laboratory materials and supplies used to support the services provided.

Research and Development

Research and development expenses consist of expenses incurred in connection with the discovery and development of our drug candidates. These expenses primarily include:

●	expenses incurred under agreements with contract research organizations, or CROs, as well as clinical trial sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials, including domestic technology transfer expenses;
●	quality assurance and quality control costs;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our drug candidates;
●	employee-related expenses, which include salaries, benefits, and stock-based compensation;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and

●	laboratory materials and supplies used to support our research activities.

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

Our expenditures are subject to additional uncertainties, including the preparation of regulatory filings for our drug candidates. We may obtain unexpected results from our clinical trials or other development activities. We may elect to discontinue, delay, or modify the development, including clinical trials, of some drug candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate.  For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs, business development costs, insurance costs, travel expenses and bad debt expense.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 10% and 41% on June 30, 2023. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 8.5% and 10.0% depending on the year of each potential payment.

During the six months ended June 30, 2023, we did not modify any significant assumptions other than the removal of estimated sales from zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing that indication. This impact was partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads being applied to potential payments relative to prior periods, as well as the passage of time, resulting in an overall decrease in contingent consideration of $2.3 million.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Revenues:
Contract research	$875	$1,218	$(343)	$1,764	$2,439	$(675)
Licensing	994	280	714	2,633	481	2,152
Other	—	30	(30)	—	61	(61)
Total revenue	1,869	1,528	341	4,397	2,981	1,416

Costs and expenses:
Cost of revenue	1,042	1,068	(26)	1,850	2,223	(373)
Research and development	25,275	18,779	6,496	47,862	33,085	14,777
General and administrative	8,317	6,075	2,242	17,107	12,174	4,933
Licensing	550	—	550	1,611	—	1,611
Revaluation of contingent consideration	(1,500)	(3,400)	1,900	(2,300)	(4,600)	2,300
Total costs and expenses	33,684	22,522	11,162	66,130	42,882	23,248
Loss from operations	(31,815)	(20,994)	(10,821)	(61,733)	(39,901)	(21,832)

Other income, net	2,246	462	1,784	4,004	580	3,424
Net loss	$(29,569)	$(20,532)	$(9,037)	$(57,729)	$(39,321)	$(18,408)

Revenue

Contract research

Contract research revenue was $0.9 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed, partially offset by a higher average billing rate.

Contract research revenue was $1.8 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed, partially offset by a higher average billing rate.

Licensing

Licensing revenue was $1.0 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase was driven by $0.9 million of royalties under the Lilly license agreement during the three months ended June 30, 2023 offset by a decrease of royalties under the EPI Health agreement between periods.

Licensing revenue was $2.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase was driven by $2.3 million of royalties under the Lilly license agreement during the six months ended June 30, 2023 offset by a decrease of royalties under the EPI Health agreement between periods.

Other

Other revenue was $30 thousand for the three months ended June 30, 2022, and $61 thousand for the six months ended June 30, 2022, which was comprised of rent received from the sub-sublease of our office space. The sub-sublease was terminated in December 2022.

Costs and Expenses

Cost of Revenue

Cost of revenue was $1.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased in the three months ended June 30, 2023 compared to the corresponding prior year period due to lower variable costs resulting from a decrease in hours billed.

Cost of revenue was $1.9 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased in the six months ended June 30, 2023 compared to the corresponding prior year period due to lower variable costs resulting from a decrease in hours billed.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Zunsemetinib	$8,611	$6,606	$2,005	$15,450	$11,318	$4,132
ATI-1777	2,169	3,510	(1,341)	5,292	5,866	(574)
ATI-2138	3,406	1,141	2,265	6,631	2,267	4,364
ATI-2231	520	1,503	(983)	520	3,089	(2,569)
Discovery	1,601	1,183	418	2,982	2,272	710
Other research and development	886	343	543	1,384	665	719
Personnel	4,588	3,552	1,036	9,507	6,780	2,727
Stock-based compensation	3,494	941	2,553	6,096	828	5,268
Total research and development expenses	$25,275	$18,779	$6,496	$47,862	$33,085	$14,777

Zunsemetinib

The increase in expenses for zunsemetinib during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to higher costs associated with drug candidate manufacturing and costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021, and several ancillary clinical trials. The increase was partially offset by a decrease in costs associated with clinical development activities for a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021 and was completed in early March 2023.

ATI-1777

The decrease in expenses for ATI-1777 during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to lower costs associated with drug candidate manufacturing and other preclinical development activities. The decrease was partially offset by an increase in costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis.

ATI-2138

The increase in expenses for ATI-2138 during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to an increase in clinical development expenses associated with a Phase 1 MAD trial, as well as an increase in preclinical development activities.

ATI-2231

The decrease in expenses for ATI-2231 during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to preclinical development activities and IND-enabling studies in the prior period as we progressed the program toward IND submission in 2023.

Discovery

The increase in expenses related to discovery during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

The increase in personnel and stock-based compensation expenses in the aggregate during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to an increase in costs associated with higher average headcount, compensation adjustments and equity awards granted in 2023, and lower costs during the three and six months ended June 30, 2022 due to forfeiture credits.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2023	2022	Change	2023	2022	Change
Personnel	$1,893	$1,365	$528	$3,873	$2,938	$935
Professional and legal fees	1,444	1,160	284	3,165	2,289	876
Facility and support services	857	482	375	1,475	1,091	384
Other general and administrative	547	619	(72)	1,113	1,176	(63)
Stock-based compensation	2,555	2,449	106	6,460	4,680	1,780
Bad debt	1,021	—	1,021	1,021	—	1,021
Total general and administrative expenses	$8,317	$6,075	$2,242	$17,107	$12,174	$4,933

Personnel and stock-based compensation

Personnel and stock-based compensation expenses in the aggregate increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily due to higher average headcount, compensation adjustments, and equity awards granted in 2023.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by an increase in accounting related expenses. The increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by an increase in patent expenses.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 primarily as a result of an increase in rent expense due to leasing additional office and laboratory space and an increase in information technology costs during the three and six months ended June 30, 2023.

Bad debt

Bad debt expenses were related to our determination that amounts due to us as of June 30, 2023 pursuant to the asset purchase agreement with EPI Health are uncertain as a result of the bankruptcy filing by EPI Health in July 2023. There was no bad debt expense during the three and six months ended June 30, 2022.

Licensing

Licensing expenses during the three and six months ended June 30, 2023 were related to amounts paid to third parties pertaining to the Lilly agreement. There were no licensing expenses during the three and six months ended June 30, 2022.

Revaluation of Contingent Consideration

The gain on revaluation of contingent consideration decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and was driven by changes in discount rates, including risk-free rates and credit spreads, on potential future payments and an increase in the probability of success of zunsemetinib in psoriatic arthritis, partially offset by adjustments to other assumptions for certain clinical programs.

The gain on revaluation of contingent consideration decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and was driven by changes in discount rates, including risk-free rates and credit spreads, on potential future payments, partially offset by adjustments to other assumptions for certain clinical programs, including the removal of estimated future sales levels of zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing this indication.

Other Income, net

Other income, net increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to higher interest income on investment portfolio balances.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $210.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Equity Financing

Sale of Common Stock under At-the-Market-Facility

In April 2023, we sold 3.4 million shares of our common stock for aggregate gross proceeds of $27.5 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023.  We paid selling commissions of $0.8 million in connection with the sale.

In April 2022, we sold 4.8 million shares of our common stock for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021. We paid selling commissions and other fees of $2.3 million in connection with the sale.

Cash Flows

Cash and cash equivalents were $31.2 million as of June 30, 2023 compared to $45.3 million as of December 31, 2022. We also had $179.6 million in short- and long-term marketable securities as of June 30, 2023 compared to $184.5 million as of December 31, 2022.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Cash and cash equivalents beginning balance	$45,277	$27,349
Net cash used in operating activities	(47,007)	(40,635)
Net cash provided by investing activities	6,136	8,709
Net cash provided by financing activities	26,744	72,841
Cash and cash equivalents ending balance	$31,150	$68,264

Operating Activities

Cash flow related to operating activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Net loss	$(57,729)	$(39,321)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	11,444	1,852
Change in accounts payable and accrued expenses	830	(4,461)
Change in accounts receivable	53	(14)
Change in prepaid expenses and other assets	(1,605)	1,309
Net cash used in operating activities	$(47,007)	$(40,635)

Net cash used in operating activities increased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of higher net losses after adjusting for non-cash items.

The increase in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of an increase in stock-based compensation expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher employee headcount and equity awards granted in 2023, as well as forfeiture credits recognized during the six months ended June 30, 2022. This increase was partially offset by a decrease in the gain on revaluation of contingent consideration during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 driven by changes in discount rates, including risk-free rates and credit spreads, on potential future payments, partially offset by adjustments to other assumptions for certain clinical programs, including the removal of estimated future sales levels of zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing this indication.

Investing Activities

Cash flow related to investing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Purchases of property and equipment	$(784)	$(350)
Purchases of marketable securities	(118,513)	(85,096)
Proceeds from sales and maturities of marketable securities	125,433	94,155
Net cash provided by investing activities	$6,136	$8,709

The decrease in net cash provided by investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted primarily from higher purchases of marketable securities during the six months ended June 30, 2023, partially offset by higher sales and maturities of marketable securities during the six months ended June 30, 2023, which were used to fund our operations.

Financing Activities

Cash flow related to financing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	$26,714	$72,744
Payments of employee withholding taxes related to restricted stock unit award vesting	—	(23)
Proceeds from exercise of employee stock options and the issuance of stock	30	120
Net cash provided by financing activities	$26,744	$72,841

Net cash provided by financing activities decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to larger proceeds in 2022 from our sales under our at-the-market sales agreement.

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

As a publicly traded company, we incur and will continue to incur significant legal, accounting, and other similar expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that could increase our compliance costs.

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

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical drugs, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing, and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire additional drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the impact on the timing of our preclinical studies, the recruitment, enrollment, conduct and timing of our clinical trials and our business due to macroeconomic conditions, including the Russia-Ukraine war;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates; and
●	our ability to earn revenue as a result of licenses to, or partnerships or other arrangements with, third parties.

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a sublease agreement which has a term that runs through October 2023. In December 2020, we entered into a sub-sublease agreement under which we sub-subleased 8,115 square feet. The sub-sublease was terminated in December 2022. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029. In February 2023, we added an additional 6,261 square feet of office and laboratory space in St. Louis, Missouri.

Our aggregate remaining lease payment obligations for these two spaces was $3.1 million as of June 30, 2023.

In May 2023, we executed a new lease agreement pursuant to which we will lease 11,564 square feet of office space for new headquarters in Wayne, Pennsylvania. This lease is expected to commence in November 2023 and has a term of 64 months. Total lease payment obligations for the life of the lease are $2.0 million.

Agreement and Plan of Merger – Confluence

Under the Confluence Agreement, we have agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, we have agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license, or transfer in specified circumstances.

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

Segment Information

We have two reportable segments, therapeutics, and contract research. The therapeutics segment is focused on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases. The contract research segment earns revenue from the provision of laboratory services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, commercial paper, corporate debt securities, treasury bills, and U.S. government and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on October 13, 2015).

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

3.3

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 24, 2020).

10.1˄

Office Lease, dated May 26, 2023, by and between the Registrant and CBCC – Lee Road Acquisitions, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 1, 2023).

10.2+

Amended and Restated Employment Agreement, effective as of July 1, 2023, by and between the Registrant and Joseph Monahan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 12, 2023).

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

ACLARIS THERAPEUTICS, INC.

Date: August 7, 2023	By:	/s/ Douglas Manion
Douglas Manion
President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 7, 2023	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)