Form 10-K
period 2023-12-31
Aclaris Therapeutics, Inc.
filed 2024-02-27
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

701 Lee Road, Suite 103

Wayne, PA 19087

(484) 324-7933

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.00001 par value	ACRS	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻     No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ◻      No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧     No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $712.6 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of January 31, 2024, 70,925,042 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

All brand names or trademarks appearing in this Annual Report, including KINect and RHOFADE, are the property of their respective owners. Unless the context requires otherwise, references in this report to “Aclaris,” the “Company,” “we,” “us,” and “our” refer to Aclaris Therapeutics, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases. Our proprietary KINect drug discovery platform combined with our preclinical development capabilities allows us to identify and advance potential drug candidates that we may develop independently or in collaboration with third parties. In addition to identifying and developing our novel drug candidates, we are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our novel drug candidates. We also provide contract research services to third parties enabled by our early-stage research and development expertise. In January 2024, we announced that we are undertaking a strategic review of our business.

Our Approach

We are dedicated to developing a pipeline of novel drug candidates to address the needs of patients with immuno-inflammatory diseases who lack satisfactory treatment options. Our approach to achieve this goal includes the following key elements:

●	Create new medicines through kinome innovation. We are exploring the kinome, a subset of the human genome that consists of a collection of 518 protein kinases, one of the largest of all human gene families, responsible for signal transduction controlling cellular responses. Classified into eight major groups based on their structural similarity to each other, kinases are key regulators of cell function in many cell processes. By transferring phosphates to other molecules, kinases can induce a cellular response to environmental cues. Dysregulation and/or activating/blocking mutations in kinases can disrupt normal cell signaling and lead to diseases ranging from autoimmune diseases to diabetes and cancer, making them important targets for drug development. There are over 70 kinase inhibitors approved by the U.S. Food and Drug Administration, or FDA, on the market; however, these drugs only target a small fraction of the kinome, with many clinically relevant kinase targets lacking validated inhibitors. In 2021, the kinase inhibitors market was valued at over $57 billion. We’re focused on novel approaches toward the design and development of kinase inhibitors that target key enzymes involved in chronic inflammation, autoimmune disease, and the regulation of cancer growth, survival and metastasis.
●	Identify drug candidates through our KINect drug discovery platform. Our proprietary KINect platform enables us to identify potential drug candidates through a unique combination of our proprietary chemical library of kinase inhibitors, our novel approach to inhibitor modalities, our expertise in structure-based drug design, or SBDD, and our custom kinase assays.
●	Scientific discovery led by world-class kinase expertise. We have assembled an accomplished team of kinome experts skilled at developing novel kinase targeted medicines. Our talented and diverse team of scientists and professionals have extensive experience in cell and molecular biology, biochemistry, enzymology, biomarker development, immunology, in vivo efficacy models, SBDD and medicinal chemistry.
●	Broaden our drug development pipeline internally and externally. A key element of our strategy is to build and expand our pipeline of drug candidates. To build our pipeline, we may seek to in-license or acquire additional drug candidates, in addition to developing assets in-house.
●	Pursue strategic alternatives for our drug candidates. We intend to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

Our Drug Candidates

Our pipeline of drug candidates is summarized in the table below. These investigational drugs were developed internally utilizing our proprietary KINect drug discovery platform.

Drug Candidate / Program	Target	Route of Administration	Indication	Development Phase
Immuno-Inflammatory
ATI-1777	“Soft” JAK 1/3 inhibitor	Topical	Atopic dermatitis	Phase 2b Complete
ATI-2138	ITK/JAK3 inhibitor	Oral	T cell-mediated autoimmune diseases	Phase 1 Complete
Oncology
Zunsemetinib	MK2 inhibitor	Oral	Metastatic breast cancer	Phase 1*
Pancreatic cancer

* We plan to support Washington University in St. Louis through investigator-initiated trials for these indications.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

ATI-1777 is an investigational topical “soft” Janus kinase, or JAK, 1/3 inhibitor for the potential treatment of atopic dermatitis and potentially other dermatologic conditions. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In January 2024, we announced positive top-line results from our Phase 2b study of ATI-1777 in patients with mild to severe atopic dermatitis (ATI-1777-AD-202). ATI-1777-AD-202 was a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to evaluate the efficacy, safety, tolerability and pharmacokinetics, or PK, of multiple concentrations (0.5%, 1% and 2%) of twice daily, or BID, treatment with ATI-1777 and a single concentration (2%) of once daily, or QD, treatment with ATI-1777. The trial randomized 250 patients with mild, moderate or severe atopic dermatitis, including adults and children as young as 12 years old, across 30 clinical trial sites in the United States. The study met the primary efficacy endpoint, the percent change from baseline in the Eczema Area and Severity Index, or EASI, score at week 4, with statistical significance for patients treated with ATI-1777 2% BID compared to patients treated with vehicle (69.7% versus 58.7% in the pooled vehicle group, p=0.035). While not statistically powered, ATI-1777 2% BID and 2% QD also showed improvement in the proportion of patients who reached an IGA-TS response (or the Investigator Global Assessment Treatment Success, the U.S. FDA regulatory endpoint) at week 4 (ATI-1777 2% BID: 37.2% compared to 27.1% in vehicle, p=0.141; ATI-1777 2% QD: 36.6% compared to 26.3% in vehicle, p=0.137). In addition, a PK analysis showed minimal levels of exposure to ATI-1777. The mean steady state trough drug levels at week 4 were 0.319 ng/mL, representing 0.7% of IC50 for JAK 1/3 inhibition in whole blood. In total, 97% of ATI-1777 plasma samples from dosed patients had concentrations below 1/10th of the IC50, and six samples (from five ATI-1777-treated patients) of 570 samples analyzed had concentrations above 1/4 of the IC50. No meaningful safety findings were observed and ATI-1777 was well tolerated.

We intend to seek a development and commercialization partner for this program.

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is an investigational oral covalent inhibitor of interleukin-2-inducible T cell kinase, or ITK, and JAK3 for the potential treatment of T cell-mediated autoimmune diseases. The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes.

In September 2023, we announced positive results from our Phase 1 multiple ascending dose, or MAD, trial of ATI-2138 (ATI-2138-PKPD-102). ATI-2138-PKPD-201 was a two-week Phase 1 placebo-controlled, randomized, MAD trial to investigate the safety, tolerability, PK, and pharmacodynamics of ATI-2138 in healthy volunteers. The study enrolled 60 healthy subjects across 6 dosing cohorts ranging from 10 to 80 mg of total daily doses, with eight active and two placebo controlled per arm. Data from the trial demonstrated that ATI-2138 was generally well tolerated at all doses tested in the trial and had dose proportional PK. Additionally, ATI-2138 demonstrated a dose-dependent inhibition of both ITK and JAK3 exploratory pharmacodynamic biomarkers, with near maximal inhibition achieved at the 30 mg total daily dose. No serious adverse events were reported.

We are assessing the most effective development pathway, including the lead indication, for ATI-2138.

Zunsemetinib, an Investigational Oral MK2 Inhibitor

Zunsemetinib, or ATI-450, is an investigational oral, novel, small molecule selective inhibitor of the mitogen-activated protein kinase-activated protein kinase 2, or MK2, signaling pathway for the potential treatment of metastatic breast cancer, or MBC, and pancreatic ductal adenocarcinoma, or PDAC.

MBC: Phosphorylated MK2 is upregulated in primary tumors and metastatic bone lesions from MBC patients.  MK2 is responsible for the production of a subset of critical pro-tumorigenic factors secreted by the stromal microenvironment to support tumor growth and metastasis. Additionally, MK2 drives both metastatic and chemotherapy induced bone loss in MBC patients through, at least in part, its role in RANKL biology and osteoclast production and activation. In preclinical studies, zunsemetinib has been demonstrated to impact murine models of MBC through inhibition of tumor growth and metastasis along with bone preservation.

PDAC: Phosphorylated MK2 is highly expressed in PDAC tissue and expression levels are directly associated with poor outcomes in patients with PDAC. The current first and second line standard of care for PDAC patients is FOLFIRINOX combination chemotherapy. Irinotecan and its metabolite, SN-38, are the main drivers of cancer cell apoptosis associated with FOLFIRINOX. The effectiveness of FOLFIRINOX is limited by pro-survival resistance mechanisms that are driven through SN-38 activation of the MK2 pathway and phosphorylation of two direct MK2 substrates, HSP-27 and Beclin-1. In both patient derived xenografts and in the autochthonous genetic KPPC model of PDAC in mice, zunsemetinib has demonstrated that it blocks phosphorylation and activation of HSP-27, induces tumor cell killing and enhances the efficacy of FIRINOX (a version of FOLFIRINOX used in murine models).

We plan to support Washington University in St. Louis in its investigator-initiated Phase 1b/2 trials of zunsemetinib in patients with MBC and PDAC.

Discovery Programs and KINect Drug Discovery Platform

We conduct small molecule drug discovery and preclinical development research through KINect, our proprietary drug discovery platform, which we acquired as part of our acquisition of Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.), or Confluence, in 2017. Our KINect platform enables us to identify potential drug candidates through a unique combination of our proprietary chemical library of kinase inhibitors, our novel approaches to inhibitor modalities, our expertise in SBDD, and our custom kinase assays.

Our focus has been on difficult to drug kinase targets that exhibit some level of clinical, genetic and/or pharmacological disease validation. Our approach involves the following mechanisms: (1) reversible and irreversible covalent inhibitors, (2) molecular glue/complex targeted inhibitors and (3) targeted protein degraders. These novel approaches are currently being utilized to prosecute additional validated, difficult to drug kinase targets with the goal of demonstrating potential platform utility.

Reversible and Irreversible Covalent Inhibitors: Central to the KINect platform is our novel chemical library of several hundred compounds specifically designed to target non-catalytic cysteine residues near the adenosine triphosphate, or ATP, binding site of more than 300 kinases. Furthermore, using state-of-the-art drug modeling software, we are able to elaborate the structure of viable drug-like compounds culled from our library and extensive in silico libraries to optimize reversible binding to the target kinase and allow them to selectively form a covalent bond with the cysteine residue near the ATP site on the specific kinase target. This approach delivers inhibitors exhibiting enhanced potency, selectivity and biochemical efficiency thereby allowing pharmacological access to ‘hard to drug’ kinases. We then assess the function of the newly created compounds with physiologically relevant custom assays that effectively translate to human diseases.

Molecular Glue/Complex Targeted Inhibitors: In cells, protein kinases function in the context of multicomponent signalosome complexes. Targeting kinase complexes with small molecule drugs designed to either stabilize (molecular glue) and/or generate inactive complexes provides several potential advantages over those designed against a single protein target including: (1) utilizing a more physiological translatable complex as the target, (2) providing novel protein interfaces devoid of competing endogenous ligands to target, and (3) identifying new chemical matter and modalities for difficult to drug kinase targets.  As such, we have identified target complexes of interest and have initiated discovery programs against these targets.

Targeted Protein Degraders: We believe targeted protein degraders represent a powerful approach to develop drugs against biologically important but difficult to drug proteins including kinases. This approach harnesses cellular protein clearing machinery to selectively remove proteins from the cell in contrast to inhibiting their function. This approach is particularly useful for kinases that have both catalytic and scaffolding functions for which inhibitors will only partially impact biology. We are exploring selective degraders of kinase targets with multiple biological functions in addition to the catalytic activity.

This integrated drug discovery engine allows us to rapidly progress potential drug candidates from idea to Investigational New Drug, or IND. We believe this platform can generate inhibitors with fit-for purpose mechanisms ranging from reversible, to reversible-covalent to irreversible-covalent kinase and kinase complex inhibitors along with targeted protein degraders.

We are actively progressing several discovery programs focused on delivering the next wave of drug candidates from our KINect platform. Our discovery efforts center on targeting kinases that play pivotal roles in various inflammatory, autoimmune, and oncology pathways. We intend to evaluate both internal and external development options, including strategic partnerships, for these assets.

Discontinued Programs

We were previously developing zunsemetinib as a potential treatment for various immuno-inflammatory diseases, including hidradenitis suppurativa, psoriatic arthritis, and rheumatoid arthritis. In March 2023, we announced that our Phase 2a study of zunsemetinib in patients with hidradenitis suppurativa did not meet its primary or second efficacy endpoints, and in November 2023, we announced that our Phase 2b study of zunsemetinib in patients with rheumatoid arthritis did not meet its primary or second efficacy endpoints. Following the results of these trials, in 2023 we discontinued further development of our MK2 inhibitor programs in immuno-inflammatory diseases, including halting enrollment in our Phase 2a study of zunsemetinib in patients with psoriatic arthritis.

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

With respect to ATI-1777 as a potential treatment for atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and over-the-counter, or OTC, topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Incyte, LEO Pharma A/S, Pfizer, and Regeneron Pharmaceuticals and Sanofi. In addition, we are aware of a number of companies including large pharmaceutical companies, such as Amgen, Dermavant Sciences, Eli Lilly, LEO Pharma A/S and Pfizer, developing and conducting clinical trials for investigational drug candidates that could compete with ATI-1777, in each case if approved, for the treatment of atopic dermatitis.

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

With respect to our “soft” JAK inhibitor development program, we own numerous issued patents and pending applications in the United States and foreign countries to novel “soft” JAK inhibitors and various methods of use that expire, or would expire, between 2038 and 2042, subject to any applicable patent term adjustment or extension that may be available in a particular country. For example, we own issued patents in the United States and other foreign countries, as well as pending applications in the United States and foreign countries directed to various novel inhibitors of JAK1 and/or JAK3, including ATI-1777, and methods of using the same, which, if issued, would expire in 2038, subject to any applicable adjustment or extension. We also own pending applications in the United States and foreign countries directed to crystal forms of ATI-1777 and directed to methods of using ATI-1777 and topical formulations, which, if issued, would expire in 2041 and 2042, respectively, subject to any applicable adjustment or extension.

With respect to our ITK inhibitor development program, we own numerous issued U.S. patents and pending applications in the United States and foreign countries directed to novel inhibitors of ITK and methods of use that expire, or would expire, between 2035 and 2039, subject to any applicable patent term adjustment or extension that may be available in a particular country. For example, we own one U.S. patent and pending U.S., European Union and other foreign country applications directed to ATI-2138 and analogs thereof and methods of using the same, which, if issued, would expire in 2039, subject to any applicable adjustment or extension. We also own a pending PCT application directed to methods of using ATI-2138, which if issued, would expire in 2043, subject to any applicable adjustment or extension.

With respect to our MK2 signaling pathway inhibitor development program, we own numerous issued patents and pending applications to novel MK2 pathway inhibitors, including zunsemetinib, and various methods of use that expire, or would expire, between 2031 and 2041, subject to any applicable patent term adjustment or extension that may be available in a particular country. For example, we own two issued U.S. patents and issued patents and pending applications in the European Union and other foreign countries directed to zunsemetinib and analogs thereof and certain methods of using the same. The U.S. patents expire in 2034 and any claims that may issue from the pending applications expire in 2034, subject to any applicable adjustment or extension. We own pending patent applications in the United States, European Union and other foreign countries directed to methods of treating various cancers, such as breast cancer and pancreatic cancer, by orally administering zunsemetinib, which, if issued, would each expire in 2041, subject to any applicable adjustment or extension. Further, we own one U.S. patent and numerous pending patent applications in the United States, European Union and other foreign countries directed to certain methods of manufacturing zunsemetinib and crystal forms of zunsemetinib, which, if issued, would each expire in 2041, subject to any applicable adjustment or extension. We also exclusively license from Washington University pending applications in the United States and the European Union directed to methods of treating pancreatic cancer with MK2 inhibitors, including zunsemetinib, which, if issued, would expire in 2041, subject to any applicable adjustment or extension.

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

Acquisition and License Agreements

Agreement and Plan of Merger with Confluence

In August 2017, we entered into an Agreement and Plan of Merger, or the Confluence Agreement, with Confluence, Aclaris Life Sciences, Inc., our wholly-owned subsidiary, or Merger Sub, and Fortis Advisors LLC, as representative of the former equity holders of Confluence. Pursuant to the terms of the Confluence Agreement, the Merger Sub merged with and into Confluence, with Confluence surviving as our wholly-owned subsidiary, resulting in our acquisition of 100% of the outstanding shares of Confluence. As part of the Confluence acquisition we acquired our investigational drug candidates zunsemetinib, ATI-1777 and ATI-2138.

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

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with GMP regulations and other laws. The FDA has promulgated specific requirements for drug cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict sponsor communications on the subject of off-label use.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates”, namely independent contractors or agents of HIPAA covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

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

There have been executive branch, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional health care reform measures of the Biden administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or the BBA, and the Infrastructure Investment and Jobs Act, will stay in effect through 2032 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, cancer treatment centers and imaging centers. Moreover, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products related to product tracking and tracing. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is unclear how the IRA will be implemented in the future, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. The effect of reducing prices and reimbursement for certain of our drug candidates, if approved, could significantly impact our business and consolidated results of operations. In addition, the IRA may meaningfully influence our pharmaceutical industry business strategies. In particular, it may reduce the attractiveness of investment in small molecule and biologic innovation.

At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear if and how this program will be implemented and whether it will be subject challenges in the United States or

Canada. Other states have also submitted proposals that are pending review by the FDA. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs.

The Affordable Care Act, the IRA, as well as other federal and state health care reform measures that have been and may be adopted in the future, could harm our future revenue. Additional legislative actions may be taken in the future which may change current regulations, guidance and interpretations. The impact of such actions on our business, if any, cannot presently be determined.

The Hatch Waxman Amendments to the FDCA

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or an application covered by Section 505(b)(2) of the FDCA. An ANDA provides for marketing of a drug product that has the same active ingredients, generally in the same strengths and dosage form, as the listed drug and has been shown through pharmacokinetic, or PK, testing to be bioequivalent to the listed drug. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are generally not required to conduct, or submit results of, preclinical studies or clinical tests to prove the safety or effectiveness of their drug product. Section 505(b)(2) applications provide for marketing of a drug product that may have the same active ingredients as the listed drug and contains full safety and effectiveness data as an NDA, but at least some of this information comes from studies not conducted by or for the applicant. This alternate regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, or published literature, in support of its application. The FDA may then approve the new drug candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

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

Patent Term Extension

In the United States, after NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension, which provides patent term restoration as compensation for the patent term lost during the FDA regulatory review process for the first permitted commercial marketing of a drug product. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The allowable patent term extension is calculated as half of the drug’s testing phase, which is the time between the IND submission becoming effective and the NDA submission, and all of the review phase, which is the time between NDA submission and approval, up to a maximum extension of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts.  Accordingly, these updates could impact the demand for our drug candidates, if approved. Our drug candidates, if approved, may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients or sufficient to allow our potential third-party partners to sell our drug candidates, if approved, on a competitive and profitable basis. Our results of operations could be adversely affected by the Affordable Care Act, the IRA and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that our potential third-party partners could receive for any of our drug candidates, if approved, and could adversely affect our profitability. We cannot predict how pending and future health care legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our drug candidates could harm our business.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 91 total employees, of which 86 were full-time employees. On December 19, 2023, we announced a plan to reduce our workforce, which we anticipate to be substantially complete by June 2024. All of our employees are located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2012. Our principal executive offices are located at 701 Lee Road, Suite 103, Wayne, PA 19087. Our telephone number is (484) 324-7933. Our common stock is listed on the Nasdaq Global Select Market under the symbol “ACRS.”

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

Since inception, we have incurred significant net losses. We incurred net losses of $88.5 million and $86.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $770.8 million. We have financed our operations over the last several years primarily from sales of equity securities and incurring indebtedness in the form of loans from commercial lenders.

We have devoted substantially all of our financial resources and efforts to the development of our drug candidates, including preclinical studies and clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in the near term as we:

●	pursue strategic alternatives, including identifying and seeking to consummate transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates;
●	continue to develop our drug candidates;
●	continue to discover and develop additional drug candidates;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur legal, accounting, investor relations and other administrative expenses in operating as a public company.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $181.9 million. We believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional products or drug candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

●	the number and development requirements of the drug candidates that we may pursue;

●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our drug candidates;
●	the costs, timing and outcome of regulatory review of our drug candidates;
●	the extent to which we in-license or acquire drug candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates; and
●	our ability to earn revenue from licenses to, or partnerships or other arrangements with, third parties.

We will require additional capital to develop our drug candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we could be forced to curtail our planned operations.

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

Risks Related to the Development and Potential Commercialization of Our Drug Candidates

We may not be successful in our efforts to identify and develop additional drug candidates leveraging our KINect drug discovery platform.

A key element of our approach is to leverage our KINect drug discovery engine to identify and develop additional novel drug candidates. Our platform is powered by a unique combination of our proprietary chemical library of kinase inhibitors, our novel approaches to inhibitor modalities, our expertise in SBDD, and our custom kinase assays. Our ability to identify and develop additional drug candidates is subject to numerous risks, including that:

●	our drug discovery methods and our KINect platform may not be successful in identifying additional drug candidates;
●	our discovery programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development; and
●	potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drug candidates that will receive marketing approval and achieve market acceptance.

In addition, discovery programs require substantial technical, financial and human resources. We may not be able to maintain sufficient resources and expertise to discover additional drug candidates. It could take years to identify a viable drug candidate, and there is a risk that we may never do so. If we are unable to identify successful drug candidates for preclinical and clinical development and regulatory approval in a timely matter or at all, we could experience significant delays or an inability to successfully pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, which could harm our business.

If we are unable to successfully develop our drug candidates and to pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates, or experience significant delays in doing so, our business will be harmed.

We have invested significant efforts and financial resources in the development of our drug candidates and the identification of potential drug candidates. Our ability to earn substantial revenue from our drug candidates will depend heavily on our ability to successfully develop and pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize these drug candidates. The success of any drug candidates that we develop will depend on several factors, including:

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

A failure of one or more clinical trials can occur at any stage of testing. For example, in March 2023 we announced that our Phase 2a study of zunsemetinib in patients with hidradenitis suppurativa did not meet its primary or second efficacy endpoints, and in November 2023, we announced that our Phase 2b study of zunsemetinib in patients with rheumatoid arthritis did not meet its primary or second efficacy endpoints, following which we discontinued further development of our MK2 inhibitor programs in immuno-inflammatory diseases, including halting enrollment in our Phase 2a study of zunsemetinib in patients with psoriatic arthritis. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population. Trials may be subject to delays as a result of subject enrollment taking longer than anticipated or subject withdrawal, including as a result of factors beyond our control. We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

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

We have conducted and may in the future conduct clinical trials for our drug candidates outside the United States. The FDA, EMA or comparable foreign regulatory authorities may not accept data from such trials.

We have conducted and may in the future conduct clinical trials for our drug candidates outside the United States. The acceptance of trial data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. Such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our drug candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Because we have limited financial and management resources, we focus on development programs and drug candidates that we identify for specific indications or therapeutic areas. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications or therapeutic areas that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future development programs and drug candidates for specific indications or therapeutics areas may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through partnerships, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

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

With respect to ATI-1777 as a potential treatment for atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, oral and topical calcineurin inhibitors, oral mycophenolate products, other JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and OTC topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie, Incyte, LEO Pharma A/S, Pfizer, and Regeneron Pharmaceuticals and Sanofi. In addition, we are aware of a number of companies including large pharmaceutical companies, such as Amgen, Dermavant Sciences, Eli Lilly, LEO Pharma A/S and Pfizer, developing and conducting clinical trials for investigational drug candidates that could compete with ATI-1777, in each case if approved, for the treatment of atopic dermatitis.

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

We may not be able to negotiate partnerships on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such drug candidate, reduce or delay its development program or one or more of our other development programs or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate revenue.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit the ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Our issued U.S. patents covering zunsemetinib expire in 2034. Our issued U.S. patent covering ATI-1777 expires in 2038. Our issued U.S. patent directed to ATI-2138 expires in 2039. We are pursuing patent protection for methods of use, polymorphs and methods of manufacture for our drug candidates that may extend the term of patent protection. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us or our potential third-party partners with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or pursue strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates.

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

For example, following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. The impact of the withdrawal of the United Kingdom from the European Union will not be known for some time, which could lead to a period of uncertainty relating to our ability to obtain and maintain patents and trademarks in the United Kingdom. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents, which was implemented in 2023.  All European patents, including those issued prior to ratification, would by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions, unless the patent holder “opts out” of the UPC on a patent-by-patent basis during an initial seven-year period. Owners of traditional European patent applications who receive notice of grant after the EU Patent Package ratification can either accept a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will stay in effect through 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which was signed into law in January 2013, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our ability to earn revenue from arrangements with our potential third-party partners for our drug candidates.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. In addition, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether these or similar policy initiatives will be implemented in the future. The effect of reducing prices and reimbursement for certain of our drug candidates, if approved, could significantly impact our business and consolidated results of operations. In addition, the IRA may meaningfully influence our and pharmaceutical industry business strategies. In particular, it may reduce the attractiveness of investment in small molecule and biologic innovation.

At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear if and how this program will be implemented and whether it will be subject challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on obtaining marketing approvals for our drug candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our potential third-party partners to more stringent drug labeling and post-marketing testing and other requirements. These risks may compromise our ability to earn revenue from arrangements with such third-party partners for our drug candidates.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security.  Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, personnel data, data from participants in our clinical trials, and other sensitive third-party data (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—

including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business operations. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to “comprehensive” state privacy laws like CCPA, we are or may become subject to new state laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security.  For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries.  In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate.  Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.  Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.  If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups.  Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future.  We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies and make other statements regarding data privacy and security.  If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty.  Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions.  Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations.  Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.  If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.  In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands.  Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations.  Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop our drug candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are highly dependent on the management, development, clinical, financial, and business development expertise of Dr. Neal Walker, our Interim Chief Executive Officer and President, Kevin Balthaser, our Chief Financial Officer, Dr. Joseph Monahan, our Chief Scientific Officer, and James Loerop, our Chief Business Officer, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us or resign at any time. We do not maintain “key person” insurance for any of our key executives.

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

If we fail to maintain compliance with the listing requirements of the Nasdaq Global Select Market, we may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the Nasdaq Global Select Market. To maintain the listing of our common stock on the Nasdaq Global Select Market, we are required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.

We may fail to satisfy one or more the Nasdaq Global Select Market requirements for continued listing of our common stock in the future. There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Global Select Market, or, if transferred, on the Nasdaq Capital Market. This could impair the liquidity and market price of our common stock. In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the stock market on which our common stock is listed. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

As of December 31, 2023, we had federal and state net operating loss carryforwards, or NOLs, of $464.8 million and $395.3 million, respectively, which will begin to expire in 2032. Under federal law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. It is uncertain if and to what extent various states will conform to the federal tax law. As of December 31, 2023, we also had federal research and development tax credit carryforwards of $20.4 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. These NOL and tax credit carryforwards could expire unused or due to limitation on use be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Although we have experienced Section 382 ownership changes between 2012 and 2023, we have concluded that we should have sufficient ability to utilize NOLs accumulated during the periods tested. In addition, we may have experienced ownership changes since 2023 and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it might harm our future operating results by effectively increasing our future tax obligations.

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

General Risk Factors

If our information technology systems, those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely.  Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to develop our drug candidates and provide our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to develop our drug candidates or provide our services, loss of sensitive data and income, reputational harm, and diversion of funds.  Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.  Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.  Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks and other threats to our business operations.  We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, SaaS platforms, encryption and authentication technology, employee email and other functions.  We also rely on third-party service providers to provide other products and services, or otherwise to operate our business.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.  If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.  While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.  In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.  We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software). We may not, however, detect and remediate all such vulnerabilities including on a timely basis.  Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.  Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely.  A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business.

We may expend significant resources or modify our business activities to try to protect against security incidents.  Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.  Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.  We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. For example, inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world have experienced volatility in connection with geopolitical conflicts. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plan or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 200,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plan or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We rely on information technology and data to operate our business of developing new drugs and providing contract research services. Our critical information technology resources include computer networks and hardware, third party hosted services, communications systems and software, and critical data including confidential, personal, proprietary and sensitive data (collectively, “Information Assets”). To operate our business, we also utilize certain third-party service providers to perform a variety of functions, such as professional services, SaaS platforms, managed services, cloud-based infrastructure, encryption and authentication technology, corporate productivity services, and other functions. Accordingly, we have implemented and maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess and manage potential material impact to our business. We implement and maintain various information security and risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

We rely on a multidisciplinary team (including members from information technology (IT), which reports to our Chief Financial Officer, finance, and legal, as well as third party service providers as described further below) to identify, assess, and manage cybersecurity threats that could impact our business. We assess the likelihood that such threats could result in a material impact to our Information Assets, operations, ability to provide our services, core business functions, personnel, reputation and identified critical business objectives.

Risks from cybersecurity threats are among those that we address in our general risk management program. We identify, assess, and manage such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, conducting scans of the threat environment, and conducting vulnerability assessments. We also engage third parties to conduct annual penetrations tests, as well as to provide threat and security risk assessments and intelligence feeds.

Based on our assessment process and depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate such risks and potential material impacts. These measures we implement for certain of our Information Assets include: policies and procedures designed to address cybersecurity threats, including an incident response plan; incident detection and response; risk assessments; background checks on our personnel; encryption of data; network security controls; data segregation; access controls; physical security; asset management, tracking and disposal; employee security training; penetration testing; and cyber insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the IT department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We work with third parties from time to time that assist us to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (including legal counsel), threat intelligence service providers, cybersecurity software providers, managed cybersecurity service providers, forensic investigators, and penetration testing firms.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to “Item 1A. Risk factors” in this Annual Report on Form 10-K, including “If our information technology systems, those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

Governance

Our board of directors, through its Audit Committee, is responsible for overseeing the Company’s risk management strategy with respect to cybersecurity threats. The Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Financial Officer who is supported by our IT department which includes personnel with over 10 years of experience overseeing and working with various cybersecurity tools.

Our cybersecurity risk management strategy relies on input from management to help us understand cybersecurity risks, establish priorities, and determine the scope and details of our cybersecurity program and to implement it. Management, including our Chief Financial Officer, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Management, including our Chief Financial Officer and General Counsel, is also responsible for hiring appropriate personnel, engaging third party vendors, integrating cybersecurity considerations into the company’s overall risk management strategy, approving cybersecurity policies and procedures, and overseeing employee training. Our cybersecurity incident response process involves members of management who also participate in our disclosure controls and procedures.

Our cybersecurity incident response plan and information security incidence response procedures are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Financial Officer and the General Counsel. The Chief Financial Officer and the General Counsel work with our cybersecurity incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our cybersecurity incident response plan includes reporting to the Audit Committee for certain cybersecurity incidents.

Members of management meet periodically with the IT department to discuss cybersecurity risk and to review our cybersecurity program, and report to the Audit Committee. The Audit Committee holds meetings biannually to discuss cybersecurity issues including our cybersecurity threats, and has a dedicated agenda during such meetings that is designed to assist the Audit Committee to exercise its oversight function. These meetings involve regular presentations and reports from management and third party providers, including updates of contemporary cybersecurity threats faced by us and steps we are taking to address them.

Item 2. Properties

We lease 11,564 square feet of space for our headquarters in Wayne, Pennsylvania, which we use for our therapeutics business. The lease has a term through February 2029.

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

Stockholders

As of January 31, 2024, we had 70,925,042 shares of common stock outstanding held by 49 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Stock Performance Graph

The graph below compares the cumulative total stockholder return for the period December 31, 2018 through December 31, 2023 for (i) our common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The graph assumes an investment of $100 on December 31, 2018 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and the reinvestment of dividends, if any, although we have never declared or paid any dividends on our common stock. The stock price performance shown on the graph below is based on historical data and is not indicative of future stock price performance.

The graph and table below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Aclaris Therapeutics, Inc.	$100.00	$25.58	$87.55	$196.75	$213.13	$14.21
Nasdaq Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Biotechnology Index	$100.00	$125.11	$158.17	$158.20	$142.19	$148.72

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases. Our proprietary KINect drug discovery platform combined with our preclinical development capabilities allows us to identify and advance potential drug candidates that we may develop independently or in collaboration with third parties. In addition to identifying and developing our novel drug candidates, we are pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our novel drug candidates. We also provide contract research services to third parties enabled by our early-stage research and development expertise. In January 2024, we announced that we are undertaking a strategic review of our business.

ATI-1777, an Investigational Topical “Soft” JAK 1/3 Inhibitor

ATI-1777 is an investigational topical “soft” JAK 1/3 inhibitor for the potential treatment of atopic dermatitis and potentially other dermatologic conditions. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure.

In January 2024, we announced positive top-line results from our Phase 2b study of ATI-1777 in patients with mild to severe atopic dermatitis (ATI-1777-AD-202). ATI-1777-AD-202 was a Phase 2b, multicenter, randomized, double-blind, vehicle-controlled, parallel-group clinical trial to evaluate the efficacy, safety, tolerability and pharmacokinetics, or PK, of multiple concentrations (0.5%, 1% and 2%) of twice daily, or BID, treatment with ATI-1777 and a single concentration (2%) of once daily, or QD, treatment with ATI-1777. The trial randomized 250 patients with mild, moderate or severe atopic dermatitis, including adults and children as young as 12 years old, across 30 clinical trial sites in the United States. The study met the primary efficacy endpoint, the percent change from baseline in the Eczema Area and Severity Index, or EASI, score at week 4, with statistical significance for patients treated with ATI-1777 2% BID compared to patients treated with vehicle (69.7% versus 58.7% in the pooled vehicle group, p=0.035). No meaningful safety findings were observed and ATI-1777 was well tolerated.

We intend to seek a development and commercialization partner for this program.

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is an investigational oral covalent ITK/JAK3 inhibitor for the potential treatment of T cell-mediated autoimmune diseases. The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes.

In September 2023, we announced positive results from our Phase 1 multiple ascending dose, or MAD, trial of ATI-2138 (ATI-2138-PKPD-102). ATI-2138-PKPD-201 was a two-week Phase 1 placebo-controlled, randomized, MAD trial to investigate the safety, tolerability, PK, and pharmacodynamics of ATI-2138 in healthy volunteers. The study enrolled 60 healthy subjects across 6 dosing cohorts ranging from 10 to 80 mg of total daily doses, with eight active and two placebo controlled per arm. Data from the trial demonstrated that ATI-2138 was generally well tolerated at all doses tested in the trial and had dose proportional PK. Additionally, ATI-2138 demonstrated a dose-dependent inhibition of both ITK and JAK3 exploratory pharmacodynamic biomarkers, with near maximal inhibition achieved at the 30 mg total daily dose. No serious adverse events were reported.

We are assessing the most effective development pathway, including the lead indication, for ATI-2138.

Zunsemetinib, an Investigational Oral MK2 Inhibitor

Zunsemetinib, or ATI-450, is an investigational oral, novel, small molecule selective MK2 inhibitor for the potential treatment of metastatic breast cancer and pancreatic ductal adenocarcinoma.  We plan to support Washington University in St. Louis in its investigator-initiated Phase 1b/2 trials of zunsemetinib in patients with MBC and PDAC. We expect these studies to be primarily funded by grants awarded to Washington University.

Discovery Programs and KINect Drug Discovery Platform

We conduct small molecule drug discovery and preclinical development research through KINect, our proprietary drug discovery platform. Our KINect platform enables us to identify potential drug candidates through a unique combination of our proprietary chemical library of kinase inhibitors, our novel approaches to inhibitor modalities, our expertise in SBDD, and our custom kinase assays.

Our focus has been on difficult to drug kinase targets that exhibit some level of clinical, genetic and/or pharmacological disease validation. Our approach involves the following mechanisms: (1) reversible and irreversible covalent inhibitors, (2) molecular glue/complex targeted inhibitors and (3) targeted protein degraders. These novel approaches are currently being utilized to prosecute additional validated, difficult to drug kinase targets with the goal of demonstrating potential platform utility.

We are actively progressing several discovery programs focused on delivering the next wave of drug candidates from our KINect platform. Our discovery efforts center on targeting kinases that play pivotal roles in various inflammatory, autoimmune, and oncology pathways. We intend to evaluate both internal and external development options, including strategic partnerships, for these assets.

Discontinued Programs

We were previously developing zunsemetinib as a potential treatment for various immuno-inflammatory diseases, including hidradenitis suppurativa, psoriatic arthritis, and rheumatoid arthritis. In March 2023, we announced that our Phase 2a study of zunsemetinib in patients with hidradenitis suppurativa did not meet its primary or second efficacy endpoints, and in November 2023, we announced that our Phase 2b study of zunsemetinib in patients with rheumatoid arthritis did not meet its primary or second efficacy endpoints. Following the results of these trials, in 2023 we discontinued further development of our MK2 inhibitor programs in immuno-inflammatory diseases, including halting enrollment in our Phase 2a study of zunsemetinib in patients with psoriatic arthritis.

We were previously exploring the use of ATI-2231, our second MK2 inhibitor, as a potential treatment for oncology diseases, but decided to pursue this with zunsemetinib due to its more advanced clinical development package.

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $88.5 million for the year ended December 31, 2023 and $86.9 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $770.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates and geopolitical conflicts, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Acquisition and License Agreements

License Agreement with Sun Pharmaceutical Industries, Inc.

In December 2023, we entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc., or Sun Pharma. Under the license agreement, we granted Sun Pharma exclusive rights under certain patents that we exclusively license from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s JAK inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has agreed to pay us an upfront payment, regulatory and commercial milestone payments, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. We have separate contractual obligations under which we have agreed to pay to third parties a portion of the consideration we may receive under the license agreement.

Upon execution of the agreement, we received an upfront payment of $15.0 million from Sun Pharma, a portion of which was payable to third parties.

License Agreement with Pediatrix Therapeutics, Inc.

In November 2022, we entered into a license agreement with Pediatrix Therapeutics, Inc., or Pediatrix, under which we granted Pediatrix the exclusive rights to develop, manufacture and commercialize ATI-1777 in Greater China. Pediatrix has agreed to pay us an upfront payment, development, regulatory and commercial milestone payments, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of ATI-1777 by Pediatrix in Greater China. A portion of consideration received from Pediatrix is payable to the former Confluence equity holders as described below under the caption “—Agreement and Plan of Merger with Confluence.”

Upon execution of the agreement, we received an upfront payment of $5.0 million from Pediatrix, a portion of which was payable to the former Confluence equity holders.

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

During the years ended December 31, 2023 and 2022, respectively, we recorded licensing revenue under this agreement of $12.7 million and $17.8 million from Lilly, a portion of which was payable to third parties.

Asset Purchase Agreement with EPI Health, LLC

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, to EPI Health, LLC, or EPI Health, pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023.

As a result of the bankruptcy proceedings, we recorded an allowance for doubtful accounts resulting in $1.3 million of bad debt expense for the year ended December 31, 2023, representing all amounts that were due and outstanding by EPI Health.

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

Restructuring

In December 2023, our Board of Directors approved a reduction of our workforce by approximately 46%, which we expect to be substantially completed by June 2024. This action was taken in order to streamline operations, reduce costs and preserve capital. As a result, we terminated certain employees, or terminated employees, and gave notice to additional employees, or noticed employees, who were asked to provide transition services through termination dates ranging between one to thirteen months from the date notice was given. The terminated employees were entitled to receive cash severance payments and other benefits. The noticed employees are entitled to receive cash severance payments and other benefits, which are contingent upon providing additional services to us.

During the year ended December 31, 2023, we recorded a restructuring charge of $3.1 million which represents a one-time termination benefit for impacted employees with retention periods less than the sixty-day minimum retention period, which was triggered immediately upon either terminating or giving notice to the impacted employees. An estimated charge between $1.9 million and $2.2 million is expected to be incurred for additional termination costs, including severance and other benefits, over the next 12 months.

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

Research and development activities are central to our business model. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur research and development expenses in the near term as we continue the development of our drug candidates and pursue our discovery programs.  We expense research and development costs as incurred. Our direct research and development expenses primarily consist of external costs including fees paid to CROs, consultants, clinical trial sites, regulatory agencies and third parties that manufacture our preclinical and clinical trial materials and are tracked on a program-by-program basis. We do not allocate personnel costs or other indirect expenses to specific research and development programs.

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

Intangible Asset Impairment

Intangible asset impairment consists of changes to the fair value of our in-process research and development, or IPR&D, intangible asset.

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

Intangible Assets

Our intangible assets include both definite-lived and indefinite-lived assets. Our definite-lived intangible assets consist of a drug discovery platform acquired through the acquisition of Confluence. Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used. Our indefinite-lived intangible assets consisted of an IPR&D drug candidate also acquired through the acquisition of Confluence. IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. The cost of IPR&D assets is either amortized over their estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned.

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

During the quarter ended December 31, 2023, we performed an impairment analysis on the IPR&D intangible asset due to our decision to discontinue further development of the drug candidate in immuno-inflammatory diseases. Our impairment analysis resulted in a fair value of the IPR&D intangible asset which was less than the carrying value. As a result, we recorded an impairment charge of $6.6 million, the full balance of the IPR&D intangible asset.

Contingent Consideration

We record a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement is involved in determining the appropriateness of these assumptions. These assumptions are considered Level 3 inputs. Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions. These assumptions are highly dependent on the outcome and timing of the development of certain of our drug candidates. We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our consolidated statement of operations. Any such changes could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. The probability of success assumption was 35% at December 31, 2023. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.3% and 8.6% depending on the year of each potential payment.

During the year ended December 31, 2023, we removed estimated sales of zunsemetinib for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, following our decision to discontinue further development of our MK2 inhibitor programs in immuno-inflammatory diseases. These changes, partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads, as well as the passage of time, resulted in an overall decrease of $26.9 million during the year ended December 31, 2023.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model.  Historically, we estimated expected volatility based on historical volatility of a set of peer companies, which are publicly traded. Starting in 2022, we estimated expected volatility based on our stock price's historical volatility, as we determined that we had adequate historical data regarding the volatility of our own publicly-traded stock price. The expected term of our stock options has been determined using the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options we granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.  We use an expected dividend yield of zero because we have not paid cash dividends to date and have no intention of paying cash dividends in the future.

The fair value of each RSU is measured using the closing price of our common stock on the date of grant.

Results of Operations

For discussion on financial condition and results of operations pertaining to the year ended December 31, 2022 compared to the year ended December 31, 2021, see our Annual Report on Form 10-K for the year ended December 31, 2022, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(In thousands)	2023	2022	Change
Revenues:
Contract research	$3,035	$4,395	$(1,360)
Licensing	28,214	25,100	3,114
Other	—	257	(257)
Total revenue	31,249	29,752	1,497

Costs and expenses:
Cost of revenue	3,423	4,023	(600)
Research and development	98,384	77,813	20,571
General and administrative	32,412	25,133	7,279
Licensing	14,658	7,937	6,721
Revaluation of contingent consideration	(26,900)	4,700	(31,600)
Intangible asset impairment	6,629	—	6,629
Total costs and expenses	128,606	119,606	9,000
Loss from operations	(97,357)	(89,854)	(7,503)

Other income, net	8,509	2,946	5,563
Loss before income taxes	(88,848)	(86,908)	(1,940)
Income tax benefit	(367)	—	(367)
Net loss	$(88,481)	$(86,908)	$(1,573)

Revenue

Contract Research

Contract research revenue was $3.0 million and $4.4 million for the years ended December 31, 2023 and 2022, respectively, and was comprised of fees earned from the provision of laboratory services to our clients. The decrease was driven by lower overall hours billed, partially due to an increased focus on internal development programs, which was offset by a higher average billing rate.

Licensing

Licensing revenue was $28.2 million and $25.1 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by the upfront payment received under the Sun Pharma agreement during the year ended December 31, 2023 and an increase in royalties. This increase was partially offset by both the upfront payment received under the Lilly agreement and the upfront payment received under the Pediatrix agreement during the year ended December 31, 2022.

Cost and Expenses

Cost of Revenue

Cost of revenue was $3.4 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively, and in each case related to providing laboratory services to our clients. Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue decreased during the year ended December 31, 2023 due to lower variable costs resulting from the decrease in hours billed, partially offset by an increase in fixed overhead costs, including personnel-related costs.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Year Ended
	December 31,
(In thousands)	2023	2022	Change
Zunsemetinib	$36,461	$28,133	$8,328
ATI-1777	12,129	12,113	16
ATI-2138	12,143	7,704	4,439
ATI-2231	1,575	4,828	(3,253)
Discovery	6,881	4,564	2,317
Other research and development	3,417	1,564	1,853
Personnel	18,977	15,162	3,815
Stock-based compensation	6,801	3,745	3,056
Total research and development expenses	$98,384	$77,813	$20,571

Zunsemetinib

The increase in expenses for zunsemetinib during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher costs associated with drug candidate manufacturing and costs associated with clinical development activities for a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021 and was completed in November 2023. The increase was partially offset by a decrease in costs associated with clinical development activities for a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021 and was completed in March 2023.

ATI-1777

ATI-1777 expenses were higher during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis, which initiated in May 2022 and was completed in December 2023. The increase was partially offset by lower costs associated with drug candidate manufacturing and other preclinical development activities.

ATI-2138

The increase in expenses for ATI-2138 during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in clinical development expenses associated with a Phase 1 MAD trial, as well as an increase in preclinical development activities and ancillary studies.

ATI-2231

The decrease in expenses for ATI-2231 during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to preclinical development activities, IND-enabling studies and drug manufacturing in the prior period as we progressed the program toward IND submission in 2023.

Discovery

The increase in expenses related to discovery during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

The increase in personnel and stock-based compensation expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in costs associated with higher average headcount, compensation adjustments, equity awards granted in 2023 and severance expenses that included the cost of termination benefits given to employees that were involuntarily terminated during the year ended December 31, 2023.  This increase was partially offset by higher forfeiture credits during the year ended December 31, 2023 as a result of our restructuring in 2023 compared to the year ended December 31, 2022.

General and Administrative

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(In thousands)	2023	2022	Change
Personnel	$8,016	$6,028	$1,988
Professional and legal fees	5,534	4,319	1,215
Facility and support services	3,023	2,302	721
Other general and administrative	2,240	2,341	(101)
Stock-based compensation	12,285	10,143	2,142
Bad debt	1,314	—	1,314
Total general and administrative expenses	$32,412	$25,133	$7,279

Personnel and stock-based compensation

The aggregate increase in personnel and stock-based compensation expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in costs associated with higher average headcount prior to our restructuring, compensation adjustments, and equity awards granted in 2023.

Professional and legal fees

The increase in professional and legal fees, including accounting, investor relations and corporate communication costs, during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by an increase in patent and accounting related expenses.

Facility and support services

The increase in facility and support services, including general office expenses, information technology costs and other expenses, during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by an increase in rent expense due to leasing additional office and laboratory space during the year ended December 31, 2023, as well as an increase in information technology costs.

Bad debt

Bad debt expenses were related to our determination that amounts due to us as of December 31, 2023 pursuant to the asset purchase agreement with EPI Health are uncertain as a result of the bankruptcy filing by EPI Health, which was initiated in July 2023.

Licensing

The increase in licensing expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by amounts payable to third parties during the year ended December 31, 2023 in connection with amounts earned under the Sun Pharma agreement and an increase in amounts payable to third parties in connection with amounts earned under the Lilly agreement.

Revaluation of Contingent Consideration

The fair value of our contingent consideration liability decreased during the year ended December 31, 2023 mainly due to the removal of estimated sales of zunsemetinib for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, following our decision to discontinue further development of our MK2 inhibitor programs in immuno-inflammatory diseases. This decrease was partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads, as well as the passage of time.

The fair value of our contingent consideration liability increased during the year ended December 31, 2022 mainly due to an increase in future sales level assumptions for zunsemetinib and the passage of time.

Intangible Asset Impairment

During the quarter ended December 31, 2023, we performed an impairment analysis on the IPR&D intangible asset due to our decision to discontinue further development of the drug candidate for immuno-inflammatory diseases. Our impairment analysis resulted in a fair value of the IPR&D intangible asset which was less than the carrying value. As a result, we recorded an impairment charge of $6.6 million, the full balance of the IPR&D intangible asset.

Other Income, net

Other income, net increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher interest income on investment portfolio balances.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $181.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

In April 2022, we sold 4,838,709 shares of our common stock for aggregate gross proceeds of $75.0 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated May 20, 2021. We paid selling commissions and other fees of $2.2 million in connection with the sale.

Cash Flows

Cash and cash equivalents were $39.9 million as of December 31, 2023 compared to $45.3 million as of December 31, 2022. We also had $142.0 million in short- and long-term marketable securities as of December 31, 2023 compared to $184.5 million as of December 31, 2022.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Year Ended
	December 31,
(In thousands)	2023	2022
Cash and cash equivalents beginning balance	$45,277	$27,349
Net cash used in operating activities	(78,325)	(67,567)
Net cash provided by investing activities	46,220	12,628
Net cash provided by financing activities	26,706	72,867
Cash and cash equivalents ending balance	$39,878	$45,277

Operating Activities

Cash flow related to operating activities was the result of:

	Year Ended
	December 31,
(In thousands)	2023	2022
Net loss	$(88,481)	$(86,908)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	767	20,536
Change in accounts payable and accrued expenses	10,518	960
Change in accounts receivable	186	139
Change in prepaid expenses and other assets	(1,315)	(2,294)
Net cash used in operating activities	$(78,325)	$(67,567)

Net cash used in operating activities increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of higher net loss after adjusting for revaluation of contingent consideration. This change was partially offset by the impairment charge related to the IPR&D intangible asset during the year ended December 31, 2023, as well as an increase in licensing expense accruals between periods.

The decrease in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of a gain in revaluation of contingent consideration during the year ended December 31, 2023 compared to a loss in revaluation of contingent consideration during the year ended December 31, 2022. The gain was primarily due to the removal of estimated sales from zunsemetinib for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis following our decision to discontinue further development of our MK2 inhibitor programs in immuno-inflammatory diseases. This was partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads, as well as the passage of time.

Investing Activities

Cash flow related to investing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2023	2022
Purchases of property and equipment	$(1,309)	$(605)
Purchases of marketable securities	(135,675)	(164,753)
Proceeds from sales and maturities of marketable securities	183,204	177,986
Net cash provided by investing activities	$46,220	$12,628

The change in net cash provided by investing activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from higher sales and maturities of marketable securities during the year ended December 31, 2023, and a reduction of purchases of marketable securities, which were higher during the year ended December 31, 2022.

Financing Activities

Cash flow related to financing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2023	2022
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	$26,714	$72,744
Payments of employee withholding taxes related to restricted stock unit award vesting	(102)	(34)
Proceeds from exercise of employee stock options and the issuance of stock	94	157
Net cash provided by financing activities	$26,706	$72,867

Net cash provided by financing activities decreased for the year ended December 31, 2023 compared to December 31, 2022 primarily due to larger proceeds in 2022 from sales under our at-the-market sales agreement.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue the development of our drug candidates and continue to discover and develop additional drug candidates. We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development expenses, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our drug candidates.

As a publicly traded company, we incur and will continue to incur significant legal, accounting and other similar expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that could increase our compliance costs.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K based on our current operating assumptions. We will require additional capital to develop our drug candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates, and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a lease agreement which has a term through February 2029. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through June 2029.

Our aggregate remaining lease payment obligation for these two spaces was $4.6 million as of December 31, 2023.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. We are assessing the impact of this ASU and upon adoption expect that any impact would be limited to additional segment expense disclosures in the footnotes to the our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. We are currently assessing the impact of this ASU.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, commercial paper, corporate debt securities, foreign government agency debt securities, U.S. government debt securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aclaris Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Fair Value of the Contingent Consideration Liability

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s contingent consideration balance was $6.2 million as of December 31, 2023. The Company records a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Management evaluates fair value estimates of the contingent consideration liability on a quarterly basis using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payment. Changes in the fair value of the contingent consideration are recorded as income or expense in the Company’s consolidated statement of operations and comprehensive loss. Significant assumptions used in management’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and review of existing clinical data.

The principal considerations for our determination that performing procedures relating to the fair value of the contingent consideration liability is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the probability of achieving regulatory milestones and commencing commercialization. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s contingent consideration evaluation, including controls over the valuation of the Company’s contingent consideration liability. These procedures also included, among others, (i) testing management’s process for developing the fair value of the contingent consideration liability, (ii) evaluating the appropriateness of the probability-weighted expected payment and Monte Carlo simulation valuation models, (iii) testing the completeness and accuracy of the underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the probability of achieving regulatory milestones and commencing commercialization. Evaluating management’s assumptions related to the probability of achieving regulatory milestones and commencing commercialization involved evaluating whether the assumptions were reasonable considering the agreements associated with the transaction as well as the consistency with industry information, the stage of product development and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s probability-weighted expected payment and Monte Carlo simulation valuation models.

/s/PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2024

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$39,878	$45,277
Short-term marketable securities	79,228	172,294
Accounts receivable, net	298	484
Prepaid expenses and other current assets	9,452	13,495
Total current assets	128,856	231,550
Marketable securities	62,771	12,242
Property and equipment, net	1,620	1,099
Intangible assets	269	6,973
Other assets	3,889	2,732
Total assets	$197,405	$254,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,878	$10,351
Accrued expenses	19,446	8,701
Current portion of lease liabilities	426	684
Discontinued operations	2,202	2,202
Total current liabilities	30,952	21,938
Other liabilities	3,074	1,570
Contingent consideration	6,200	33,100
Deferred tax liability	—	367
Total liabilities	40,226	56,975
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000,000 and 100,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 70,894,889 and 66,688,647 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid‑in capital	928,080	880,832
Accumulated other comprehensive loss	(106)	(897)
Accumulated deficit	(770,796)	(682,315)
Total stockholders’ equity	157,179	197,621
Total liabilities and stockholders’ equity	$197,405	$254,596

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022	2021
Revenues:
Contract research	$3,035	$4,395	$5,830
Licensing	28,214	25,100	809
Other	—	257	122
Total revenue	31,249	29,752	6,761

Costs and expenses:
Cost of revenue	3,423	4,023	4,713
Research and development	98,384	77,813	43,813
General and administrative	32,412	25,133	23,619
Licensing	14,658	7,937	—
Revaluation of contingent consideration	(26,900)	4,700	24,339
Intangible asset impairment	6,629	—	—
Total costs and expenses	128,606	119,606	96,484
Loss from operations	(97,357)	(89,854)	(89,723)

Other income (expense), net	8,509	2,946	(1,142)
Loss before income taxes	(88,848)	(86,908)	(90,865)
Income tax benefit	(367)	—	—
Net loss	$(88,481)	$(86,908)	$(90,865)

Net loss per share, basic and diluted	$(1.27)	$(1.33)	$(1.60)
Weighted average common shares outstanding, basic and diluted	69,808,855	65,213,944	56,730,583

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$791	$(673)	$(229)
Foreign currency translation adjustment	—	—	99
Total other comprehensive gain (loss)	791	(673)	(130)
Comprehensive loss	$(87,690)	$(87,581)	$(90,995)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	45,109,314	$—	$542,286	$(94)	$(504,542)	$37,650
Issuance of common stock in connection with exercise of stock options and warrants and vesting of restricted stock units	1,714,269	—	(1,574)	—	—	(1,574)
Issuance of common stock in connection with public offerings, net of offering costs of $15,910	14,404,863	1	238,199	—	—	238,200
Unrealized loss on marketable securities	—	—	—	(229)	—	(229)
Foreign currency translation adjustment	—	—	—	99	—	99
Stock-based compensation expense	—	—	14,060	—	—	14,060
Net loss	—	—	—	—	(90,865)	(90,865)
Balance at December 31, 2021	61,228,446	$1	$792,971	$(224)	$(595,407)	$197,341
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	621,492	—	163	—	—	163
Issuance of common stock under at-the-market sales agreement, net of offering costs of $2,341	4,838,709	—	72,659	—	—	72,659
Unrealized loss on marketable securities	—	—	—	(673)	—	(673)
Stock-based compensation expense	—	—	15,039	—	—	15,039
Net loss	—	—	—	—	(86,908)	(86,908)
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	806,242	—	(8)	—	—	(8)
Issuance of common stock under at-the-market sales agreement, net of offering costs of $826	3,400,000	—	26,714	—	—	26,714
Unrealized gain on marketable securities	—	—	—	791	—	791
Stock-based compensation expense	—	—	20,542	—	—	20,542
Net loss	—	—	—	—	(88,481)	(88,481)
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(88,481)	$(86,908)	$(90,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	863	797	923
Stock-based compensation expense	20,542	15,039	14,060
Revaluation of contingent consideration	(26,900)	4,700	24,339
Loss on extinguishment of debt	—	—	752
Intangible asset impairment charge	6,629	—	—
Deferred taxes	(367)	—	—
Changes in operating assets and liabilities:
Accounts receivable	186	139	149
Prepaid expenses and other assets	(1,315)	(2,294)	(5,617)
Accounts payable	(1,473)	368	3,655
Accrued expenses	11,991	592	470
Net cash used in operating activities	(78,325)	(67,567)	(52,134)
Cash flows from investing activities:
Purchases of property and equipment	(1,309)	(605)	(308)
Purchases of marketable securities	(135,675)	(164,753)	(235,153)
Proceeds from sales and maturities of marketable securities	183,204	177,986	67,829
Net cash provided by (used in) investing activities	46,220	12,628	(167,632)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with public offerings, net of issuance costs	—	—	238,200
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	26,714	72,744	—
Repayment of debt	—	—	(11,483)
Payments of employee withholding taxes related to restricted stock unit award vesting	(102)	(34)	(3,124)
Proceeds from exercise of employee stock options and the issuance of stock	94	157	1,459
Net cash provided by financing activities	26,706	72,867	225,052
Net (decrease) increase in cash and cash equivalents	(5,399)	17,928	5,286
Cash and cash equivalents at beginning of period	45,277	27,349	22,063
Cash and cash equivalents at end of period	$39,878	$45,277	$27,349

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$24	$143

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

The Company is a clinical-stage biopharmaceutical company focused on developing novel drug candidates for immuno-inflammatory diseases. The Company’s proprietary KINect drug discovery platform combined with its preclinical development capabilities allows the Company to identify and advance potential drug candidates that it may develop independently or in collaboration with third parties. In addition to identifying and developing its novel drug candidates, the Company is pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize its novel drug candidates. The Company also provides contract research services to third parties enabled by its early-stage research and development expertise.

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business.  As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $181.9 million and an accumulated deficit of $770.8 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. Prior to the acquisition of Confluence in August 2017, the Company had never generated revenue. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its drug candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, rising interest rates and inflationary pressures. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

As of December 31, 2023 and 2022, the Company had $2.2 million in accrued expenses reported as discontinued operations in the Company’s consolidated balance sheet.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents. Cash equivalents, which have consisted of money market funds and commercial paper, are stated at fair value.

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

Intangible Assets

Intangible assets include both definite-lived and indefinite-lived assets. Definite-lived intangible assets consist of a drug discovery platform the Company acquired through the acquisition of Confluence. Definite-lived intangible assets are amortized over their estimated useful life based on the pattern over which the intangible assets are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line method of amortization is used. Indefinite-lived intangible assets consisted of an in-process research and development (“IPR&D”) drug candidate acquired through the acquisition of Confluence. IPR&D assets are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. The cost of IPR&D is either amortized over its estimated useful life beginning when the underlying drug candidate is approved and launched commercially, or expensed immediately if development of the drug candidate is abandoned or otherwise impaired.

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

During the quarter ended December 31, 2023, the Company performed an impairment analysis on the IPR&D intangible asset due to the Company’s decision to discontinue further development of the drug candidate in immuno-inflammatory diseases. The Company’s impairment analysis resulted in a fair value of the IPR&D intangible asset which was less than the carrying value. As a result, the Company recorded an impairment charge of $6.6 million, the full balance of the IPR&D intangible asset.

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

The Company recognizes assets and liabilities for leases at their inception based upon the present value of all payments due under the lease. The Company uses an incremental borrowing rate to determine the present value of operating leases. The Company determines incremental borrowing rates by referencing collateralized borrowing rates for debt instruments with terms similar to the respective lease.  The Company recognizes expense for operating leases on a straight-line basis over the term of each lease. The Company includes estimates for any residual value guarantee obligations under its leases in lease liabilities recorded on its consolidated balance sheet.

Right-of-use assets are included in other assets on the Company’s consolidated balance sheet for operating leases. Obligations for lease payments are included in current portion of lease liabilities and other liabilities on the Company’s consolidated balance sheet for operating leases.

Contingent Consideration

The Company records a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement is involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs. Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions. The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the consolidated statement of operations.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. The probability of success assumption was 35% at December 31, 2023. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.3% and 8.6% depending on the year of each potential payment.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves and unrecognized tax benefits that are considered appropriate, as well as the related net interest and penalties.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is assessing the impact of this ASU and upon adoption expects that any impact would be limited to additional segment expense disclosures in the footnotes to the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. The Company is currently assessing the impact of this ASU.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$32,177	$—	$—	$32,177
Marketable securities	—	141,999	—	141,999
Total assets	$32,177	$141,999	$—	$174,176

Liabilities:
Contingent consideration	$—	$—	$6,200	$6,200
Total liabilities	$—	$—	$6,200	$6,200

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$38,516	$—	$—	$38,516
Marketable securities	—	184,536	—	184,536
Total assets	$38,516	$184,536	$—	$223,052

Liabilities:
Contingent consideration	$—	$—	$33,100	$33,100
Total liabilities	$—	$—	$33,100	$33,100

As of December 31, 2023 and 2022, the Company’s cash equivalents consisted of a money market fund, which was valued based upon Level 1 inputs. The Company’s marketable securities as of December 31, 2023 consisted of commercial paper and corporate debt, asset-backed debt, foreign government agency debt and U.S. government agency debt securities, which were valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2022 consisted of commercial paper and corporate debt, asset-backed debt and U.S. government and government agency debt securities, which were valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the years ended December 31, 2023 and 2022, there were no transfers into or out of Level 3.

The decrease in contingent consideration of $26.9 million during the year ended December 31, 2023 primarily resulted from the removal of estimated sales of zunsemetinib for moderate to severe rheumatoid arthritis, moderate to severe hidradenitis suppurativa and moderate to severe psoriatic arthritis, following the Company’s decision to discontinue further development of its MK2 inhibitor programs in immuno-inflammatory diseases. This decrease was partially offset by lower discount rates resulting from lower risk-free rates and changes in credit spreads, as well as the passage of time.

As of December 31, 2023 and 2022, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2023
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$52,362	$65	$(142)	$52,285
Commercial paper	12,345	2	(1)	12,346
Asset-backed debt securities(2)	10,953	42	(30)	10,965
Foreign government agency debt securities(3)	4,698	43	—	4,741
U.S. government and government agency debt securities(4)	61,750	8	(96)	61,662
Total marketable securities	$142,108	$160	$(269)	$141,999
(1) Included in Corporate debt securities is $28.0 million with maturity dates between one and two years.
(2) Included in Asset-backed debt securities is $6.2 million with maturity dates between one and three years.
(3) Included in Foreign government agency debt securities is $4.7 million with a maturity date between one and two years.
(4) Included in U.S. government and government agency debt securities is $23.9 million with maturity dates between one and two years.

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
(3) Included in U.S. government and government agency debt securities is $5.0 million with maturity dates between one and five years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(In thousands)	2023	2022
Computer equipment	$1,253	$1,381
Lab equipment	3,154	2,010
Furniture and fixtures	558	620
Leasehold improvements	817	1,123
Property and equipment, gross	5,782	5,134
Accumulated depreciation	(4,162)	(4,035)
Property and equipment, net	$1,620	$1,099

Depreciation expense was $0.8 million, $0.7 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5. Intangible Assets

Intangible assets consisted of the following:

		Gross Cost		Accumulated Amortization
	Remaining	December 31,	December 31,	December 31,	December 31,
(In thousands, except years)	Life (years)	2023	2022	2023	2022
Other intangible assets	3.6	$751	$751	$482	$407
In-process research and development	n/a	—	6,629	—	—
Total intangible assets		$751	$7,380	$482	$407

Amortization expense was $75 thousand for each of the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, estimated future amortization expense was as follows:

Year Ending
(In thousands)	December 31,
2024	75
2025	75
2026	75
2027	44
Total	$269

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2023	2022
Employee compensation expenses	$3,910	$5,295
Research and development expenses	6,661	2,689
Licensing expenses	5,478	500
Restructuring expenses (Note 15)	3,112	—
Other	285	217
Total accrued expenses	$19,446	$8,701

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

8. Stockholders’ Equity

Preferred Stock

As of December 31, 2023 and 2022, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company’s Charter authorized the Company to issue 200,000,000 and 100,000,000 shares, respectively, of $0.00001 par value common stock. There were 70,894,889 and 66,688,647 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through December 31, 2023.

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

9. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31 of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of December 31, 2023, 3,703,234 shares remained available for grant under the 2015 Plan. As of January 1, 2024, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,835,795 shares. The Company had 5,668,063 stock options and 1,521,940 RSUs outstanding as of December 31, 2023 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 370,600 stock options outstanding as of December 31, 2023 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (“2012 Plan”), and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 380,792 stock options outstanding as of December 31, 2023 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2023	2022	2021
Risk-free interest rate	3.55%	2.22%	0.92%
Expected term (in years)	6.2	6.2	6.2
Expected volatility	77.73%	77.95%	76.60%
Expected dividend yield	0%	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2023, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2020	2,871,498	$15.16	6.8	$4,890
Granted	1,068,100	23.44
Exercised	(115,548)	12.63		1,373
Forfeited and cancelled	(31,600)	23.26
Outstanding as of December 31, 2021	3,792,450	$17.50	6.8	$13,710
Granted	2,548,750	14.40
Exercised	(88,172)	1.78		1,120
Forfeited and cancelled	(1,085,864)	18.44
Outstanding as of December 31, 2022	5,167,164	$16.04	7.2	$15,288
Granted	2,241,550	15.62
Exercised	(71,092)	1.31		473
Forfeited and cancelled	(918,167)	16.85
Outstanding as of December 31, 2023	6,419,455	$15.94	7.1	$14
Options vested and expected to vest as of December 31, 2023	6,419,455	$15.94	7.1	$14
Options exercisable as of December 31, 2023	2,879,529	$16.55	5.1	$14

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $10.98, $9.95, and $15.67 per share, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2023, 2022 and 2021.

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2020	2,244,157	$3.83
Granted	664,948	23.33
Vested	(1,340,042)	3.18	$31,492
Forfeited and cancelled	(72,117)	10.36
Outstanding as of December 31, 2021	1,496,946	$12.75
Granted	936,563	14.43
Vested	(533,212)	11.61	$7,943
Forfeited and cancelled	(379,567)	13.40
Outstanding as of December 31, 2022	1,520,730	$14.02
Granted	993,662	15.17
Vested	(745,279)	11.72	$8,262
Forfeited and cancelled	(247,173)	15.15
Outstanding as of December 31, 2023	1,521,940	$15.72

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the consolidated statement of operations included the following:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Cost of revenue	$1,456	$1,151	$981
Research and development	6,801	3,745	3,866
General and administrative	12,285	10,143	9,213
Total stock-based compensation expense	$20,542	$15,039	$14,060

As of December 31, 2023, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $30.0 million and $17.7 million, respectively, which is expected to be recognized over weighted average periods of 2.7 years and 2.6 years, respectively.

10. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Year Ended
	December 31,
(In thousands, except for share and per share data)	2023	2022	2021
Numerator:
Net loss	$(88,481)	$(86,908)	$(90,865)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	69,808,855	65,213,944	56,730,583
Net loss per share, basic and diluted	$(1.27)	$(1.33)	$(1.60)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021. All share amounts presented in the table below represent the total number outstanding as of December 31 of each year.

	December 31,
	2023	2022	2021
Options to purchase common stock	6,419,455	5,167,164	3,792,450
Restricted stock unit awards	1,521,940	1,520,730	1,496,946
Total potential shares of common stock	7,941,395	6,687,894	5,289,396

11. Leases

The Company has operating leases for office space and laboratory facilities. The components of lease expense were as follows:

	Year Ended
	December 31,
(In thousands)	2023	2022	2021
Operating lease expense	$1,092	$1,013	$1,013

Rent expense was $1.1 million for the year ended December 31, 2023, and $1.0 million for each of the years ended December 31, 2022 and 2021, which was recognized on a straight-line basis over the term of the lease.

Operating Leases

Agreements for Office and Laboratory Space

The Company had a sublease agreement pursuant to which it subleased 33,019 square feet of office space for its headquarters in Wayne, Pennsylvania, which expired on October 31, 2023. In December 2020, the Company entered into a sub-sublease agreement under which it sub-subleased 8,115 square feet to a third party. The sub-sublease was terminated in December 2022.

In May 2023, the Company entered into a new lease agreement pursuant to which it leases 11,564 square feet of office space for its headquarters in Wayne, Pennsylvania. The lease commenced on November 1, 2023 and has a term that runs through February 2029.

In February 2019, the Company entered into a sublease agreement for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through June 2029. In January 2023, the Company amended the sublease agreement to add an additional 6,261 square feet of office and laboratory space effective February 2023, which term runs concurrently with the existing term.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(In thousands)	2023	2022
Operating Leases:
Gross cost	$5,094	$5,240
Accumulated amortization	(1,235)	(2,560)
Other assets	$3,859	$2,680

Current portion of lease liabilities	$426	$684
Other liabilities	3,074	1,570
Total operating lease liabilities	$3,500	$2,254

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.8 million for the year ended December 31, 2023, and $1.0 million for each of the years ended December 31, 2022 and 2021.

Supplemental information related to operating leases is as follows:

	Year Ended
(In thousands, except for years and percentages)	December 31,
Supplemental Cash Flow Lease Information:	2023	2022	2021
Operating cash flows from operating leases	$974	$846	$924
Leased assets obtained in exchange for new operating lease liabilities	$2,010	$—	$—

Weighted-Average Remaining Lease Term (in years):
Operating leases	5.3	5.2	5.4

Weighted-Average Discount Rate:
Operating leases	10.2%	10.1%	10.1%

Future minimum lease payments under operating lease agreements are as follows:

(In thousands)	Operating
Year Ending December 31,	Leases
2024	$766
2025	847
2026	868
2027	890
2028	912
Thereafter	316
Total undiscounted lease payments	4,598
Less: unrecognized interest	(1,098)
Total lease liability	$3,500

12. Income Taxes

During the years ended December 31, 2023, 2022 and 2021, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
U.S. operations	$(88,848)	$(86,908)	$(90,865)
Foreign operations	—	—	—
Loss before income taxes	$(88,848)	$(86,908)	$(90,865)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.7)	(2.3)	(7.7)
Impact of state rate changes	17.7	—	—
Research and development tax credits	(5.9)	(4.3)	(3.0)
Excess equity compensation tax benefit, net of officer limitation	0.6	0.2	(3.9)
Revaluation of contingent consideration	(6.3)	1.1	5.6
Non-deductible royalty payments	4.3	—	—
Change in deferred tax asset valuation allowance	11.7	26.3	30.0
Other	0.2	—	—
Effective income tax rate	(0.4)%	—%	—%

Deferred tax liabilities, net consisted of the following:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$119,155	$120,554
Capitalized start-up costs	3,812	5,506
Research and development tax credit carryforwards	20,505	15,233
Section 174 research and development capitalization	30,984	19,639
Capitalized research and development expense	2,359	5,448
Stock‑based compensation expense	18,055	19,432
Accrued compensation	1,219	1,146
Lease liabilities	774	558
Other	407	534
Total deferred tax assets	197,270	188,050
Deferred tax liabilities:
Property and equipment	(187)	(137)
Intangible asset	—	(1,576)
Right-to-use assets	(853)	(651)
Other	(1,106)	(1,365)
Total deferred tax liabilities	(2,146)	(3,729)
Valuation allowance	(195,124)	(184,688)
Deferred tax liabilities, net	$—	$(367)

As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $464.8 million and $395.3 million, respectively, which will begin to expire in 2032. As of December 31, 2023, the Company also had federal research and development tax credit carryforwards of $20.4 million which will begin to expire in 2032, and state research and development tax credit carryforwards of $0.1 million which will begin to expire in 2022. Utilization of the NOLs and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has completed an analysis under Section 382 for NOLs generated from July 13, 2012 through December 31, 2023.  Although the Company has experienced Section 382 ownership changes since 2012, the Company concluded that it should have sufficient ability to utilize NOLs accumulated during the periods tested. The Company has not yet determined if a Section 382 ownership change has occurred after December 31, 2023. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception, its lack of substantial revenue generated to date, and its forecasted future operating losses and concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. The Company evaluates positive and negative evidence of its ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021, which related primarily to the increases in NOLs, capitalized research and development costs, and research and development tax credit carryforwards, were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Valuation allowance at beginning of year	$(184,688)	$(161,824)	$(134,559)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(10,436)	(22,864)	(27,265)
Valuation allowance as of end of year	$(195,124)	$(184,688)	$(161,824)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2021 to the present. All open years may be examined to the extent that tax credit or NOLs are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023 and 2022.

13. Agreements Related to Intellectual Property

License Agreement – Sun Pharmaceutical Industries, Inc.

In December 2023, the Company entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc. (“Sun Pharma”). Under the license agreement, the Company granted Sun Pharma exclusive rights under certain patents that the Company exclusively licenses from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s Janus kinase (“JAK”) inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has agreed to pay the Company an upfront payment, regulatory and commercial milestone payments, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. The Company has separate contractual obligations under which the Company has agreed to pay to third parties a portion of the consideration it may receive under the license agreement.

Upon execution of the agreement, the Company received an upfront payment of $15.0 million from Sun Pharma, a portion of which was payable to third parties.

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

During the years ended December 31, 2023 and 2022, the Company recorded licensing revenue under this agreement of $12.7 million and $17.8 million, respectively, from Lilly, a portion of which was payable to third parties.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded the Company’s asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, the Company recorded an allowance for doubtful accounts resulting in $1.3 million of bad debt expense for the year ended December 31, 2023, representing all amounts that were due and outstanding by EPI Health.

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

As of December 31, 2023 and December 31, 2022, the balance of the Company’s contingent consideration liability was $6.2 million and $33.1 million, respectively (see Note 3).

14. Retirement Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company has elected to match employee contributions to the 401(k) Plan up to 4% of the employee’s earnings, subject to certain limitations. Company contributions under the 401(k) Plan were $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

15. Restructuring Charges

In December 2023, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 46%, which the Company expects to be substantially completed by June 2024. This action was taken in order to streamline operations, reduce costs and preserve capital. As a result, the Company terminated certain employees (“terminated employees”) and gave notice to additional employees (“noticed employees”) who were asked to provide transition services through termination dates ranging between one to thirteen months from the date notice was given.  The terminated employees were entitled to receive cash severance payments and other benefits. The noticed employees are entitled to receive cash severance payments and other benefits, which are contingent upon providing additional services to the Company.

During the year ended December 31, 2023, the Company recorded a restructuring charge of $3.1 million which represents a one-time termination benefit for impacted employees with retention periods less than the sixty-day minimum retention period, which was triggered immediately upon either terminating or giving notice to the impacted employees. Of the $3.1 million of expenses incurred during the year ended December 31, 2023, $2.2 million, $0.9 million and $19 thousand were recorded in research and development expense, general and administrative expense and cost of revenue, respectively, in the consolidated statement of operations and comprehensive loss.  The Company is expensing the cost of cash severance payments, other benefits and annual bonus payments for noticed employees with retention periods more than the minimum retention period over their respective service terms.

16. Segment Information

The Company has two reportable segments, therapeutics and contract research. The therapeutics segment is focused on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases and earns revenue through licensing of the Company’s intellectual property. The contract research segment earns revenue from the provision of laboratory services. All intersegment revenue has been eliminated in the Company’s consolidated statement of operations. All customers and revenue pertaining to the Company’s segments are based in the United States. Corporate and other includes general and administrative expenses as well as eliminations of intercompany transactions. The Company does not report balance sheet information by segment since it is not reviewed by the chief operating decision maker, and all of the Company’s tangible assets are held in the United States.

The Company’s results of operations by segment for the years ended December 31, 2023, 2022 and 2021 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2023	Therapeutics	Research	and Other	Company
Revenue from external customers	$28,214	$3,035	$—	$31,249
Intercompany revenue	—	16,543	(16,543)	—
Cost of revenue	—	18,941	(15,537)	3,404
Research and development	97,188	—	(1,006)	96,182
General and administrative	—	4,561	26,940	31,501
Licensing	14,658	—	—	14,658
Revaluation of contingent consideration	(26,900)	—	—	(26,900)
Intangible asset impairment	6,629	—	—	6,629
Restructuring expense	2,202	19	911	3,132
Loss from operations	$(65,563)	$(3,943)	$(27,851)	$(97,357)

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2022	Therapeutics	Research	and Other	Company
Revenue from external customers	$25,356	$4,396	$—	$29,752
Intercompany revenue	—	12,609	(12,609)	—
Cost of revenue	—	15,847	(11,824)	4,023
Research and development	78,599	—	(786)	77,813
General and administrative	—	3,505	21,628	25,133
Licensing	7,937	—	—	7,937
Revaluation of contingent consideration	4,700	—	—	4,700
Loss from operations	$(65,880)	$(2,347)	$(21,627)	$(89,854)

(In thousands)		Contract	Corporate	Total
Year Ended December 31, 2021	Therapeutics	Research	and Other	Company
Revenue from external customers	$932	$5,829	$—	$6,761
Intercompany revenue	—	7,618	(7,618)	—
Cost of revenue	—	11,885	(7,172)	4,713
Research and development	44,259	—	(446)	43,813
General and administrative	—	3,047	20,572	23,619
Revaluation of contingent consideration	24,339	—	—	24,339
Loss from operations	$(67,666)	$(1,485)	$(20,572)	$(89,723)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer, and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Director and Officer Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors” and “Management.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Executive Compensation” and “Non-Employee Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference to the sections of the 2024 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on August 7, 2023).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 24, 2020).
4.1*	Description of Securities.
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

10.11+

Ninth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 8, 2023).

10.12+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-206437), filed with the SEC on August 17, 2015).
10.13+

Employment Agreement, dated as of January 12, 2022, by and between the Registrant and Joseph Monahan (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.14+

Amended and Restated Employment Agreement, effective as of July 1, 2023, by and between the Registrant and Joseph Monahan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 12, 2023).

10.15+*	Second Amended and Restated Employment Agreement, effective as of February 1, 2024, by and between the Registrant and Joseph Monahan.
10.16+

Employment Agreement, dated as of January 31, 2022, by and between the Registrant and James Loerop (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.17+

Amended and Restated Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Douglas Manion (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.18+*	Separation Agreement, Waiver, and Release, dated as of February 4, 2024, by and between the Registrant and Douglas Manion.
10.19+

Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Kevin Balthaser (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.20+

Employment Agreement, dated as of June 27, 2022, by and between the Registrant and Gail Cawkwell (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on August 3, 2022).

10.21+

Letter Agreement, dated as of November 22, 2022, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.22+*	Letter Agreement, dated as of January 31, 2024, by and between the Registrant and Neal Walker.
10.23˄

Office Lease, dated May 26, 2023, by and between the Registrant and CBCC – Lee Road Acquisitions, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 1, 2023).

10.24

Sales Agreement, dated February 23, 2023, by and among the Registrant, SVB Securities LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on February 23, 2023).

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

97.1*	Aclaris Therapeutics, Inc. Incentive Compensation Recoupment Policy, adopted as of October 2, 2023.
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†

This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

ACLARIS THERAPEUTICS, INC.

Date: February 27, 2024	By:	/s/ Neal Walker
Neal Walker
Interim President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neal Walker and Kevin Balthaser, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Aclaris Therapeutics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Neal Walker	Interim President and Chief Executive Officer, and Chairman of the Board of Directors	February 27, 2024
Neal Walker	(Principal Executive Officer)

/s/ Kevin Balthaser	Chief Financial Officer	February 27, 2024
Kevin Balthaser	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Molineaux	Lead Independent Director	February 27, 2024
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	February 27, 2024
Anand Mehra, M.D.

/s/ William Humphries	Director	February 27, 2024
William Humphries

/s/ Andrew Powell	Director	February 27, 2024
Andrew Powell

/s/ Andrew Schiff	Director	February 27, 2024
Andrew Schiff

/s/ Bryan Reasons	Director	February 27, 2024
Bryan Reasons

/s/ Maxine Gowen	Director	February 27, 2024
Maxine Gowen

/s/ Vincent Milano	Director	February 27, 2024
Vincent Milano