Form 10-Q
period 2024-03-31
Aclaris Therapeutics, Inc.
filed 2024-05-07
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on April 30, 2024 was 71,264,786.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$35,841	$39,878
Short-term marketable securities	92,325	79,228
Accounts receivable, net	373	298
Prepaid expenses and other current assets	6,799	9,452
Total current assets	135,338	128,856
Marketable securities	33,199	62,771
Property and equipment, net	1,531	1,620
Other assets	3,997	4,158
Total assets	$174,065	$197,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,810	$8,878
Accrued expenses	6,565	19,446
Other current liabilities	2,705	2,628
Total current liabilities	20,080	30,952
Other liabilities	2,971	3,074
Contingent consideration	9,000	6,200
Total liabilities	32,051	40,226
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 71,248,017 and 70,894,889 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid‑in capital	930,114	928,080
Accumulated other comprehensive loss	(364)	(106)
Accumulated deficit	(787,737)	(770,796)
Total stockholders’ equity	142,014	157,179
Total liabilities and stockholders’ equity	$174,065	$197,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Contract research	$657	$889
Licensing	1,741	1,639
Total revenue	2,398	2,528

Costs and expenses:
Cost of revenue	809	808
Research and development	9,845	22,587
General and administrative	6,844	8,790
Licensing	1,031	1,061
Revaluation of contingent consideration	2,800	(800)
Total costs and expenses	21,329	32,446
Loss from operations	(18,931)	(29,918)

Other income, net	1,990	1,758
Net loss	$(16,941)	$(28,160)

Net loss per share, basic and diluted	$(0.24)	$(0.42)
Weighted average common shares outstanding, basic and diluted	71,074,858	66,872,778

Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax of $0	$(258)	$543
Total other comprehensive (loss) gain	(258)	543
Comprehensive loss	$(17,199)	$(27,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with vesting of restricted stock units	353,128	—	(55)	—	—	(55)
Unrealized loss on marketable securities	—	—	—	(258)	—	(258)
Stock-based compensation expense	—	—	2,089	—	—	2,089
Net loss	—	—	—	—	(16,941)	(16,941)
Balance at March 31, 2024	71,248,017	$1	$930,114	$(364)	$(787,737)	$142,014

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621
Issuance of common stock in connection with vesting of restricted stock units	517,378	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	543	—	543
Stock-based compensation expense	—	—	6,806	—	—	6,806
Net loss	—	—	—	—	(28,160)	(28,160)
Balance at March 31, 2023	67,206,025	$1	$887,638	$(354)	$(710,475)	$176,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,941)	$(28,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243	198
Stock-based compensation expense	2,089	6,806
Revaluation of contingent consideration	2,800	(800)
Changes in operating assets and liabilities:
Accounts receivable	(75)	(202)
Prepaid expenses and other assets	2,044	(874)
Accounts payable	1,932	(2,161)
Accrued expenses	(12,907)	(1,160)
Net cash used in operating activities	(20,815)	(26,353)
Cash flows from investing activities:
Purchases of property and equipment	(135)	(553)
Purchases of marketable securities	—	(28,524)
Proceeds from sales and maturities of marketable securities	16,968	54,875
Net cash provided by investing activities	16,833	25,798
Cash flows from financing activities:
Payments of employee withholding taxes related to restricted stock unit award vesting	(55)	—
Net cash used in financing activities	(55)	—
Net decrease in cash and cash equivalents	(4,037)	(555)
Cash and cash equivalents at beginning of period	39,878	45,277
Cash and cash equivalents at end of period	$35,841	$44,722

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$41

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $161.4 million and an accumulated deficit of $787.7 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. Prior to the acquisition of Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) in 2017, the Company had never generated revenue. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its drug candidates and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations and comprehensive loss for the three months ended March 31, 2024 and 2023, its changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023.  The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. There have been no changes to the Company’s significant accounting policies from those disclosed in the annual report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at March 31, 2024. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.4% and 8.3% depending on the year of each potential payment.

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

Contract Research Revenue

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

Discontinued Operations

As of March 31, 2024 and December 31, 2023, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$33,536	$—	$—	$33,536
Marketable securities	—	125,524	—	125,524
Total assets	$33,536	$125,524	$—	$159,060

Liabilities:
Contingent consideration	$—	$—	$9,000	$9,000
Total liabilities	$—	$—	$9,000	$9,000

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$32,177	$—	$—	$32,177
Marketable securities	—	141,999	—	141,999
Total assets	$32,177	$141,999	$—	$174,176

Liabilities:
Contingent consideration	$—	$—	$6,200	$6,200
Total liabilities	$—	$—	$6,200	$6,200

As of March 31, 2024 and December 31, 2023, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of March 31, 2024 and December 31, 2023 consisted of commercial paper and corporate debt, asset-backed debt, foreign government agency debt and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three months ended March 31, 2024 and 2023, there were no transfers into or out of Level 3.

The overall $2.8 million increase in the fair value of the contingent consideration liability during the three months ended March 31, 2024 was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates.

As of March 31, 2024 and December 31, 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	March 31, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$52,531	$26	$(186)	$52,371
Commercial paper	4,949	—	—	4,949
Asset-backed debt securities(2)	10,537	71	(33)	10,575
Foreign government agency debt securities(3)	4,765	22	—	4,787
U.S. government and government agency debt securities(4)	53,110	—	(268)	52,842
Total marketable securities	$125,892	$119	$(487)	$125,524
(1) Included in Corporate debt securities is $17.9 million with maturity dates between one and two years.
(2) Included in Asset-backed debt securities is $5.8 million with maturity dates between one and two years.
(3) Included in Foreign government agency debt securities is $4.8 million with a maturity date between one and two years.
(4) Included in U.S. government and government agency debt securities is $4.7 million with maturity dates between one and two years.

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
(4) Included in U.S. government and government agency debt securities is $23.9 million with maturity dates between one and two years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Computer equipment	$1,206	$1,253
Lab equipment	3,153	3,154
Furniture and fixtures	694	558
Leasehold improvements	817	817
Property and equipment, gross	5,870	5,782
Accumulated depreciation	(4,339)	(4,162)
Property and equipment, net	$1,531	$1,620

Depreciation expense was $0.2 million for each of the three months ended March 31, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Employee compensation expenses	$1,694	$3,910
Research and development expenses	1,232	6,661
Licensing expenses	794	5,478
Restructuring expenses (Note 12)	2,588	3,112
Other expenses	257	285
Total accrued expenses	$6,565	$19,446

6. Stockholders’ Equity

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2024 or December 31, 2023.

Common Stock

As of March 31, 2024 and December 31, 2023, the Company’s Charter authorized the Company to issue 200,000,000 shares of $0.00001 par value common stock. There were 71,248,017 and 70,894,889 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through March 31, 2024.

7. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash, or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2024, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,835,795 shares. As of March 31, 2024, 4,020,777 shares remained available for grant under the 2015 Plan. The Company had 6,233,088 stock options and 3,139,539 RSUs outstanding as of March 31, 2024 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 353,100 stock options outstanding as of March 31, 2024 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Plan and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 380,792 stock options outstanding as of March 31, 2024 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	3.81%	3.46%
Expected term (in years)	6.0	6.3
Expected volatility	81.81%	77.73%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	6,419,455	$15.94	7.1	$14
Granted	1,842,300	1.20
Forfeited and cancelled	(1,294,775)	14.54
Outstanding as of March 31, 2024	6,966,980	$12.32	7.0	$96
Options vested and expected to vest as of March 31, 2024	6,966,980	$12.32	7.0	$96
Options exercisable as of March 31, 2024	3,695,196	$16.24	5.1	$24

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 was $0.86 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2023	1,521,940	$15.72
Granted	2,444,350	1.20
Vested	(399,716)	14.93	$482
Forfeited and cancelled	(427,035)	13.65
Outstanding as of March 31, 2024	3,139,539	$4.81

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cost of revenue	$252	$299
Research and development	(29)	2,602
General and administrative	1,866	3,905
Total stock-based compensation expense	$2,089	$6,806

As of March 31, 2024, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $16.6 million and $13.6 million, respectively, which is expected to be recognized over weighted average periods of 2.5 years and 2.3 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
(In thousands, except for share and per share data)	2024	2023
Numerator:
Net loss	$(16,941)	$(28,160)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	71,074,858	66,872,778
Net loss per share, basic and diluted	$(0.24)	$(0.42)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023. All share amounts presented in the table below represent the total number outstanding as of March 31, 2024 and 2023.

	March 31,
	2024	2023
Options to purchase common stock	6,966,980	6,865,524
Restricted stock unit awards	3,139,539	1,740,081
Total potential shares of common stock	10,106,519	8,605,605

9. Leases

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

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Operating Leases:
Gross cost	$5,094	$5,094
Accumulated amortization	(1,378)	(1,235)
Other assets	$3,716	$3,859

Current portion of lease liabilities	$503	$426
Other liabilities	2,971	3,074
Total operating lease liabilities	$3,474	$3,500

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

10. Agreements Related to Intellectual Property

License Agreement – Sun Pharmaceutical Industries, Inc.

In December 2023, the Company entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc. (“Sun Pharma”). Under the license agreement, the Company granted Sun Pharma exclusive rights under certain patents that the Company exclusively licenses from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s Janus kinase (“JAK”) inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has paid the Company an upfront payment, and has agreed to pay the Company regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. The Company has separate contractual obligations under which the Company has agreed to pay to third parties a portion of the consideration it may receive under the license agreement.

Upon execution of the agreement, the Company received an upfront payment of $15.0 million from Sun Pharma, a portion of which was payable to third parties.

License Agreement – Pediatrix Therapeutics, Inc.

In November 2022, the Company entered into a license agreement with Pediatrix Therapeutics, Inc. (“Pediatrix”), under which the Company granted Pediatrix the exclusive rights to develop, manufacture and commercialize lepzacitinib in Greater China. Pediatrix has paid the Company an upfront payment, and has agreed to pay the Company development, regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of lepzacitinib by Pediatrix in Greater China. A portion of consideration received from Pediatrix is payable to the former Confluence equity holders as described below under the caption “Agreement and Plan of Merger - Confluence.”

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid the Company an upfront payment, and regulatory and certain commercial milestone payments, and has agreed to pay the Company anniversary payments and other commercial milestone payments upon the achievement of specified milestones as set forth in the agreement, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement.

During the three months ended March 31, 2024 and 2023, the Company recorded licensing revenue under this agreement of $1.7 million and $1.6 million, respectively, from Lilly, a portion of which was payable to third parties.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded the Company’s asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved for as of March 31, 2024.

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

As of March 31, 2024 and December 31, 2023, the balance of the Company’s contingent consideration liability was $9.0 million and $6.2 million, respectively (see Note 3).

11. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2024 and 2023. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

12. Restructuring Charges

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

During the year ended December 31, 2023, the Company recorded a restructuring charge for the one-time termination benefit for impacted employees with retention periods less than the sixty-day minimum retention period, which was triggered immediately upon either terminating or giving notice to the impacted employees. During the three months ended March 31, 2024, the Company recognized severance expense of $2.5 million and made cash payments of $3.0 million related to severance to terminated employees.

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

The Company’s results of operations by segment for the three months ended March 31, 2024 and 2023 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2024	Therapeutics	Research	and Other	Company
Revenue from external customers	$1,741	$657	$—	$2,398
Intercompany revenue	—	3,666	(3,666)	—
Cost of revenue	—	4,024	(3,432)	592
Research and development	8,760	—	(233)	8,527
General and administrative	—	1,108	4,742	5,850
Licensing	1,031	—	—	1,031
Revaluation of contingent consideration	2,800	—	—	2,800
Restructuring expense	1,318	217	994	2,529
Loss from operations	$(12,168)	$(1,026)	$(5,737)	$(18,931)

(In thousands)		Contract	Corporate	Total
Three Months Ended March 31, 2023	Therapeutics	Research	and Other	Company
Revenue from external customers	$1,638	$890	$—	$2,528
Intercompany revenue	—	4,011	(4,011)	—
Cost of revenue	—	4,547	(3,739)	808
Research and development	22,859	—	(272)	22,587
General and administrative	—	1,062	7,728	8,790
Licensing	1,061	—	—	1,061
Revaluation of contingent consideration	(800)	—	—	(800)
Loss from operations	$(21,482)	$(708)	$(7,728)	$(29,918)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is an investigational oral covalent inhibitor of interleukin-2-inducible T cell kinase, or ITK, and Janus kinase, or JAK, 3 for the potential treatment of T cell-mediated autoimmune diseases. The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes.

In September 2023, we announced positive results from our two-week Phase 1 placebo-controlled, randomized, multiple ascending dose, or MAD, trial of ATI-2138 (ATI-2138-PKPD-102). ATI-2138-PKPD-201 was designed to investigate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics of ATI-2138 in healthy volunteers. The trial enrolled 60 healthy volunteers across 6 dosing cohorts ranging from 10 to 80 mg of total daily doses, with eight volunteers receiving ATI-2138 and two volunteers receiving placebo in each arm. Data from the trial demonstrated that ATI-2138 was generally well tolerated at all doses tested and had dose proportional PK. Additionally, ATI-2138 demonstrated a dose-dependent inhibition of both ITK and JAK3 exploratory pharmacodynamic biomarkers, with near maximal inhibition achieved at the 30 mg total daily dose. No serious adverse events were reported.

We plan to progress ATI-2138 into a Phase 2a trial in subjects with moderate to severe atopic dermatitis.

Lepzacitinib, an Investigational Topical “Soft” JAK 1/3 Inhibitor

Lepzacitinib, also referred to as ATI-1777, is an investigational topical “soft” JAK 1/3 inhibitor for the potential treatment of atopic dermatitis and other dermatologic conditions. “Soft” JAK inhibitors are designed to be topically applied and active in the skin, but rapidly metabolized and inactivated when they enter the bloodstream, which may result in low systemic exposure. Lepzacitinib has been adopted as the nonproprietary name for ATI-1777.

In January 2024, we announced positive top-line results from our Phase 2b multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial of lepzacitinib in patients with mild to severe atopic dermatitis (ATI-1777-AD-202). ATI-1777-AD-202 was designed to evaluate the efficacy, safety, tolerability and PK of multiple concentrations (0.5%, 1% and 2%) of twice daily, or BID, treatment with lepzacitinib and a single concentration (2%) of once daily, or QD, treatment with lepzacitinib. The trial randomized 250 patients with mild, moderate or severe atopic dermatitis, including adults and children as young as 12 years old, across 30 clinical trial sites in the United States. The trial met the primary efficacy endpoint, the percent change from baseline in the Eczema Area and Severity Index, or EASI, score at week 4, with statistical significance for patients treated with lepzacitinib 2% BID compared to patients treated with vehicle (69.7% versus 58.7% in the pooled vehicle group, p=0.035). In addition, a PK analysis showed minimal levels of exposure to lepzacitinib. The mean steady state trough drug levels at week 4 were 0.319 ng/mL, representing 0.7% of IC50 for JAK 1/3 inhibition in whole blood. In total, 97% of lepzacitinib plasma samples from dosed patients had concentrations below 1/10th of the IC50, and six samples (from five lepzacitinib treated patients) of 570 samples analyzed had concentrations above 1/4 of the IC50. No meaningful safety findings were observed and lepzacitinib was well tolerated.

We are currently seeking a global development and commercialization partner for this program (excluding Greater China). In 2022, we granted Pediatrix Therapeutics, Inc. exclusive rights to develop and commercialize lepzacitinib in Greater China.

Zunsemetinib, an Investigational Oral MK2 Inhibitor

Zunsemetinib, or ATI-450, is an investigational oral, novel, small molecule selective MK2 inhibitor for the potential treatment of metastatic breast cancer, or MBC, and pancreatic ductal adenocarcinoma, or PDAC.  We plan to support Washington University in St. Louis in its investigator-initiated Phase 1b/2 trials of zunsemetinib in patients with MBC and PDAC. We expect these trials to be primarily funded by grants awarded to Washington University.

Discovery Programs and KINect Drug Discovery Platform

We conduct small molecule drug discovery and preclinical development research through KINect, our proprietary drug discovery platform. Our KINect platform enables us to identify potential drug candidates through a unique combination of our proprietary chemical library of kinase inhibitors, our novel approaches to inhibitor modalities, our expertise in structure-based drug design, and our custom kinase assays.

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

We are actively progressing several discovery programs focused on delivering the next wave of drug candidates from our KINect platform. Our discovery efforts center on targeting kinases that play pivotal roles in various inflammatory, autoimmune, and oncology pathways. For example, we are progressing to development candidate selection a second generation ITK selective inhibitor for autoimmune indications. We intend to evaluate both internal and external development options, including strategic partnerships, for these assets.

Discontinued Programs

We were previously developing zunsemetinib as a potential treatment for various immuno-inflammatory diseases, including hidradenitis suppurativa, psoriatic arthritis, and rheumatoid arthritis. Following the results of the Phase 2 trials for these programs, we discontinued further development of our MK2 inhibitor programs in immuno-inflammatory diseases in 2023.

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $16.9 million for the three months ended March 31, 2024 and $88.5 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $787.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Acquisition and License Agreements

License Agreement with Sun Pharmaceutical Industries, Inc.

In December 2023, we entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc., or Sun Pharma. Under the license agreement, we granted Sun Pharma exclusive rights under certain patents that we exclusively license from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s JAK inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has paid us an upfront payment, and has agreed to pay us regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. We have separate contractual obligations under which we have agreed to pay to third parties a portion of the consideration we may receive under the license agreement.

Upon execution of the agreement, we received an upfront payment of $15.0 million from Sun Pharma, a portion of which was payable to third parties.

License Agreement with Pediatrix Therapeutics, Inc.

In November 2022, we entered into a license agreement with Pediatrix Therapeutics, Inc., or Pediatrix, under which we granted Pediatrix the exclusive rights to develop, manufacture and commercialize lepzacitinib in Greater China. Pediatrix has paid us an upfront payment, and has agreed to pay us development, regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of lepzacitinib by Pediatrix in Greater China. A portion of consideration received from Pediatrix is payable to the former Confluence equity holders as described below under the caption “Agreement and Plan of Merger with Confluence.”

License Agreement with Eli Lilly and Company

In August 2022, we entered into a non-exclusive patent license agreement with Eli Lilly and Company, or Lilly. Under the license agreement, we granted Lilly non-exclusive rights under certain patents and patent applications that we exclusively license from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid us an upfront payment and regulatory and certain commercial milestone payments, and has agreed to pay us anniversary payments and other commercial milestone payments upon the achievement of specified milestones as set forth in the agreement, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. We have separate contractual obligations under which we have agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments we receive under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties we may receive under the license agreement.

During the three months ended March 31, 2024 and 2023, we recorded licensing revenue under this agreement of $1.7 million and $1.6 million from Lilly, respectively, a portion of which was payable to third parties.

Asset Purchase Agreement with EPI Health

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, to EPI Health, LLC, or EPI Health, pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved for as of March 31, 2024.

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

During the three months ended March 31, 2024, we recognized severance expense of $2.5 million and made cash payments of $3.0 million related to severance to terminated employees.

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

General and Administrative

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs, business development costs, insurance costs, and travel expenses.

Licensing

Licensing expenses consist of third-party contractual obligations incurred under license and acquisition agreements with third parties, as described above.

Revaluation of Contingent Consideration

Revaluation of contingent consideration consists of changes in the fair value of our contingent consideration liability between reporting dates, as described below.

Other Income, Net

Other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at March 31, 2024. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.4% and 8.3% depending on the year of each potential payment.

During the three months ended March 31, 2024 we recorded a charge to the contingent consideration liability, which was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Revenues:
Contract research	$657	$889	$(232)
Licensing	1,741	1,639	102
Total revenue	2,398	2,528	(130)

Costs and expenses:
Cost of revenue	809	808	1
Research and development	9,845	22,587	(12,742)
General and administrative	6,844	8,790	(1,946)
Licensing	1,031	1,061	(30)
Revaluation of contingent consideration	2,800	(800)	3,600
Total costs and expenses	21,329	32,446	(11,117)
Loss from operations	(18,931)	(29,918)	10,987

Other income, net	1,990	1,758	232
Net loss	$(16,941)	$(28,160)	$11,219

Revenue

Contract research

Contract research revenue was $0.7 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed and a lower average billing rate.

Licensing

Licensing revenue was $1.7 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by an increase in royalties under the Lilly license agreement during the three months ended March 31, 2024, offset by the achievement of a commercial milestone during the three months ended March 31, 2023.

Costs and Expenses

Cost of Revenue

Cost of revenue was $0.8 million for each of the three months ended March 31, 2024 and 2023, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue included a decrease in expense due to lower variable costs resulting from a decrease in hours billed, which was offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended
	March 31,
(In thousands)	2024	2023	Change
Zunsemetinib	$2,023	$6,839	$(4,816)
Lepzacitinib	1,073	3,123	(2,050)
ATI-2138	63	3,225	(3,162)
Discovery	1,540	1,381	159
Other research and development	473	498	(25)
Personnel	4,702	4,919	(217)
Stock-based compensation	(29)	2,602	(2,631)
Total research and development expenses	$9,845	$22,587	$(12,742)

Zunsemetinib

The decrease in expenses for zunsemetinib during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in costs associated with clinical development activities for a Phase 2a trial in subjects with hidradenitis suppurativa, which initiated in December 2021 and was completed in early March 2023, and a Phase 2b trial in subjects with rheumatoid arthritis, which initiated in December 2021 and was completed in November 2023. Drug candidate manufacturing costs also decreased accordingly.

Lepzacitinib

The decrease in expenses for lepzacitinib during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to lower costs associated with preclinical development activities and costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis, which initiated in May 2022 and was completed in January 2024.

ATI-2138

The decrease in expenses for ATI-2138 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in clinical development expenses associated with a Phase 1 MAD trial which was completed in September 2023, as well as a decrease in preclinical development activities and ancillary studies.

Discovery

The increase in expenses related to discovery during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to continued investment in our discovery-stage programs as we progressed programs toward candidate selection.

Personnel and stock-based compensation

The decrease in personnel and stock-based compensation expenses in the aggregate during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to lower headcount and higher forfeiture credits, offset by an increase in termination benefits, as a result of our restructuring.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2024	2023	Change
Personnel	$2,555	$1,980	$575
Professional and legal fees	1,253	1,721	(468)
Facility and support services	633	618	15
Other general and administrative	537	566	(29)
Stock-based compensation	1,866	3,905	(2,039)
Total general and administrative expenses	$6,844	$8,790	$(1,946)

Personnel and stock-based compensation

The decrease in personnel and stock-based compensation expenses in the aggregate during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to higher forfeiture credits, offset by an increase in termination benefits, as a result of our restructuring.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by a decrease in patent expenses.

Licensing

The decrease in licensing expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the achievement of a commercial milestone during the three months ended March 31, 2023, offset by an increase in royalties during the three months ended March 31, 2024, earned under the Lilly license agreement.

Revaluation of Contingent Consideration

The increase in the fair value of our contingent consideration liability during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates.

Other Income, net

Other income, net increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to higher interest income on investment portfolio balances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations. Prior to our acquisition of Confluence, we did not generate any revenue. We have financed our operations over the last several years primarily through sales of our equity securities and incurring indebtedness in the form of loans from commercial lenders. We may engage in additional debt and equity financing transactions in order to raise funds.  We may receive royalties and milestone payments under third-party licensing and acquisition agreements. In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $161.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Cash Flows

Cash and cash equivalents were $35.8 million as of March 31, 2024 compared to $39.9 million as of December 31, 2023. We also had $125.6 million in short- and long-term marketable securities as of March 31, 2024 compared to $142.0 million as of December 31, 2023.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Cash and cash equivalents beginning balance	$39,878	$45,277
Net cash used in operating activities	(20,815)	(26,353)
Net cash provided by investing activities	16,833	25,798
Net cash used in financing activities	(55)	—
Cash and cash equivalents ending balance	$35,841	$44,722

Operating Activities

Cash flow related to operating activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net loss	$(16,941)	$(28,160)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	5,132	6,204
Change in accounts payable and accrued expenses	(10,975)	(3,321)
Change in accounts receivable	(75)	(202)
Change in prepaid expenses and other assets	2,044	(874)
Net cash used in operating activities	$(20,815)	$(26,353)

Net cash used in operating activities decreased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of lower net losses after adjusting for non-cash items. This change was partially offset by a reduction in accounts payable and accrued expenses, which was due to the timing of payments to vendors as well as third parties in connection with amounts earned under licensing agreements.

Investing Activities

Cash flow related to investing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Purchases of property and equipment	$(135)	$(553)
Purchases of marketable securities	—	(28,524)
Proceeds from sales and maturities of marketable securities	16,968	54,875
Net cash provided by investing activities	$16,833	$25,798

The decrease in net cash provided by investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted primarily from lower sales and maturities of marketable securities during the three months ended March 31, 2024, partially offset by lower purchases of marketable securities during the three months ended March 31, 2024.

Financing Activities

Cash flow related to financing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Payments of employee withholding taxes related to restricted stock unit award vesting	$(55)	$—
Net cash used in financing activities	$(55)	$—

Net cash used in financing activities during the three months ended March 31, 2024 consisted of payments of employee withholding taxes related to restricted stock unit award vesting.

Funding Requirements

We anticipate we will incur net losses in the near term as we continue to discover and develop drug candidates. We may not be able to generate revenue from these programs if, among other things, our clinical trials are not successful, the FDA does not approve our drug candidates currently in clinical trials when we expect, or at all, or we are not able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our drug candidates.

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development expenses, laboratory and related supplies, legal and other regulatory expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our drug candidates, without taking into account any potential business development activities resulting from our ongoing strategic review of our business.

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

Our aggregate remaining lease payment obligation for these two spaces was $4.5 million as of March 31, 2024.

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

Segment Information

We have two reportable segments, therapeutics, and contract research. The therapeutics segment is focused on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases and earns revenue through licensing our intellectual property. The contract research segment earns revenue from the provision of laboratory services.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation has increased generally in the United States in recent months, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer, and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1+

Second Amended and Restated Employment Agreement, effective as of February 1, 2024, by and between the Registrant and Joseph Monahan (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2024).

10.2+

Separation Agreement, Waiver, and Release, dated as of February 4, 2024, by and between the Registrant and Douglas Manion (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2024).

10.3+

Letter Agreement, dated as of January 31, 2024, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2024).

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

ACLARIS THERAPEUTICS, INC.

Date: May 7, 2024	By:	/s/ Neal Walker
Neal Walker
Interim President and Chief Executive Officer
(On behalf of the Registrant)

Date: May 7, 2024	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)