Form 10-Q
period 2024-06-30
Aclaris Therapeutics, Inc.
filed 2024-08-07
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on July 31, 2024 was 71,344,557.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$22,834	$39,878
Short-term marketable securities	88,259	79,228
Accounts receivable, net	325	298
Prepaid expenses and other current assets	6,217	9,452
Total current assets	117,635	128,856
Marketable securities	38,778	62,771
Property and equipment, net	1,293	1,620
Other assets	3,365	4,158
Total assets	$161,071	$197,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,269	$8,878
Accrued expenses	5,762	19,446
Other current liabilities	2,651	2,628
Total current liabilities	15,682	30,952
Other liabilities	2,367	3,074
Contingent consideration	9,200	6,200
Total liabilities	27,249	40,226
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 71,332,825 and 70,894,889 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid‑in capital	933,007	928,080
Accumulated other comprehensive loss	(463)	(106)
Accumulated deficit	(798,723)	(770,796)
Total stockholders’ equity	133,822	157,179
Total liabilities and stockholders’ equity	$161,071	$197,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Contract research	$625	$875	$1,281	$1,764
Licensing	2,141	994	3,882	2,633
Total revenue	2,766	1,869	5,163	4,397

Costs and expenses:
Cost of revenue	624	1,042	1,433	1,850
Research and development	8,759	25,275	18,604	47,862
General and administrative	4,752	8,317	11,596	17,107
Licensing	1,285	550	2,316	1,611
Revaluation of contingent consideration	200	(1,500)	3,000	(2,300)
Total costs and expenses	15,620	33,684	36,949	66,130
Loss from operations	(12,854)	(31,815)	(31,786)	(61,733)

Other income, net	1,868	2,246	3,859	4,004
Net loss	$(10,986)	$(29,569)	$(27,927)	$(57,729)

Net loss per share, basic and diluted	$(0.15)	$(0.42)	$(0.39)	$(0.84)
Weighted average common shares outstanding, basic and diluted	71,291,400	70,633,528	71,183,129	68,763,542

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax of $0	$(99)	$(757)	$(357)	$(214)
Total other comprehensive loss	(99)	(757)	(357)	(214)
Comprehensive loss	$(11,085)	$(30,326)	$(28,284)	$(57,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with vesting of restricted stock units	353,128	—	(55)	—	—	(55)
Unrealized loss on marketable securities	—	—	—	(258)	—	(258)
Stock-based compensation expense	—	—	2,089	—	—	2,089
Net loss	—	—	—	—	(16,941)	(16,941)
Balance at March 31, 2024	71,248,017	$1	$930,114	$(364)	$(787,737)	$142,014
Issuance of common stock in connection with vesting of restricted stock units	84,808	—	(10)	—	—	(10)
Unrealized loss on marketable securities	—	—	—	(99)	—	(99)
Stock-based compensation expense	—	—	2,903	—	—	2,903
Net loss	—	—	—	—	(10,986)	(10,986)
Balance at June 30, 2024	71,332,825	$1	$933,007	$(463)	$(798,723)	$133,822

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621
Issuance of common stock in connection with vesting of restricted stock units	517,378	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	543	—	543
Stock-based compensation expense	—	—	6,806	—	—	6,806
Net loss	—	—	—	—	(28,160)	(28,160)
Balance at March 31, 2023	67,206,025	$1	$887,638	$(354)	$(710,475)	$176,810
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	163,677	—	30	—	—	30
Issuance of common stock under at-the-market sales agreement, net of offering costs of $826	3,400,000	—	26,714	—	—	26,714
Unrealized loss on marketable securities	—	—	—	(757)	—	(757)
Stock-based compensation expense	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	(29,569)	(29,569)
Balance at June 30, 2023	70,769,702	$1	$920,904	$(1,111)	$(740,044)	$179,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(27,927)	$(57,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485	416
Stock-based compensation expense	4,992	13,328
Revaluation of contingent consideration	3,000	(2,300)
Changes in operating assets and liabilities:
Accounts receivable	(27)	53
Prepaid expenses and other assets	2,317	(1,605)
Accounts payable	(1,609)	1,074
Accrued expenses	(14,368)	(244)
Net cash used in operating activities	(33,137)	(47,007)
Cash flows from investing activities:
Purchases of property and equipment, net	(121)	(784)
Purchases of marketable securities	(35,218)	(118,513)
Proceeds from sales and maturities of marketable securities	51,498	125,433
Net cash provided by investing activities	16,159	6,136
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	26,714
Payments of employee withholding taxes related to restricted stock unit award vesting	(66)	—
Proceeds from exercise of employee stock options and the issuance of stock	—	30
Net cash (used in) provided by financing activities	(66)	26,744
Net decrease in cash and cash equivalents	(17,044)	(14,127)
Cash and cash equivalents at beginning of period	39,878	45,277
Cash and cash equivalents at end of period	$22,834	$31,150

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$394

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $149.9 million and an accumulated deficit of $798.7 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its drug candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, heightened interest rates, and inflationary pressures. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, its changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023.  The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Based upon the nature and size of the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the condensed consolidated statement of operations.

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

Contingent Consideration

The Company records a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement is involved in determining the appropriateness of these assumptions. These assumptions are considered Level 3 inputs. Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions. The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the condensed consolidated statement of operations.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at June 30, 2024. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.0% and 8.2% depending on the year of each potential payment.

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

Discontinued Operations

As of June 30, 2024 and December 31, 2023, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$20,332	$—	$—	$20,332
Marketable securities	—	127,037	—	127,037
Total assets	$20,332	$127,037	$—	$147,369

Liabilities:
Contingent consideration	$—	$—	$9,200	$9,200
Total liabilities	$—	$—	$9,200	$9,200

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$32,177	$—	$—	$32,177
Marketable securities	—	141,999	—	141,999
Total assets	$32,177	$141,999	$—	$174,176

Liabilities:
Contingent consideration	$—	$—	$6,200	$6,200
Total liabilities	$—	$—	$6,200	$6,200

As of June 30, 2024 and December 31, 2023, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of June 30, 2024 consisted of corporate debt, asset-backed debt, foreign government agency debt, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2023 consisted of commercial paper and corporate debt, asset-backed debt, foreign government agency debt, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three and six months ended June 30, 2024 and 2023, there were no transfers into or out of Level 3.

The overall $3.0 million increase in the fair value of the contingent consideration liability during the six months ended June 30, 2024 was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates.

As of June 30, 2024 and December 31, 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	June 30, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$68,307	$6	$(210)	$68,103
Asset-backed debt securities(2)	5,023	—	(22)	5,001
Foreign government agency debt securities	4,804	1	—	4,805
U.S. government and government agency debt securities(3)	49,375	—	(247)	49,128
Total marketable securities	$127,509	$7	$(479)	$127,037
(1) Included in Corporate debt securities is $33.7 million with maturity dates between one and two years.
(2) Included in Asset-backed debt securities is $0.1 million with maturity dates between one and two years.
(3) Included in U.S. government and government agency debt securities is $5.0 million with maturity dates between one and two years.

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
(4) Included in U.S. government and government agency debt securities is $23.9 million with maturity dates between one and two years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Computer equipment	$1,198	$1,253
Lab equipment	3,137	3,154
Furniture and fixtures	661	558
Leasehold improvements	817	817
Property and equipment, gross	5,813	5,782
Accumulated depreciation	(4,520)	(4,162)
Property and equipment, net	$1,293	$1,620

Depreciation expense was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.4 million for each of the six months ended June 30, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Employee compensation expenses	$2,138	$3,910
Research and development expenses	1,092	6,661
Licensing expenses	1,219	5,478
Restructuring expenses (Note 12)	1,140	3,112
Other expenses	173	285
Total accrued expenses	$5,762	$19,446

6. Stockholders’ Equity

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2024 or December 31, 2023.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company’s Charter authorized the Company to issue 200,000,000 shares of $0.00001 par value common stock. There were 71,332,825 and 70,894,889 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2024.

Sales of Common Stock Pursuant to At-The-Market Facility

In April 2023, the Company sold 3.4 million shares of its common stock for aggregate gross proceeds of $27.5 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023. The Company paid selling commissions of $0.8 million in connection with the sale.

7. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash, or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2024, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,835,795 shares. As of June 30, 2024, 4,351,008 shares remained available for grant under the 2015 Plan. The Company had 5,867,413 stock options and 3,110,751 RSUs outstanding as of June 30, 2024 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 333,000 stock options outstanding as of June 30, 2024 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Plan and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 380,792 stock options outstanding as of June 30, 2024 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	3.85%	3.48%
Expected term (in years)	6.0	6.2
Expected volatility	81.95%	77.73%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	6,419,455	$15.94	7.1	$14
Granted	1,982,700	1.19
Forfeited and cancelled	(1,820,950)	14.74
Outstanding as of June 30, 2024	6,581,205	$11.85	7.0	$23
Options vested and expected to vest as of June 30, 2024	6,581,205	$11.85	7.0	$23
Options exercisable as of June 30, 2024	3,525,088	$15.74	5.3	$16

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 was $0.86 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2023	1,521,940	$15.72
Granted	2,638,025	1.20
Vested	(493,254)	13.37	$587
Forfeited and cancelled	(555,960)	12.54
Outstanding as of June 30, 2024	3,110,751	$4.35

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$223	$473	$475	$772
Research and development	1,097	3,494	1,068	6,096
General and administrative	1,583	2,555	3,449	6,460
Total stock-based compensation expense	$2,903	$6,522	$4,992	$13,328

As of June 30, 2024, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $13.2 million and $11.0 million, respectively, which is expected to be recognized over weighted average periods of 2.3 years and 2.0 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for share and per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(10,986)	$(29,569)	$(27,927)	$(57,729)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	71,291,400	70,633,528	71,183,129	68,763,542
Net loss per share, basic and diluted	$(0.15)	$(0.42)	$(0.39)	$(0.84)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the six months ended June 30, 2024 and 2023. All share amounts presented in the table below represent the total number outstanding as of June 30, 2024 and 2023.

	June 30,
	2024	2023
Options to purchase common stock	6,581,205	7,014,294
Restricted stock unit awards	3,110,751	1,720,040
Total potential shares of common stock	9,691,956	8,734,334

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

In February 2019, the Company entered into a sublease agreement for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through June 2029. In January 2023, the Company amended the sublease agreement to add an additional 6,261 square feet of office and laboratory space effective February 2023. The Company exercised its option to terminate the leasing of the additional space effective as of June 30, 2024.

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(In thousands)	2024	2023
Operating Leases:
Gross cost	$4,530	$5,094
Accumulated amortization	(1,427)	(1,235)
Other assets	$3,103	$3,859

Current portion of lease liabilities	$449	$426
Other liabilities	2,367	3,074
Total operating lease liabilities	$2,816	$3,500

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

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

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid the Company an upfront payment, and regulatory and certain commercial milestone payments, and agreed to pay the Company anniversary payments and other commercial milestone payments upon the achievement of specified milestones as set forth in the agreement, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. In July 2024, the Company entered into a royalty purchase agreement pursuant to which the Company sold a portion of the Company’s future royalty payments and the remaining anniversary milestones associated with the license to Lilly (see Note 14).

The Company recorded licensing revenue under this agreement of $2.1 million and $0.9 million during the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively, from Lilly, a portion of which was payable to third parties.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded the Company’s asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved for as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the balance of the Company’s contingent consideration liability was $9.2 million and $6.2 million, respectively (see Note 3).

11. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2024 and 2023. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

12. Restructuring Charges

In December 2023, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 46%, which was substantially completed as of June 30, 2024. This action was taken in order to streamline operations, reduce costs and preserve capital. As a result, the Company terminated certain employees (“terminated employees”) and gave notice to additional employees (“noticed employees”) who were asked to provide transition services through termination dates ranging between one to thirteen months from the date notice was given.  The terminated employees were entitled to receive cash severance payments and other benefits. The noticed employees are entitled to receive cash severance payments and other benefits, which are contingent upon providing additional services to the Company.

During the three and six months ended June 30, 2024, the Company recognized severance expense of $0.1 million and $2.6 million, respectively. During the six months ended June 30, 2024, the Company made cash payments of $4.5 million related to severance to impacted employees.

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

The Company’s results of operations by segment for the three and six months ended June 30, 2024 and 2023 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2024	Therapeutics	Research	and Other	Company
Revenue from external customers	$2,141	$625	$—	$2,766
Intercompany revenue	—	3,421	(3,421)	—
Cost of revenue	—	3,836	(3,212)	624
Research and development	8,870	—	(209)	8,661
General and administrative	—	1,019	3,733	4,752
Licensing	1,285	—	—	1,285
Revaluation of contingent consideration	200	—	—	200
Restructuring expense	98	—	—	98
Loss from operations	$(8,312)	$(809)	$(3,733)	$(12,854)

(In thousands)		Contract	Corporate	Total
Three Months Ended June 30, 2023	Therapeutics	Research	and Other	Company
Revenue from external customers	$993	$876	$—	$1,869
Intercompany revenue	—	4,000	(4,000)	—
Cost of revenue	—	4,796	(3,754)	1,042
Research and development	25,521	—	(246)	25,275
General and administrative	—	1,254	7,063	8,317
Licensing	550	—	—	550
Revaluation of contingent consideration	(1,500)	—	—	(1,500)
Loss from operations	$(23,578)	$(1,174)	$(7,063)	$(31,815)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2024	Therapeutics	Research	and Other	Company
Revenue from external customers	$3,882	$1,281	$—	$5,163
Intercompany revenue	—	7,087	(7,087)	—
Cost of revenue	—	7,861	(6,646)	1,215
Research and development	17,427	—	(441)	16,986
General and administrative	—	2,128	8,436	10,564
Licensing	2,316	—	—	2,316
Revaluation of contingent consideration	3,000	—	—	3,000
Restructuring expense	1,618	218	1,032	2,868
Loss from operations	$(20,479)	$(1,839)	$(9,468)	$(31,786)

(In thousands)		Contract	Corporate	Total
Six Months Ended June 30, 2023	Therapeutics	Research	and Other	Company
Revenue from external customers	$2,632	$1,765	$—	$4,397
Intercompany revenue	—	8,011	(8,011)	—
Cost of revenue	—	9,343	(7,493)	1,850
Research and development	48,380	—	(518)	47,862
General and administrative	—	2,316	14,791	17,107
Licensing	1,611	—	—	1,611
Revaluation of contingent consideration	(2,300)	—	—	(2,300)
Loss from operations	$(45,059)	$(1,883)	$(14,791)	$(61,733)

14. Subsequent Events

In July 2024, the Company entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”). Under the royalty purchase agreement, the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary milestones associated with the Company’s existing license to Lilly relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata.

Under the terms of the royalty purchase agreement, the Company received an upfront payment of $26.5 million and is eligible to receive up to an additional $5.0 million based on the achievement of certain sales milestones for OLUMIANT in 2024. In exchange, OMERS acquired a portion of the royalty payable by Lilly to the Company for worldwide net sales of OLUMIANT for the treatment of alopecia areata from April 1, 2024 through the remainder of the royalty term under the Company's license agreement with Lilly, and 100% of the remaining anniversary milestone payments payable by Lilly to the Company under the license agreement.

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

We have initiated study activities for a Phase 2a open-label trial to investigate the safety, tolerability, pharmacokinetics, efficacy, and pharmacodynamics of ATI-2138 administered over 12 weeks in approximately 15 patients in the United States with moderate to severe atopic dermatitis. The primary endpoints are safety related parameters. Secondary endpoints include Eczema Area and Severity Index, or EASI, response (EASI-50, EASI-74, EASI-90),

Validated Investigator Global Assessment (vIGA) response, body surface area (BSA) response and other pertinent efficacy related measures.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $27.9 million for the six months ended June 30, 2024 and $88.5 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $798.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including inflationary pressure, the U.S. Federal Reserve raising interest rates and geopolitical conflicts, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Recent Developments

Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP

In July 2024, we entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS. Under the royalty purchase agreement, we sold to OMERS a portion of the future royalty payments and the remaining anniversary milestones associated with our existing license to Eli Lilly and Company, or Lilly, relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata.

Under the terms of the royalty purchase agreement, we received an upfront payment of $26.5 million and are eligible to receive up to an additional $5.0 million based on the achievement of certain sales milestones for OLUMIANT in 2024. In exchange, OMERS acquired a portion of the royalty payable by Lilly to us for worldwide net sales of OLUMIANT for the treatment of alopecia areata from April 1, 2024 through the remainder of the royalty term under our license agreement with Lilly, and 100% of the remaining anniversary milestone payments payable by Lilly to us under the license agreement. The royalty payments and milestones we sold to OMERS represent our entire financial interest in the Lilly license agreement after taking into account our other contractual third party obligations.

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

License Agreement with Eli Lilly and Company

In August 2022, we entered into a non-exclusive patent license agreement with Lilly. Under the license agreement, we granted Lilly non-exclusive rights under certain patents and patent applications that we exclusively license from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid us an upfront payment and regulatory and certain commercial milestone payments, and agreed to pay us anniversary payments and other commercial milestone payments upon the achievement of specified milestones as set forth in the agreement, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. We have separate contractual obligations under which we have agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments we receive under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties we may receive under the license agreement. In July 2024, we entered into a royalty purchase agreement pursuant to which we sold a portion of our future royalty payments and the remaining anniversary milestones associated with the license to Lilly. See “Recent Developments—Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP.”

We recorded licensing revenue from Lilly under this agreement of $2.1 million and $0.9 million during the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively, a portion of which was payable to third parties. The licensing revenue earned during the three months ended June 30, 2024 was sold to OMERS pursuant to the royalty purchase agreement.

Asset Purchase Agreement with EPI Health

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, to EPI Health, LLC, or EPI Health, pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved for as of June 30, 2024.

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

Restructuring

In December 2023, our Board of Directors approved a reduction of our workforce by approximately 46%, which was substantially completed as of June 2024. This action was taken in order to streamline operations, reduce costs and preserve capital. As a result, we terminated certain employees, or terminated employees, and gave notice to additional employees, or noticed employees, who were asked to provide transition services through termination dates ranging between one to thirteen months from the date notice was given. The terminated employees were entitled to receive cash severance payments and other benefits. The noticed employees are entitled to receive cash severance payments and other benefits, which are contingent upon providing additional services to us.

During the three and six months ended June 30, 2024, we recognized severance expense of $0.1 million and $2.6 million, respectively. During the six months ended June 30, 2024, we made cash payments of $4.5 million related to severance to impacted employees.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at June 30, 2024. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.0% and 8.2% depending on the year of each potential payment.

During the six months ended June 30, 2024 we recorded a charge to the contingent consideration liability of $3.0 million, which was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues:
Contract research	$625	$875	$(250)	$1,281	$1,764	$(483)
Licensing	2,141	994	1,147	3,882	2,633	1,249
Total revenue	2,766	1,869	897	5,163	4,397	766

Costs and expenses:
Cost of revenue	624	1,042	(418)	1,433	1,850	(417)
Research and development	8,759	25,275	(16,516)	18,604	47,862	(29,258)
General and administrative	4,752	8,317	(3,565)	11,596	17,107	(5,511)
Licensing	1,285	550	735	2,316	1,611	705
Revaluation of contingent consideration	200	(1,500)	1,700	3,000	(2,300)	5,300
Total costs and expenses	15,620	33,684	(18,064)	36,949	66,130	(29,181)
Loss from operations	(12,854)	(31,815)	18,961	(31,786)	(61,733)	29,947

Other income, net	1,868	2,246	(378)	3,859	4,004	(145)
Net loss	$(10,986)	$(29,569)	$18,583	$(27,927)	$(57,729)	$29,802

Revenue

Contract research

Contract research revenue was $0.6 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed and a lower average billing rate.

Contract research revenue was $1.3 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed and a lower average billing rate.

Licensing

Licensing revenue was $2.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in royalties under the Lilly license agreement during the three months ended June 30, 2024 offset by a decrease of royalties under the EPI Health agreement between periods.

Licensing revenue was $3.9 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by an increase in royalties under the Lilly license agreement during the six months ended June 30, 2024, offset by the achievement of a commercial milestone under the Lilly license agreement during the six months ended June 30, 2023 and a decrease of royalties under the EPI Health agreement between periods.

Costs and Expenses

Cost of Revenue

Cost of revenue was $0.6 million and $1.0 million for the three months ended June 30, 2024 and 2023, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue.  Cost of revenue included a decrease in expense due to lower variable costs resulting from a decrease in hours billed.

Cost of revenue was $1.4 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue. Cost of revenue decreased in the six months ended June 30, 2024 compared to the corresponding prior year period due to lower variable costs resulting from a decrease in hours billed, which was offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Zunsemetinib	$2,490	$8,611	$(6,121)	$4,514	$15,450	$(10,936)
Lepzacitinib	296	2,169	(1,873)	1,368	5,292	(3,924)
ATI-2138	753	3,406	(2,653)	815	6,631	(5,816)
Discovery	1,605	1,601	4	3,145	2,982	163
Other research and development	189	1,406	(1,217)	662	1,904	(1,242)
Personnel	2,329	4,588	(2,259)	7,032	9,507	(2,475)
Stock-based compensation	1,097	3,494	(2,397)	1,068	6,096	(5,028)
Total research and development expenses	$8,759	$25,275	$(16,516)	$18,604	$47,862	$(29,258)

Zunsemetinib

The decrease in expenses for zunsemetinib during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to a decrease in costs associated with clinical development activities for a Phase 2a trial in subjects with hidradenitis suppurativa, which was initiated in December 2021 and was completed in early March 2023, a Phase 2b trial in subjects with rheumatoid arthritis, which was initiated in December 2021 and was completed in November 2023, and a Phase 2b trial in subjects with psoriatic arthritis, which was initiated in June 2022 and was discontinued in December 2023. Drug candidate manufacturing costs also decreased accordingly.

Lepzacitinib

The decrease in expenses for lepzacitinib during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to lower costs associated with preclinical development activities and costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis, which was initiated in May 2022 and was completed in January 2024.

ATI-2138

The decrease in expenses for ATI-2138 during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to a decrease in clinical development expenses associated with a Phase 1 MAD trial which was completed in September 2023, as well as a decrease in preclinical development activities. This decrease was partially offset by clinical development expenses associated with the initiation of Phase 2a study activities in May 2024.

Personnel and stock-based compensation

The decrease in personnel and stock-based compensation expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to lower headcount and higher forfeiture credits, partially offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Personnel	$1,297	$1,893	$(596)	$3,852	$3,873	$(21)
Professional and legal fees	774	1,444	(670)	2,027	3,165	(1,138)
Facility and support services	563	857	(294)	1,196	1,475	(279)
Other general and administrative	535	547	(12)	1,072	1,113	(41)
Stock-based compensation	1,583	2,555	(972)	3,449	6,460	(3,011)
Bad debt	—	1,021	(1,021)	—	1,021	(1,021)
Total general and administrative expenses	$4,752	$8,317	$(3,565)	$11,596	$17,107	$(5,511)

Personnel and stock-based compensation

The decrease in personnel and stock-based compensation expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to lower headcount and higher forfeiture credits, partially offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The decrease was primarily driven by a decrease in patent, legal and accounting related expenses, which were partially offset by an increase in other professional fees.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily as a result of a decrease in rent expense and information technology expenses.

Bad Debt

Bad debt expenses were related to our determination that amounts due to us as of June 30, 2023 pursuant to the asset purchase agreement with EPI Health are uncertain as a result of the bankruptcy filing by EPI Health in July 2023. There was no bad debt expense during the three and six months ended June 30, 2024.

Licensing

The increase in licensing expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to an increase in royalties earned under the Lilly license agreement.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss during the three months ended June 30, 2024 was primarily due to the passage of time, compared to the revaluation of contingent consideration gain during the three months ended June 30, 2023 which was primarily due to a change in discount rates, including risk-free rates and credit spreads, on potential future payments.  The gain during the three months ended June 30, 2023 was partially offset by adjustments to other assumptions for certain clinical programs and an increase in the probability of success of zunsemetinib in psoriatic arthritis.

The revaluation of contingent consideration loss during the six months ended June 30, 2024 was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates, compared to the revaluation of contingent consideration gain during the six months ended June 30, 2023 which was primarily due to changes in discount rates, including risk-free rates and credit spreads, on potential future payments.  The gain during the six months ended June 30, 2023 was partially offset by adjustments to other assumptions for certain clinical programs, including the removal of estimated future sales levels of zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing this indication.

Other Income, net

Other income, net decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to lower interest income on investment portfolio balances.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $149.9 million. In July 2024, we sold to OMERS a portion of the future royalty payments and the remaining anniversary milestones associated with our existing license to Lilly for an upfront payment of $26.5 million and are eligible to receive up to an additional $5.0 million upon the achievement of certain sales milestones. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Cash Flows

Cash and cash equivalents were $22.8 million as of June 30, 2024 compared to $39.9 million as of December 31, 2023. We also had $127.1 million in short- and long-term marketable securities as of June 30, 2024 compared to $142.0 million as of December 31, 2023.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Cash and cash equivalents beginning balance	$39,878	$45,277
Net cash used in operating activities	(33,137)	(47,007)
Net cash provided by investing activities	16,159	6,136
Net cash (used in) provided by financing activities	(66)	26,744
Cash and cash equivalents ending balance	$22,834	$31,150

Operating Activities

Cash flow related to operating activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Net loss	$(27,927)	$(57,729)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	8,477	11,444
Change in accounts payable and accrued expenses	(15,977)	830
Change in accounts receivable	(27)	53
Change in prepaid expenses and other assets	2,317	(1,605)
Net cash used in operating activities	$(33,137)	$(47,007)

Net cash used in operating activities decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily as a result of lower net losses after adjusting for non-cash items. This change was partially offset by an increase in cash used for accounts payable and accrued expenses, which was due to the timing of payments to vendors as well as third parties in connection with amounts earned under licensing agreements.

Investing Activities

Cash flow related to investing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Purchases of property and equipment	$(121)	$(784)
Purchases of marketable securities	(35,218)	(118,513)
Proceeds from sales and maturities of marketable securities	51,498	125,433
Net cash provided by investing activities	$16,159	$6,136

The increase in net cash provided by investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 resulted primarily from lower purchases of marketable securities during the six months ended June 30, 2024, partially offset by lower sales and maturities of marketable securities during the six months ended June 30, 2024.

Financing Activities

Cash flow related to financing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2024	2023
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	$—	$26,714
Payments of employee withholding taxes related to restricted stock unit award vesting	(66)	—
Proceeds from exercise of employee stock options and the issuance of stock	—	30
Net cash (used in) provided by financing activities	$(66)	$26,744

Net cash used in financing activities for the six months ended June 30, 2024 was $0.1 million compared to net cash provided by financing activities during the six months ended June 30, 2023 of $26.7 million. The change was primarily due to proceeds in the six months ended June 30, 2023 from sales under our at-the-market sales agreement.

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

Our aggregate remaining lease payment obligation for these two spaces was $3.6 million as of June 30, 2024.

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

As of June 30, 2024, the balance of our contingent consideration liability was $9.2 million.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation in the United States in recent months has remained higher than in previous years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer, and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1*˄	Royalty Purchase Agreement, effective as of July 16, 2024, by and between the Registrant and OCM IP Healthcare Portfolio LP.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

˄

Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential. The Company hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of the exhibit. Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACLARIS THERAPEUTICS, INC.

Date: August 7, 2024	By:	/s/ Neal Walker
Neal Walker
Interim President and Chief Executive Officer
(On behalf of the Registrant)

Date: August 7, 2024	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)