Form 10-Q
period 2024-09-30
Aclaris Therapeutics, Inc.
filed 2024-11-06
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on October 31, 2024 was 71,430,942.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$47,651	$39,878
Short-term marketable securities	80,071	79,228
Accounts receivable, net	343	298
Prepaid expenses and other current assets	4,265	9,452
Total current assets	132,330	128,856
Marketable securities	45,714	62,771
Property and equipment, net	1,133	1,620
Other assets	3,217	4,158
Total assets	$182,394	$197,405
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,662	$8,878
Accrued expenses	4,722	19,446
Deferred income	3,765	—
Other current liabilities	2,667	2,628
Total current liabilities	18,816	30,952
Other liabilities	2,245	3,074
Deferred income, net of current portion	21,182	—
Contingent consideration	10,000	6,200
Total liabilities	52,243	40,226
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 71,417,513 and 70,894,889 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid‑in capital	936,032	928,080
Accumulated other comprehensive income (loss)	427	(106)
Accumulated deficit	(806,309)	(770,796)
Total stockholders’ equity	130,151	157,179
Total liabilities and stockholders’ equity	$182,394	$197,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Contract research	$645	$705	$1,926	$2,469
Licensing	3,701	8,577	7,583	11,210
Total revenue	4,346	9,282	9,509	13,679

Costs and expenses:
Cost of revenue	654	848	2,087	2,698
Research and development	5,956	23,876	24,560	71,738
General and administrative	5,653	7,091	17,249	24,198
Licensing	1,754	7,344	4,070	8,955
Revaluation of contingent consideration	800	1,700	3,800	(600)
Total costs and expenses	14,817	40,859	51,766	106,989
Loss from operations	(10,471)	(31,577)	(42,257)	(93,310)

Other income:
Interest income	1,991	2,316	5,850	6,320
Non-cash royalty income	894	—	894	—
Total other income	2,885	2,316	6,744	6,320
Net loss	$(7,586)	$(29,261)	$(35,513)	$(86,990)

Net loss per share, basic and diluted	$(0.11)	$(0.41)	$(0.50)	$(1.25)
Weighted average common shares outstanding, basic and diluted	71,381,731	70,807,934	71,249,813	69,452,495

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax of $0	$890	$(18)	$533	$(232)
Total other comprehensive gain (loss)	890	(18)	533	(232)
Comprehensive loss	$(6,696)	$(29,279)	$(34,980)	$(87,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with vesting of restricted stock units	353,128	—	(55)	—	—	(55)
Unrealized loss on marketable securities	—	—	—	(258)	—	(258)
Stock-based compensation expense	—	—	2,089	—	—	2,089
Net loss	—	—	—	—	(16,941)	(16,941)
Balance at March 31, 2024	71,248,017	$1	$930,114	$(364)	$(787,737)	$142,014
Issuance of common stock in connection with vesting of restricted stock units	84,808	—	(10)	—	—	(10)
Unrealized loss on marketable securities	—	—	—	(99)	—	(99)
Stock-based compensation expense	—	—	2,903	—	—	2,903
Net loss	—	—	—	—	(10,986)	(10,986)
Balance at June 30, 2024	71,332,825	$1	$933,007	$(463)	$(798,723)	$133,822
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	84,688	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	890	—	890
Stock-based compensation expense	—	—	3,004	—	—	3,004
Net loss	—	—	—	—	(7,586)	(7,586)
Balance at September 30, 2024	71,417,513	$1	$936,032	$427	$(806,309)	$130,151

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	66,688,647	$1	$880,832	$(897)	$(682,315)	$197,621
Issuance of common stock in connection with vesting of restricted stock units	517,378	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	543	—	543
Stock-based compensation expense	—	—	6,806	—	—	6,806
Net loss	—	—	—	—	(28,160)	(28,160)
Balance at March 31, 2023	67,206,025	$1	$887,638	$(354)	$(710,475)	$176,810
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	163,677	—	30	—	—	30
Issuance of common stock under at-the-market sales agreement, net of offering costs of $826	3,400,000	—	26,714	—	—	26,714
Unrealized loss on marketable securities	—	—	—	(757)	—	(757)
Stock-based compensation expense	—	—	6,522	—	—	6,522
Net loss	—	—	—	—	(29,569)	(29,569)
Balance at June 30, 2023	70,769,702	$1	$920,904	$(1,111)	$(740,044)	$179,750
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	49,252	—	(86)	—	—	(86)
Unrealized loss on marketable securities	—	—	—	(18)	—	(18)
Stock-based compensation expense	—	—	5,948	—	—	5,948
Net loss	—	—	—	—	(29,261)	(29,261)
Balance at September 30, 2023	70,818,954	$1	$926,766	$(1,129)	$(769,305)	$156,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,513)	$(86,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	635
Stock-based compensation expense	7,996	19,276
Revaluation of contingent consideration	3,800	(600)
Changes in operating assets and liabilities:
Accounts receivable	(45)	138
Prepaid expenses and other assets	3,744	(9,293)
Accounts payable	(1,216)	(1,079)
Accrued expenses and other liabilities	(15,514)	6,349
Deferred income	24,947	—
Net cash used in operating activities	(11,137)	(71,564)
Cash flows from investing activities:
Purchases of property and equipment, net	(121)	(868)
Purchases of marketable securities	(49,555)	(135,675)
Proceeds from sales and maturities of marketable securities	68,630	175,213
Net cash provided by investing activities	18,954	38,670
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	—	26,714
Payments of employee withholding taxes related to restricted stock unit award vesting	(76)	(102)
Proceeds from exercise of employee stock options and the issuance of stock	32	45
Net cash (used in) provided by financing activities	(44)	26,657
Net increase (decrease) in cash and cash equivalents	7,773	(6,237)
Cash and cash equivalents at beginning of period	39,878	45,277
Cash and cash equivalents at end of period	$47,651	$39,040

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$—	$376

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $173.4 million and an accumulated deficit of $806.3 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s drug candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its drug candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its drug candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions and inflationary pressures. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its drug candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, its changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023.  The condensed consolidated balance sheet data as of December 31, 2023 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. There have been no changes to the Company’s existing significant accounting policies from those disclosed in the annual report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at September 30, 2024. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 6.6% and 7.9% depending on the year of each potential payment.

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

Deferred Income Related to the Sale of Future Royalties

The Company amortizes its deferred income liability related to the sale of future OLUMIANT® (baricitinib) royalties under the units-of-revenue method by computing a ratio of the proceeds received to the total expected payments over the term of the royalty purchase agreement and then applying that ratio to the period’s estimated cash payment (see Note 11). The amortization is based on the Company’s current estimate of future royalty payments.

Discontinued Operations

As of September 30, 2024 and December 31, 2023, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$45,450	$—	$—	$45,450
Marketable securities	—	125,785	—	125,785
Total assets	$45,450	$125,785	$—	$171,235

Liabilities:
Contingent consideration	$—	$—	$10,000	$10,000
Total liabilities	$—	$—	$10,000	$10,000

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$32,177	$—	$—	$32,177
Marketable securities	—	141,999	—	141,999
Total assets	$32,177	$141,999	$—	$174,176

Liabilities:
Contingent consideration	$—	$—	$6,200	$6,200
Total liabilities	$—	$—	$6,200	$6,200

As of September 30, 2024 and December 31, 2023, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of September 30, 2024 consisted of corporate debt, asset-backed debt, foreign government agency debt, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2023 consisted of commercial paper and corporate debt, asset-backed debt, foreign government agency debt, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third party pricing service based on available trade, bid and other observable market data for identical securities. During the three and nine months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3.

The overall $3.8 million increase in the fair value of the contingent consideration liability during the nine months ended September 30, 2024 was primarily due to changes in estimated sales levels, changes to the probability of success for certain drug candidates, and the passage of time.

As of September 30, 2024 and December 31, 2023, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	September 30, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$73,258	$414	$(36)	$73,636
Asset-backed debt securities	4,981	—	(3)	4,978
Foreign government agency debt securities	4,872	32	—	4,904
U.S. government and government agency debt securities(2)	42,246	63	(42)	42,267
Total marketable securities	$125,357	$509	$(81)	$125,785
(1) Included in Corporate debt securities is $40.5 million with maturity dates between one and two years.
(2) Included in U.S. government and government agency debt securities is $5.1 million with maturity dates between one and two years.

	December 31, 2023
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$52,362	$65	$(142)	$52,285
Commercial paper	12,345	2	(1)	12,346
Asset-backed debt securities(2)	10,953	42	(30)	10,965
Foreign government agency debt securities(3)	4,698	43	—	4,741
U.S. government and government agency debt securities(4)	61,750	8	(96)	61,662
Total marketable securities	$142,108	$160	$(269)	$141,999
(1) Included in Corporate debt securities is $28.0 million with maturity dates between one and two years.
(2) Included in Asset-backed debt securities is $6.2 million with maturity dates between one and three years.
(3) Included in Foreign government agency debt securities is $4.7 million with a maturity date between one and two years.
(4) Included in U.S. government and government agency debt securities is $23.9 million with maturity dates between one and two years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Computer equipment	$1,198	$1,253
Lab equipment	3,137	3,154
Furniture and fixtures	661	558
Leasehold improvements	817	817
Property and equipment, gross	5,813	5,782
Accumulated depreciation	(4,680)	(4,162)
Property and equipment, net	$1,133	$1,620

Depreciation expense was $0.2 million for each of the three months ended September 30, 2024 and 2023, and $0.6 million for each of the nine months ended September 30, 2024 and 2023.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Employee compensation expenses	$2,603	$3,910
Research and development expenses	124	6,661
Licensing expenses	1,084	5,478
Restructuring expenses (Note 13)	502	3,112
Other expenses	409	285
Total accrued expenses	$4,722	$19,446

6. Stockholders’ Equity

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of September 30, 2024 or December 31, 2023.

Common Stock

As of September 30, 2024 and December 31, 2023, the Company’s Charter authorized the Company to issue 200,000,000 shares of $0.00001 par value common stock. There were 71,417,513 and 70,894,889 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through September 30, 2024.

Sales of Common Stock Pursuant to At-The-Market Facility

In April 2023, the Company sold 3.4 million shares of its common stock for aggregate gross proceeds of $27.5 million, pursuant to a sales agreement with SVB Securities LLC and Cantor Fitzgerald & Co., as sales agents, dated February 23, 2023. The Company paid selling commissions of $0.8 million in connection with the sale.

7. Stock-Based Awards

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance stock awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan will automatically increase on January 1 of each year ending on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash, or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of January 1, 2024, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 2,835,795 shares. As of September 30, 2024, 4,440,792 shares remained available for grant under the 2015 Plan. The Company had 5,778,988 stock options and 3,071,776 RSUs outstanding as of September 30, 2024 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 329,000 stock options outstanding as of September 30, 2024 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Plan and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 337,244 stock options outstanding as of September 30, 2024 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,
	2024	2023
Risk-free interest rate	3.85%	3.53%
Expected term (in years)	6.0	6.2
Expected volatility	81.95%	77.73%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	6,419,455	$15.94	7.1	$14
Granted	1,982,700	1.19
Exercised	(43,548)	0.72		19
Forfeited and cancelled	(1,913,375)	14.82
Outstanding as of September 30, 2024	6,445,232	$11.85	6.9	$13
Options vested and expected to vest as of September 30, 2024	6,445,232	$11.85	6.9	$13
Options exercisable as of September 30, 2024	3,512,137	$15.40	5.4	$3

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2024 was $0.86 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2023	1,521,940	$15.72
Granted	2,648,642	1.20
Vested	(542,846)	12.43	$647
Forfeited and cancelled	(555,960)	12.54
Outstanding as of September 30, 2024	3,071,776	$4.37

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Cost of revenue	$232	$347	$707	$1,119
Research and development	1,124	3,072	2,192	9,168
General and administrative	1,648	2,529	5,097	8,989
Total stock-based compensation expense	$3,004	$5,948	$7,996	$19,276

As of September 30, 2024, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $11.5 million and $9.3 million, respectively, which is expected to be recognized over weighted average periods of 2.1 years and 1.9 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for share and per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(7,586)	$(29,261)	$(35,513)	$(86,990)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	71,381,731	70,807,934	71,249,813	69,452,495
Net loss per share, basic and diluted	$(0.11)	$(0.41)	$(0.50)	$(1.25)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2024 and 2023. All share amounts presented in the table below represent the total number outstanding as of September 30, 2024 and 2023.

	September 30,
	2024	2023
Options to purchase common stock	6,445,232	7,122,455
Restricted stock unit awards	3,071,776	1,707,190
Total potential shares of common stock	9,517,008	8,829,645

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

In February 2019, the Company entered into a sublease agreement for 20,433 square feet of office and laboratory space in St. Louis, Missouri. The lease commenced in June 2019 and has a term that runs through May 2029. In January 2023, the Company amended the sublease agreement to add an additional 6,261 square feet of office and laboratory space effective February 2023. The Company exercised its option to terminate the leasing of the additional space effective as of June 30, 2024.

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Operating Leases:
Gross cost	$4,530	$5,094
Accumulated amortization	(1,556)	(1,235)
Other assets	$2,974	$3,859

Current portion of lease liabilities	$465	$426
Other liabilities	2,245	3,074
Total operating lease liabilities	$2,710	$3,500

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Upon execution of the agreement, the Company received an upfront payment of $15.0 million from Sun Pharma, a portion of which was payable to third parties. We recognized $3.0 million of licensing revenue during each of the three and nine months ended September 30, 2024.

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

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid the Company an upfront payment, and regulatory and certain commercial milestone payments, and agreed to pay the Company anniversary payments and other commercial milestone payments upon the achievement of specified milestones as set forth in the agreement, and a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. In July 2024, the Company entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary milestones associated with the license to Lilly (see Note 11).

The Company recognized $0.7 million and $8.3 million of licensing revenue during the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $10.7 million during the nine months ended September 30, 2024 and 2023, respectively. The Company recognized $0.9 million of non-cash royalty income during each of the three and nine months ended September 30, 2024.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded the Company’s asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved.

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

As of September 30, 2024 and December 31, 2023, the balance of the Company’s contingent consideration liability was $10.0 million and $6.2 million, respectively (see Note 3).

11. Sale of Future Royalties

In July 2024, the Company entered into a royalty purchase agreement with OMERS. Under the royalty purchase agreement, the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary milestones associated with the Company’s existing license to Lilly relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata.

Under the terms of the royalty purchase agreement, the Company received an upfront payment of $26.5 million and is eligible to receive up to an additional $5.0 million based on the achievement of certain sales milestones for OLUMIANT in 2024. In exchange for these payments, OMERS acquired a portion of the royalty payable by Lilly to the Company for worldwide net sales of OLUMIANT for the treatment of alopecia areata from April 1, 2024 through the remainder of the royalty term under the Company’s license agreement with Lilly, and 100% of the remaining anniversary milestone payments payable by Lilly to the Company under the license agreement.

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognizes non-cash royalty income under the “units-of-revenue” method in the condensed consolidated statements of operations and comprehensive loss. The Company initially recorded $0.7 million as a receivable for royalties earned in the second quarter of 2024 and recorded $25.8 million as deferred income related to the sale of future royalties. For each of the three and nine months ended September 30, 2024, the Company recognized $0.9 million of non-cash royalty income. As of September 30, 2024, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $3.8 million and $21.2 million, respectively.

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2024 and 2023. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

During the three and nine months ended September 30, 2024, the Company recognized severance expense of $26 thousand and $2.6 million, respectively. During the nine months ended September 30, 2024, the Company made cash severance payments of $5.2 million to impacted employees.

14. Segment Information

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

The Company’s results of operations by segment for the three and nine months ended September 30, 2024 and 2023 are summarized in the tables below:

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2024	Therapeutics	Research	and Other	Company
Revenue from external customers	$3,701	$645	$—	$4,346
Intercompany revenue	—	3,035	(3,035)	—
Cost of revenue	—	3,485	(2,831)	654
Research and development	6,129	—	(205)	5,924
General and administrative	—	905	4,748	5,653
Licensing	1,754	—	—	1,754
Revaluation of contingent consideration	800	—	—	800
Restructuring expense	32	—	—	32
Loss from operations	$(5,014)	$(710)	$(4,747)	$(10,471)

(In thousands)		Contract	Corporate	Total
Three Months Ended September 30, 2023	Therapeutics	Research	and Other	Company
Revenue from external customers	$8,577	$705	$—	$9,282
Intercompany revenue	—	4,112	(4,112)	—
Cost of revenue	—	4,726	(3,878)	848
Research and development	24,110	—	(234)	23,876
General and administrative	—	1,174	5,917	7,091
Licensing	7,344	—	—	7,344
Revaluation of contingent consideration	1,700	—	—	1,700
Loss from operations	$(24,577)	$(1,083)	$(5,917)	$(31,577)

(In thousands)		Contract	Corporate	Total
Nine Months Ended September 30, 2024	Therapeutics	Research	and Other	Company
Revenue from external customers	$7,583	$1,926	$—	$9,509
Intercompany revenue	—	10,122	(10,122)	—
Cost of revenue	—	11,346	(9,476)	1,870
Research and development	23,555	—	(645)	22,910
General and administrative	—	3,033	13,184	16,217
Licensing	4,070	—	—	4,070
Revaluation of contingent consideration	3,800	—	—	3,800
Restructuring expense	1,650	217	1,032	2,899
Loss from operations	$(25,492)	$(2,548)	$(14,217)	$(42,257)

(In thousands)		Contract	Corporate	Total
Nine Months Ended September 30, 2023	Therapeutics	Research	and Other	Company
Revenue from external customers	$11,210	$2,469	$—	$13,679
Intercompany revenue	—	12,122	(12,122)	—
Cost of revenue	—	14,068	(11,370)	2,698
Research and development	72,490	—	(752)	71,738
General and administrative	—	3,490	20,708	24,198
Licensing	8,955	—	—	8,955
Revaluation of contingent consideration	(600)	—	—	(600)
Loss from operations	$(69,635)	$(2,967)	$(20,708)	$(93,310)

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

In September 2023, we announced positive results from our two-week Phase 1 placebo-controlled, randomized, multiple ascending dose, or MAD, trial of ATI-2138 (ATI-2138-PKPD-102). ATI-2138-PKPD-102 was designed to investigate the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics of ATI-2138 in healthy volunteers. The trial enrolled 60 healthy volunteers across 6 dosing cohorts ranging from 10 to 80 mg of total daily doses, with eight volunteers receiving ATI-2138 and two volunteers receiving placebo in each arm. Data from the trial demonstrated that ATI-2138 was generally well tolerated at all doses tested and had dose proportional PK. Additionally, ATI-2138 demonstrated a dose-dependent inhibition of both ITK and JAK3 exploratory pharmacodynamic biomarkers, with near maximal inhibition achieved at the 30 mg total daily dose. No serious adverse events were reported.

In September 2024, we announced that we dosed the first patient in our Phase 2a open-label trial to investigate the safety, tolerability, PK, efficacy, and pharmacodynamics of ATI-2138 administered over 12 weeks in approximately 15 patients in the United States with moderate to severe atopic dermatitis. The primary endpoints are safety related parameters. Secondary endpoints include Eczema Area and Severity Index, or EASI, response (EASI-50, EASI-74, EASI-

90), Validated Investigator Global Assessment (vIGA) response, body surface area (BSA) response and other pertinent efficacy related measures. We expect to announce top-line data in the first half of 2025.

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

In January 2024, we announced positive top-line results from our Phase 2b multicenter, randomized, double-blind, vehicle-controlled, parallel-group trial of lepzacitinib in patients with mild to severe atopic dermatitis (ATI-1777-AD-202). ATI-1777-AD-202 was designed to evaluate the efficacy, safety, tolerability and PK of multiple concentrations (0.5%, 1% and 2%) of twice daily, or BID, treatment with lepzacitinib and a single concentration (2%) of once daily, or QD, treatment with lepzacitinib. The trial randomized 250 patients with mild, moderate or severe atopic dermatitis, including adults and children as young as 12 years old, across 30 clinical trial sites in the United States. The trial met the primary efficacy endpoint, the percent change from baseline in the EASI score at week 4, with statistical significance for patients treated with lepzacitinib 2% BID compared to patients treated with vehicle (69.7% versus 58.7% in the pooled vehicle group, p=0.035). In addition, a PK analysis showed minimal levels of exposure to lepzacitinib. The mean steady state trough drug levels at week 4 were 0.319 ng/mL, representing 0.7% of IC50 for JAK 1/3 inhibition in whole blood. In total, 97% of lepzacitinib plasma samples from dosed patients had concentrations below 1/10th of the IC50, and six samples (from five lepzacitinib treated patients) of 570 samples analyzed had concentrations above 1/4 of the IC50. No meaningful safety findings were observed and lepzacitinib was well tolerated.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $35.5 million for the nine months ended September 30, 2024 and $88.5 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $806.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our drug candidates from discovery through preclinical and clinical development.  In addition, our drug candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our drug candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including inflationary pressure and geopolitical conflicts, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Acquisition and License Agreements

Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP

In July 2024, we entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System, or OMERS. Under the royalty purchase agreement, we sold to OMERS a portion of the future royalty payments and the remaining anniversary milestones associated with our existing license to Eli Lilly and Company, or Lilly, relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata (see “—License Agreement with Eli Lilly and Company”). Under the terms of the royalty purchase agreement, we received an upfront payment of $26.5 million and are eligible to receive up to an additional $5.0 million based on the achievement of certain sales milestones for OLUMIANT in 2024. In exchange, OMERS acquired a portion of the royalty payable by Lilly to us for worldwide net sales of OLUMIANT for the treatment of alopecia areata from April 1, 2024 through the remainder of the royalty term under our license agreement with Lilly, and 100% of the remaining anniversary milestone payments payable by Lilly to us under the license agreement. The royalty payments and milestones we sold to OMERS represent our entire financial interest in the Lilly license agreement after taking into account our other contractual third-party obligations.

We recognized $0.9 million of non-cash royalty income during each of the three and nine months ended

September 30, 2024.

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

Upon execution of the agreement, we received an upfront payment of $15.0 million from Sun Pharma, a portion of which was payable to third parties. We recognized $3.0 million of licensing revenue during each of the three and nine months ended September 30, 2024.

License Agreement with Pediatrix Therapeutics, Inc.

In November 2022, we entered into a license agreement with Pediatrix Therapeutics, Inc., or Pediatrix, under which we granted Pediatrix the exclusive rights to develop, manufacture and commercialize lepzacitinib in Greater China. Pediatrix has paid us an upfront payment, and has agreed to pay us development, regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of lepzacitinib by Pediatrix in Greater China. A portion of the consideration received from Pediatrix is payable to the former Confluence equity holders as described below under the caption “Agreement and Plan of Merger with Confluence.”

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

We recognized $0.7 million and $8.3 million of licensing revenue during the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $10.7 million during the nine months ended September 30, 2024 and 2023, respectively.

Asset Purchase Agreement with EPI Health

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1%, or RHOFADE, to EPI Health, LLC, or EPI Health, pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved.

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

Restructuring

In December 2023, our Board of Directors approved a reduction of our workforce by approximately 46%, which was substantially completed as of June 30, 2024. This action was taken in order to streamline operations, reduce costs and preserve capital. As a result, we terminated certain employees, or terminated employees, and gave notice to additional employees, or noticed employees, who were asked to provide transition services through termination dates ranging between one to thirteen months from the date notice was given. The terminated employees were entitled to receive cash severance payments and other benefits. The noticed employees are entitled to receive cash severance payments and other benefits, which are contingent upon providing additional services to us.

During the three and nine months ended September 30, 2024, we recognized severance expense of $26 thousand and $2.6 million, respectively. During the nine months ended September 30, 2024, we made cash severance payments of $5.2 million to impacted employees.

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

Other Income

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Non-cash Royalty Income

In July 2024, we entered into the royalty purchase agreement with OMERS pursuant to which we sold a portion of our royalties due to us under the license agreement with Lilly and received upfront proceeds of $26.5 million.

We evaluated the royalty purchase agreement under Accounting Standards Codification (ASC) 470 – Debt and concluded that the upfront payment should be accounted for as deferred income as the criteria for debt classification were not met. We apply the “units-of-revenue” method of recognizing income in the condensed consolidated statements of operations and comprehensive loss and such amounts are included in non-cash royalty income. For each of the three and nine months ended September 30, 2024, we recorded $0.9 million of non-cash royalty income.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at September 30, 2024. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 6.6% and 7.9% depending on the year of each potential payment.

During the nine months ended September 30, 2024, we recorded a charge to the contingent consideration liability of $3.8 million, which was primarily due to changes in estimated sales levels, changes to the probability of success for certain drug candidates, and the passage of time.

During the nine months ended September 30, 2023, we removed estimated sales from zunsemetinib for moderate to severe hidradenitis suppurativa following our decision to cease pursuing that indication. As a result of this, as well as due to higher discount rates resulting from higher risk-free rates and changes in credit spreads being applied to potential payments relative to prior periods, we recorded an overall decrease in contingent consideration of $0.6 million. This decrease was partially offset by an increase in the probability of success, as well as the passage of time.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Revenues:
Contract research	$645	$705	$(60)	$1,926	$2,469	$(543)
Licensing	3,701	8,577	(4,876)	7,583	11,210	(3,627)
Total revenue	4,346	9,282	(4,936)	9,509	13,679	(4,170)

Costs and expenses:
Cost of revenue	654	848	(194)	2,087	2,698	(611)
Research and development	5,956	23,876	(17,920)	24,560	71,738	(47,178)
General and administrative	5,653	7,091	(1,438)	17,249	24,198	(6,949)
Licensing	1,754	7,344	(5,590)	4,070	8,955	(4,885)
Revaluation of contingent consideration	800	1,700	(900)	3,800	(600)	4,400
Total costs and expenses	14,817	40,859	(26,042)	51,766	106,989	(55,223)
Loss from operations	(10,471)	(31,577)	21,106	(42,257)	(93,310)	51,053

Other income:
Interest income	1,991	2,316	(325)	5,850	6,320	(470)
Non-cash royalty income	894	—	894	894	—	894
Total other income	2,885	2,316	569	6,744	6,320	424
Net loss	$(7,586)	$(29,261)	$21,675	$(35,513)	$(86,990)	$51,477

Revenue

Contract research

Contract research revenue was $0.6 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and was comprised of fees earned from the provision of laboratory services.

Contract research revenue was $1.9 million and $2.5 million for the nine months ended September 30, 2024 and 2023, respectively, and was comprised of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed and a lower average billing rate.

Licensing

Licensing revenue was $3.7 million and $8.6 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by the achievement of higher milestones under license agreements during the three months ended September 30, 2023 compared to the three months ended September 30, 2024. The royalty sale to OMERS in July 2024 also contributed to the decrease in licensing revenue.

Licensing revenue was $7.6 million and $11.2 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily driven by the achievement of higher milestones under license agreements during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. The royalty sale to OMERS in July 2024 also contributed to the decrease in licensing revenue.

Costs and Expenses

Cost of Revenue

Cost of revenue was $0.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue.

Cost of revenue was $2.1 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue. Cost of revenue decreased in the nine months ended September 30, 2024 compared to the corresponding prior year period due to lower variable costs resulting from a decrease in hours billed, which was offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

Research and Development

The following table summarizes our research and development expenses by drug candidate or, for unallocated expenses, by type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Zunsemetinib	$688	$6,921	$(6,233)	$5,202	$22,371	$(17,169)
Lepzacitinib	—	2,556	(2,556)	1,368	7,848	(6,480)
ATI-2138	745	3,220	(2,475)	1,560	9,851	(8,291)
Discovery	1,263	1,994	(731)	4,408	4,976	(568)
Other research and development	166	1,702	(1,536)	828	3,606	(2,778)
Personnel	1,970	4,411	(2,441)	9,002	13,918	(4,916)
Stock-based compensation	1,124	3,072	(1,948)	2,192	9,168	(6,976)
Total research and development expenses	$5,956	$23,876	$(17,920)	$24,560	$71,738	$(47,178)

Zunsemetinib

The decrease in expenses for zunsemetinib during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to a decrease in costs associated with clinical development activities for a Phase 2a trial in subjects with hidradenitis suppurativa, which was initiated in December 2021 and was completed in early March 2023, a Phase 2b trial in subjects with rheumatoid arthritis, which was initiated in December 2021 and was completed in November 2023, and a Phase 2b trial in subjects with psoriatic arthritis, which was initiated in June 2022 and was discontinued in December 2023. Drug candidate manufacturing costs also decreased accordingly.

Lepzacitinib

The decrease in expenses for lepzacitinib during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to lower costs associated with preclinical development activities and costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis, which was initiated in May 2022 and was completed in January 2024.

ATI-2138

The decrease in expenses for ATI-2138 during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to a decrease in clinical development expenses associated with a Phase 1 MAD trial which was completed in September 2023, as well as a decrease in preclinical development activities. This decrease was partially offset by clinical development expenses associated with a Phase 2a trial which initiated in August 2024.

Personnel and stock-based compensation

The decrease in personnel and stock-based compensation expenses during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to lower headcount and higher forfeiture credits, partially offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2024	2023	Change	2024	2023	Change
Personnel	$1,189	$1,893	$(704)	$5,041	$5,766	$(725)
Professional and legal fees	1,854	1,042	812	3,881	4,207	(326)
Facility and support services	480	738	(258)	1,676	2,213	(537)
Other general and administrative	482	596	(114)	1,554	1,709	(155)
Stock-based compensation	1,648	2,529	(881)	5,097	8,989	(3,892)
Bad debt	—	293	(293)	—	1,314	(1,314)
Total general and administrative expenses	$5,653	$7,091	$(1,438)	$17,249	$24,198	$(6,949)

Personnel and stock-based compensation

The decrease in personnel and stock-based compensation expenses during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to lower headcount and higher forfeiture credits, partially offset by an increase in termination benefits, as a result of our restructuring that was announced in December 2023.

Professional and legal fees

Professional and legal fees, including accounting, investor relations and corporate communication costs, increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to business development expenses incurred in connection with the royalty purchase agreement with OMERS. Professional and legal fees decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily driven by a decrease in accounting related expenses, which were partially offset by an increase in business development expenses.

Facility and support services

Facility and support services, including general office expenses, information technology costs and other expenses, decreased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily as a result of a decrease in rent expense and information technology expenses.

Bad Debt

Bad debt expenses were related to our determination that amounts due to us as of September 30, 2023 pursuant to the asset purchase agreement with EPI Health are uncertain as a result of the bankruptcy filing by EPI Health in July 2023. There was no bad debt expense during the three and nine months ended September 30, 2024.

Licensing

The decrease in licensing expenses during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily driven by the achievement of higher milestones under license agreements during the three months ended September 30, 2023 compared to the three months ended September 30, 2024.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 mainly due to adjustments to assumptions for certain clinical programs during the three months ended September 30, 2023.

The revaluation of contingent consideration loss during the nine months ended September 30, 2024 was primarily due to changes in estimated sales levels and changes to the probability of success for certain drug candidates, compared to the gain during the nine months ended September 30, 2023 which was primarily due to changes in discount rates, including risk-free rates and credit spreads, on potential future payments. The gain during the nine months ended September 30, 2023 was partially offset by adjustments to other assumptions for certain clinical programs.

Other Income

Interest Income

Interest income decreased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to lower interest income on investment portfolio balances.

Non-cash Royalty Income

Non-cash royalty income was $0.9 million for each of the three and nine months ended September 30, 2024.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $173.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, which is summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Cash Flows

Cash and cash equivalents were $47.7 million as of September 30, 2024 compared to $39.9 million as of December 31, 2023. We also had $125.7 million in short- and long-term marketable securities as of September 30, 2024 compared to $142.0 million as of December 31, 2023.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Cash and cash equivalents beginning balance	$39,878	$45,277
Net cash used in operating activities	(11,137)	(71,564)
Net cash provided by investing activities	18,954	38,670
Net cash (used in) provided by financing activities	(44)	26,657
Cash and cash equivalents ending balance	$47,651	$39,040

Operating Activities

Cash flow related to operating activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Net loss	$(35,513)	$(86,990)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	12,460	19,311
Change in accounts payable and accrued expenses	(16,730)	5,270
Change in deferred income	24,947	—
Change in accounts receivable	(45)	138
Change in prepaid expenses and other assets	3,744	(9,293)
Net cash used in operating activities	$(11,137)	$(71,564)

Net cash used in operating activities decreased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily as a result of lower net losses after adjusting for non-cash items, lower prepayments on vendor contracts and proceeds from the royalty sale to OMERS. This change was partially offset by an increase in cash used for accounts payable and accrued expenses, which was due to the timing of payments to vendors as well as third parties in connection with amounts earned under licensing agreements.

Investing Activities

Cash flow related to investing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Purchases of property and equipment	$(121)	$(868)
Purchases of marketable securities	(49,555)	(135,675)
Proceeds from sales and maturities of marketable securities	68,630	175,213
Net cash provided by investing activities	$18,954	$38,670

The decrease in net cash provided by investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 resulted primarily from lower sales and maturities of marketable securities during the nine months ended September 30, 2024, partially offset by lower purchases of marketable securities during the nine months ended September 30, 2024.

Financing Activities

Cash flow related to financing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	$—	$26,714
Payments of employee withholding taxes related to restricted stock unit award vesting	(76)	(102)
Proceeds from exercise of employee stock options and the issuance of stock	32	45
Net cash (used in) provided by financing activities	$(44)	$26,657

Net cash used in financing activities for the nine months ended September 30, 2024 was $44 thousand compared to net cash provided by financing activities during the nine months ended September 30, 2023 of $26.7 million. The change was primarily due to proceeds in the nine months ended September 30, 2023 from sales under our at-the-market sales agreement.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions. We will require additional capital to develop our drug candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our drug candidates, we may need to substantially curtail our planned operations.

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

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a lease agreement which has a term through February 2029. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through May 2029.

Our aggregate remaining lease payment obligation for these two spaces was $3.4 million as of September 30, 2024.

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

As of September 30, 2024, the balance of our contingent consideration liability was $10.0 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash equivalents and marketable securities consist of money market funds, asset-backed debt securities, corporate debt securities, foreign government agency debt securities, U.S. government debt securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. However, due to the short-term nature and low-risk profile of our investment portfolio, we do not expect that an immediate 10% change in market interest rates would have a material effect on the fair market value of our investment portfolio.  We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor. Although inflation in the United States in recent months has remained higher than in previous years, we do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1˄

Royalty Purchase Agreement, effective as of July 16, 2024, by and between the Registrant and OCM IP Healthcare Portfolio LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on August 7, 2024).

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

ACLARIS THERAPEUTICS, INC.

Date: November 6, 2024	By:	/s/ Neal Walker
Neal Walker
Interim President and Chief Executive Officer
(On behalf of the Registrant)

Date: November 6, 2024	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)