Form 10-Q
period 2025-03-31
Aclaris Therapeutics, Inc.
filed 2025-05-08
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on April 30, 2025 was 108,281,239.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$30,357	$24,570
Short-term marketable securities	74,957	89,024
Accounts receivable, net	250	318
Prepaid expenses and other current assets	3,226	12,039
Total current assets	108,790	125,951
Marketable securities	85,211	90,302
Property and equipment, net	942	1,008
Other assets	3,151	3,066
Total assets	$198,094	$220,327
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,354	$4,690
Accrued expenses	8,572	20,333
Deferred income	3,888	3,890
Other current liabilities	2,700	2,683
Total current liabilities	21,514	31,596
Other liabilities	4,308	4,439
Deferred income, net of current portion	19,206	20,038
Contingent consideration	9,000	8,700
Total liabilities	54,028	64,773
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 108,265,529 and 107,850,124 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid‑in capital	1,061,577	1,058,317
Accumulated other comprehensive income	434	97
Accumulated deficit	(917,946)	(902,861)
Total stockholders’ equity	144,066	155,554
Total liabilities and stockholders’ equity	$198,094	$220,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Contract research	$445	$657
Licensing	1,010	1,741
Total revenue	1,455	2,398

Costs and expenses:
Cost of revenue	506	809
Research and development	11,584	9,845
General and administrative	6,139	6,844
Licensing	1,010	1,031
Revaluation of contingent consideration	300	2,800
Total costs and expenses	19,539	21,329
Loss from operations	(18,084)	(18,931)

Other income:
Interest income	2,166	1,990
Non-cash royalty income	833	—
Total other income	2,999	1,990
Net loss	$(15,085)	$(16,941)

Net loss per share, basic and diluted	$(0.12)	$(0.24)
Weighted average common shares outstanding, basic and diluted	122,390,303	71,074,858

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax of $0	$337	$(258)
Total other comprehensive income (loss)	337	(258)
Comprehensive loss	$(14,748)	$(17,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2024	107,850,124	$1	$1,058,317	97	(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	415,405	—	(275)	—	—	(275)
Unrealized gain on marketable securities	—	—	—	337	—	337
Stock-based compensation expense	—	—	3,535	—	—	3,535
Net loss	—	—	—	—	(15,085)	(15,085)
Balance at March 31, 2025	108,265,529	$1	$1,061,577	$434	$(917,946)	$144,066

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with vesting of restricted stock units	353,128	—	(55)	—	—	(55)
Unrealized loss on marketable securities	—	—	—	(258)	—	(258)
Stock-based compensation expense	—	—	2,089	—	—	2,089
Net loss	—	—	—	—	(16,941)	(16,941)
Balance at March 31, 2024	71,248,017	$1	$930,114	$(364)	$(787,737)	$142,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,085)	$(16,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	243
Stock-based compensation expense	3,535	2,089
Revaluation of contingent consideration	300	2,800
Changes in operating assets and liabilities:
Accounts receivable	68	(75)
Prepaid expenses and other assets	8,208	2,044
Accounts payable	1,664	1,932
Accrued expenses and other liabilities	(11,042)	(12,907)
Deferred income	(833)	—
Net cash used in operating activities	(13,057)	(20,815)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(135)
Purchases of marketable securities	(9,996)	—
Proceeds from sales and maturities of marketable securities	29,991	16,968
Payment of deferred transaction consideration for in-licensed assets	(833)	—
Net cash provided by investing activities	19,119	16,833
Cash flows from financing activities:
Payments of employee withholding taxes related to restricted stock unit award vesting	(275)	(55)
Net cash used in financing activities	(275)	(55)
Net increase (decrease) in cash and cash equivalents	5,787	(4,037)
Cash and cash equivalents at beginning of period	24,570	39,878
Cash and cash equivalents at end of period	$30,357	$35,841

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $190.5 million and an accumulated deficit of $917.9 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, inflationary pressures and tariff policies. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its product candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (“Annual Report”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations and comprehensive loss for the three months ended March 31, 2025 and 2024, its changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024.  The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP. The condensed consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Based upon the nature and size of the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the condensed consolidated statement of operations and comprehensive loss.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, contingent consideration and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.  As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require an update to its estimates, assumptions and judgments or revision to the carrying value of its assets or liabilities. Actual results could differ from the Company’s estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report. There have been no changes to the Company’s existing significant accounting policies from those disclosed in the Annual Report.

Contingent Consideration

The Company records a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement is involved in determining the appropriateness of these assumptions. These assumptions are considered Level 3 inputs. Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions. The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the condensed consolidated statement of operations and comprehensive loss.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at March 31, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.3% and 8.8% depending on the year of each potential payment.

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

Discontinued Operations

As of March 31, 2025 and December 31, 2024, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s condensed consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$27,447	$—	$—	$27,447
Marketable securities	—	160,168	—	160,168
Total assets	$27,447	$160,168	$—	$187,615

Liabilities:
Contingent consideration	$—	$—	$9,000	$9,000
Total liabilities	$—	$—	$9,000	$9,000

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22,245	$—	$—	$22,245
Marketable securities	—	179,326	—	179,326
Total assets	$22,245	$179,326	$—	$201,571

Liabilities:
Contingent consideration	$—	$—	$8,700	$8,700
Total liabilities	$—	$—	$8,700	$8,700

As of March 31, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of March 31, 2025 and December 31, 2024 consisted of commercial paper and corporate debt, foreign government agency debt, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.

The overall $0.3 million increase in the fair value of the contingent consideration liability during the three months ended March 31, 2025 was primarily due to the passage of time.

As of March 31, 2025 and December 31, 2024, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	March 31, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$100,332	$298	$(56)	$100,574
Commercial paper	4,774	1	—	4,775
Foreign government agency debt securities	4,977	8	—	4,985
U.S. government and government agency debt securities(2)	49,651	188	(5)	49,834
Total marketable securities	$159,734	$495	$(61)	$160,168
(1)	Included in Corporate debt securities is $49.6 million with maturity dates between one and three years.
(2)	Included in U.S. government and government agency debt securities is $35.6 million with maturity dates between one and three years.

	December 31, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$105,154	$192	$(156)	$105,190
Commercial paper	4,720	—	(1)	4,719
Foreign government agency debt securities	4,911	16	—	4,927
U.S. government and government agency debt securities(2)	64,454	47	(11)	64,490
Total marketable securities	$179,239	$255	$(168)	$179,326

(1)	Included in Corporate debt securities is $59.8 million with maturity dates between one and three years.
(2)	Included in U.S. government and government agency debt securities is $30.5 million with maturity dates between one and three years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Computer equipment	$1,241	$1,198
Lab equipment	3,137	3,137
Furniture and fixtures	661	661
Leasehold improvements	817	817
Property and equipment, gross	5,856	5,813
Accumulated depreciation	(4,914)	(4,805)
Property and equipment, net	$942	$1,008

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Employee compensation expenses	$1,733	$4,979
Research and development expenses	2,276	2,173
Deferred transaction consideration	3,094	3,927
Licensing expenses	900	8,645
Restructuring expenses (Note 13)	—	163
Other expenses	569	446
Total accrued expenses	$8,572	$20,333

6. Stockholders’ Equity

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2025 or December 31, 2024.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s Charter authorized the Company to issue 200,000,000 shares of $0.00001 par value common stock. There were 108,265,529 and 107,850,124 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through March 31, 2025.

Warrants

In November 2024, the Company issued warrants to Biosion, Inc. (“Biosion”) and Chia Tai Tianqing Pharmaceutical Group, Co., Ltd. (“CTTQ”) to purchase, in the aggregate, 14,281,985 shares of the Company’s common stock (the “Warrants”). The Warrants have an initial exercise price of $0.00001 per share, subject to adjustment as provided in the Warrants. The Warrants are immediately exercisable, subject to any applicable overseas direct investment filing that may be required for the holders. The Warrants will terminate when exercised in full. The Company classified the Warrants within equity because they are indexed to the Company’s own stock. The Company assigned an estimated fair value of $44.8 million to the Warrants, which was based on the fair value of the Company’s common stock on the date of issuance less the nominal exercise price of $0.00001 per share.

7. Stock-Based Awards

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of March 31, 2025, 939,000 shares remained available for grant under the 2024 Inducement Plan. The Company had 825,000 stock options and 236,000 RSUs outstanding as of March 31, 2025 under the 2024 Inducement Plan.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Beginning at the time the 2015 Plan became effective, no further grants may be made under the Company’s 2012 Equity Compensation Plan, as amended and restated (the “2012 Plan”). The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance stock awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was 1,643,872 shares of common stock. The number of shares of common stock that may be issued under the 2015 Plan automatically increased on January 1 of each year which ended on January 1, 2025, in an amount equal to the lesser of (i) 4.0% of the shares of the Company’s common stock outstanding on December 31st of the preceding calendar year or (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, are otherwise terminated, settled in cash, or repurchased by the Company under the 2015 Plan and the 2012 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. On January 1, 2025, the number of shares of common stock that may be issued under the 2015 Plan was automatically increased by 4,314,004 shares. As of March 31, 2025, 4,010,941 shares remained available for grant under the 2015 Plan. The Company had 9,163,298 stock options and 3,174,857 RSUs outstanding as of March 31, 2025 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 343,500 stock options outstanding as of March 31, 2025 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Plan and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 218,404 stock options outstanding as of March 31, 2025 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.40%	3.81%
Expected term (in years)	6.3	6.0
Expected volatility	83.25%	81.81%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2024	6,721,967	$11.12	6.8	$2,968
Granted	3,858,735	2.40
Forfeited and cancelled	(30,500)	9.68
Outstanding as of March 31, 2025	10,550,202	$8.00	7.9	$742
Options vested and expected to vest as of March 31, 2025	10,550,202	$8.00	7.9	$742
Options exercisable as of March 31, 2025	4,405,247	$14.02	5.8	$372

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 was $1.78 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2025:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2024	2,276,151	$5.12
Granted	1,669,609	2.41
Vested	(525,753)	8.89	$1,230
Forfeited and cancelled	(9,150)	9.42
Outstanding as of March 31, 2025	3,410,857	$3.20

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations and comprehensive loss included the following:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cost of revenue	$219	$252
Research and development	1,185	(29)
General and administrative	2,131	1,866
Total stock-based compensation expense	$3,535	$2,089

As of March 31, 2025, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $14.9 million and $9.7 million, respectively, which is expected to be recognized over weighted average periods of 2.9 years and 2.5 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
(In thousands, except for share and per share data)	2025	2024
Numerator:
Net loss	$(15,085)	$(16,941)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	122,390,303	71,074,858
Net loss per share, basic and diluted	$(0.12)	$(0.24)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the three months ended March 31, 2025, the basic and diluted weighted-average shares outstanding included the Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2025 and 2024. All share amounts presented in the table below represent the total number outstanding as of March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Options to purchase common stock	10,550,202	6,966,980
Restricted stock units	3,410,857	3,139,539
Total potential shares of common stock	13,961,059	10,106,519

9. Leases

Operating Leases

Agreements for Office and Laboratory Space

In May 2023, the Company entered into a lease agreement pursuant to which it leases 11,564 square feet of office space for its headquarters in Wayne, Pennsylvania. The lease commenced in November 2023 and has a term that runs through February 2029.

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

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(In thousands)	2025	2024
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(1,823)	(1,688)
Other assets	$2,707	$2,842

Current portion of lease liabilities	$498	$481
Other liabilities	1,986	2,117
Total operating lease liabilities	$2,484	$2,598

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million for each of the three months ended March 31, 2025 and 2024.

10. Agreements Related to Intellectual Property

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

As partial consideration for the rights and licenses under the Biosion Agreement and CTTQ Agreement, the Company, agreed to, in the aggregate, (i) pay $30.0 million in upfront cash consideration, plus $4.5 million for the reimbursement of certain development costs, (ii) issue the Warrants, and (iii) pay $6.2 million for the reimbursement of certain development costs and drug product material as set forth in the Biosion Agreement.

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

License Agreement – Pediatrix Therapeutics, Inc.

In November 2022, the Company entered into a license agreement with Pediatrix Therapeutics, Inc. (“Pediatrix”), under which the Company granted Pediatrix the exclusive rights to develop, manufacture and commercialize lepzacitinib in Greater China. Pediatrix has paid the Company an upfront payment, and has agreed to pay the Company development, regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of lepzacitinib by Pediatrix in Greater China. A portion of the consideration received from Pediatrix is payable to the former Confluence equity holders as described below under the caption “—Agreement and Plan of Merger - Confluence.”

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid the Company upfront, anniversary, regulatory and commercial milestone payments. In addition, Lilly has agreed to pay the Company other commercial milestone payments upon the achievement of specified milestones and additional anniversary payments as set forth in the agreement, as well as a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. In July 2024, the Company entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary payments associated with the license to Lilly (see Note 11).

The Company recognized $1.0 million of licensing revenue during the three months ended March 31, 2025, all of which was payable to third parties. The Company recognized $1.7 million of licensing revenue during the three months ended March 31, 2024, a portion of which was payable to third parties.

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

As of March 31, 2025 and December 31, 2024, the balance of the Company’s contingent consideration liability was $9.0 million and $8.7 million, respectively (see Note 3).

11. Sale of Future Royalties

In July 2024, the Company entered into a royalty purchase agreement with OMERS. Under the royalty purchase agreement, the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary payments associated with the Company’s existing license to Lilly relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata.

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognizes non-cash royalty income under the “units-of-revenue” method in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025, the Company recognized $0.8 million of non-cash royalty income. As of March 31, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $19.2 million, respectively. As of December 31, 2024, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $20.0 million, respectively.

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2025 and 2024. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

13. Restructuring Charges

In December 2023, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 46%, which was completed as of December 31, 2024. During the three months ended March 31, 2025, the

Company made cash severance payments of $0.2 million to impacted employees. During the three months ended March 31, 2024, the Company recognized severance expense of $2.5 million and made cash severance payments of $3.0 million to impacted employees.

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

All intersegment revenue has been eliminated in the Company’s condensed consolidated statement of operations and comprehensive loss. All customers and revenue pertaining to the Company’s segments are based in the United States and all assets are held in the United States. The Company does not report asset information by segment because it is not regularly provided to the Company’s chief executive officer, who is the Company’s chief operating decision maker (“CODM”).

Since inception, the Company has incurred net losses and has an accumulated deficit of $917.9 million as of March 31, 2025. As such, the CODM uses segment loss from operations for each segment in assessing segment performance by comparing the results of each segment to forecast. All intercompany activity is eliminated in the intersegment elimination column in the tables below.

A reconciliation of operating loss to total consolidated loss before income taxes for the three months ended March 31, 2025 and 2024 is as follows:

(In thousands)		Contract	Intersegment
Three Months Ended March 31, 2025	Therapeutics	Research	Elimination	Total
Revenue from external customers	$1,010	$445	$—	$1,455
Intercompany revenue	—	3,435	(3,435)	—
Cost of revenue	—	3,717	(3,211)	506
Research and development:
Bosakitug	3,384	—	—	3,384
ATI-2138	1,808	—	—	1,808
ATI-052	619	—	—	619
Zunsemetinib	111	—	—	111
Discovery	1,346	—	—	1,346
Total Research and development project spend	7,268	—	—	7,268
Personnel	2,927	—	—	2,927
Other research and development expense(1)	1,613	—	—	1,613
Total research and development	11,808	—	(224)	11,584
General and administrative	—	900	—	900
Licensing	1,010	—	—	1,010
Revaluation of contingent consideration	300	—	—	300
Segment operating loss	$(12,108)	$(737)	$—	$(12,845)
Non-segment general and administrative				5,239
Other income				2,999
Loss before income taxes				$(15,085)
(1)	Other segment items for the Therapeutics segment consist primarily of the following research and development expenses: stock-based compensation, depreciation and amortization, and regulatory.

(In thousands)		Contract	Intersegment
Three Months Ended March 31, 2024	Therapeutics	Research	Elimination	Total
Revenue from external customers	$1,741	$657	$—	$2,398
Intercompany revenue	—	3,665	(3,665)	—
Cost of revenue	—	4,241	(3,432)	809
Research and development:
ATI-2138	63	—	—	63
Lepzacitinib	1,073	—	—	1,073
Zunsemetinib	2,023	—	—	2,023
Discovery	1,540	—	—	1,540
Total Research and development project spend	4,699	—	—	4,699
Personnel	4,702	—	—	4,702
Other research and development expense(1)	677	—	—	677
Total research and development	10,078	—	(233)	9,845
General and administrative	—	1,108	—	1,108
Licensing	1,031	—	—	1,031
Revaluation of contingent consideration	2,800	—	—	2,800
Segment operating loss	$(12,168)	$(1,027)	$—	$(13,195)
Non-segment general and administrative				5,736
Other income				1,990
Loss before income taxes				$(16,941)
(1)	Other segment items for the Therapeutics segment consist primarily of the following research and development expenses: stock-based compensation, depreciation and amortization, and regulatory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on February 27, 2025 (“Annual Report”), and in our other filings with the Securities and Exchange Commission (“SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2024, which are included in our Annual Report.

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

Our Key Product Candidates

Bosakitug, an Investigational, Novel Anti-TSLP Monoclonal Antibody

Bosakitug (ATI-045) is an investigational, novel, humanized anti-thymic stromal lymphopoietin (“TSLP”) monoclonal antibody that specifically binds to human TSLP with high affinity and long residence time, blocking its interaction with the receptor complex and disrupting signal transduction. This mechanism prevents a broad range of immune cells targeted by TSLP from releasing proinflammatory cytokines. Bosakitug has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”)) to bosakitug from Biosion, Inc. (“Biosion”).

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

We plan to initiate a Phase 2 trial to investigate the efficacy, safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of bosakitug compared to placebo in approximately 90 patients with moderate to severe atopic dermatitis. We expect to initiate the trial in the second quarter of 2025.

Bosakitug is also currently being studied in severe asthma, chronic rhinosinusitis with nasal polyps and moderate to severe chronic obstructive pulmonary disease in China by Chia Tai Tianqing Pharmaceutical Group, Co., Ltd. (“CTTQ”). CTTQ licenses bosakitug from Biosion in Greater China. Our clinical focus for bosakitug will remain on dermatological immuno-inflammatory indications and further global (excluding Greater China) development in respiratory indications will be dependent on entering into potential partnerships.

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is an investigational oral covalent inhibitor of interleukin-2-inducible tyrosine kinase (“ITK”) and Janus kinase (“JAK”) 3 for the potential treatment of T cell-mediated autoimmune diseases. The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes.

In September 2023, we announced positive results from our two-week Phase 1 placebo-controlled, randomized, multiple ascending dose (“MAD”) trial of ATI-2138. The trial was designed to investigate the safety, tolerability, PK and PD of ATI-2138 in healthy volunteers. The trial enrolled 60 healthy volunteers across 6 dosing cohorts ranging from 10 to 80 mg of total daily doses, with eight volunteers receiving ATI-2138 and two volunteers receiving placebo in each arm. Data from the trial demonstrated that ATI-2138 was generally well tolerated at all doses tested and had dose proportional PK. Additionally, ATI-2138 demonstrated a dose-dependent inhibition of both ITK and JAK3 exploratory PD biomarkers, with near maximal inhibition achieved at the 30 mg total daily dose. No serious adverse events were reported.

We have completed dosing in our Phase 2a open-label trial to investigate the safety, tolerability, PK, efficacy, and PD of ATI-2138 administered over 12 weeks in 14 patients in the United States with moderate to severe atopic dermatitis. The primary endpoints are safety related parameters. Secondary endpoints include EASI response (EASI-50, EASI-75, EASI-90), validated IGA response, body surface area response and other pertinent efficacy related measures. We expect to announce top-line data in June 2025.

We are also exploring the potential of ATI-2138 in additional indications that are relevant to the mechanism of action, including alopecia areata and vitiligo.

ATI-052, an Investigational, Novel Anti-TSLP and Anti-IL-4R Bispecific Antibody

ATI-052 is a humanized anti-TSLP and anti-IL-4R bispecific monoclonal antibody that blocks both the upstream TSLP receptor signal transduction and downstream IL-4R activation which inhibits both IL-45 and IL-13 signaling, thereby inhibiting this central proinflammatory pathway. ATI-052 utilizes the same TSLP antigen-binding fragment (“Fab”) as bosakitug but is engineered to bind more tightly to the neonatal Fc receptor (“FcRn”), potentially extending its half-life. ATI-052 has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Greater China) to ATI-052 from Biosion.

Our Investigational New Drug (“IND”) application for ATI-052 was cleared by the U.S. Food and Drug Administration (“FDA”) in April 2025. We plan to initiate a randomized, blinded, placebo-controlled, Phase 1a/1b clinical trial to evaluate single and multiple ascending doses of ATI-052, followed by a proof-of-concept portion in an undisclosed indication, in the second quarter of 2025.

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

We are currently seeking a global development and commercialization partner for this program (excluding Greater China). In 2022, we granted Pediatrix Therapeutics, Inc. (“Pediatrix”) exclusive rights to develop and commercialize lepzacitinib in Greater China.

Zunsemetinib, an Investigational Oral MK2 Inhibitor

Zunsemetinib (ATI-450) is an investigational oral, novel, small molecule selective inhibitor of the mitogen-activated protein kinase-activated protein kinase 2 (“MK2”) signaling pathway for the potential treatment of metastatic breast cancer (“MBC”) and pancreatic ductal adenocarcinoma (“PDAC”).

We are supporting Washington University in St. Louis in its investigator-initiated Phase 1b/2 trials of zunsemetinib in patients with MBC and PDAC. We expect these trials to be primarily funded by grants awarded to Washington University.

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

We are actively progressing several discovery programs focused on delivering the next wave of small and large molecule product candidates. Our small molecule discovery efforts center on targeting kinases that play pivotal roles in various inflammatory, autoimmune, and oncology pathways. For example, we are progressing to development candidate selection a second generation ITK selective inhibitor designed to eliminate crossover on JAK3 for autoimmune indications.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $15.1 million for the three months ended March 31, 2025 and $132.1 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $917.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development.  In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including inflationary pressure, tariff policies and geopolitical conflicts, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Acquisition and License Agreements

Exclusive License Agreement with Biosion

In November 2024, we entered into an exclusive license agreement (the “Biosion Agreement”) with Biosion pursuant to which we received the exclusive rights to develop, manufacture and commercialize bosakitug and ATI-052 worldwide, excluding Greater China. In connection with the Biosion Agreement, we also entered into a collaboration agreement (the “CTTQ Agreement”) with Biosion and CTTQ, a licensee of bosakitug in Greater China.

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

Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP

In July 2024, we entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”). Under the royalty purchase agreement, we sold to OMERS a portion of the future royalty payments and the remaining anniversary payments associated with our existing license to Eli Lilly and Company (“Lilly”), relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata (see “—License Agreement with Eli Lilly and Company”). Under the terms of the royalty purchase agreement, we received an upfront payment of $26.5 million. In exchange, OMERS acquired a portion of the royalty payable by Lilly to us for worldwide net sales of OLUMIANT for the treatment of alopecia areata from April 1, 2024 through the remainder of the royalty term under our license agreement with Lilly, and 100% of the remaining anniversary milestone payments payable by Lilly to us under the license agreement. The royalty payments and milestones we sold to OMERS represent our entire financial interest in the Lilly license agreement after taking into account our other contractual third-party obligations.

We recognized $0.8 million of non-cash royalty income during the three months ended March 31, 2025.

License Agreement with Sun Pharmaceutical Industries, Inc.

In December 2023, we entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc. (“Sun Pharma”). Under the license agreement, we granted Sun Pharma exclusive rights under certain patents that we exclusively license from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s JAK inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has paid us upfront and regulatory payments, and has agreed to pay us other regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. We have separate contractual obligations under which we have agreed to pay to third parties a portion of the consideration we may receive under the license agreement. We may seek to monetize this asset.

License Agreement with Pediatrix Therapeutics, Inc.

In November 2022, we entered into a license agreement with Pediatrix under which we granted Pediatrix the exclusive rights to develop, manufacture and commercialize lepzacitinib in Greater China. Pediatrix has paid us an upfront payment, and has agreed to pay us development, regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of lepzacitinib by Pediatrix in Greater China. A portion of the consideration received from Pediatrix is payable to the former Confluence equity holders as described below under the caption “—Agreement and Plan of Merger with Confluence.”

License Agreement with Eli Lilly and Company

In August 2022, we entered into a non-exclusive patent license agreement with Lilly. Under the license agreement, we granted Lilly non-exclusive rights under certain patents and patent applications that we exclusively license from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid us upfront, anniversary, regulatory and commercial milestone payments. In addition, Lilly has agreed to pay us other commercial milestone payments upon the achievement of specified milestones and additional anniversary payments as set forth in the agreement, as well as a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. We have separate contractual obligations under which we have agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments we receive under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties we may receive under the license agreement. In July 2024, we entered into a royalty purchase agreement with OMERS pursuant to which we sold to OMERS a portion of our future royalty payments and the remaining anniversary payments associated with the license to Lilly (see “—Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP” above).

We recognized $1.0 million of licensing revenue during the three months ended March 31, 2025, all of which was payable to third parties. We recognized $1.7 million of licensing revenue during the three months ended March 31, 2024, a portion of which was payable to third parties.

Asset Purchase Agreement with EPI Health

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”), to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that are due and outstanding by EPI Health have been fully reserved.

Agreement and Plan of Merger with Confluence

In 2017, we entered into an Agreement and Plan of Merger (the “Confluence Agreement”), with Confluence, Aclaris Life Sciences, Inc., our wholly owned subsidiary (“Merger Sub”), and Fortis Advisors LLC, as representative of the equity holders of Confluence. Pursuant to the terms of the Confluence Agreement, Merger Sub merged with and into Confluence, with Confluence surviving as our wholly owned subsidiary.

Under the Confluence Agreement, we agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, we agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product. In addition to the payments described above, if we sell, license or transfer any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, we will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license, or transfer in specified circumstances.

Discontinued Programs

We were previously developing zunsemetinib as a potential treatment for various immuno-inflammatory diseases, including hidradenitis suppurativa, psoriatic arthritis, and rheumatoid arthritis. Following the results of the Phase 2 trials for these programs, we discontinued further development of our MK2 inhibitor programs in immuno-inflammatory diseases in 2023.

Restructuring

In December 2023, our board of directors approved a reduction of our workforce by approximately 46%, which was completed as of December 31, 2024. During the three months ended March 31, 2025, we made cash severance payments of $0.2 million to impacted employees. During the three months ended March 31, 2024, we recognized severance expense of $2.5 million and made cash severance payments of $3.0 million to impacted employees.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report.

Contingent Consideration

We record a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgement is involved in determining the appropriateness of these assumptions. These assumptions are considered Level 3 inputs. Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions. These assumptions are highly dependent on the outcome and timing of the development of certain of our product candidates. We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our condensed consolidated statement of operations and comprehensive loss. Any such changes could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 17% and 40% at March 31, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. The discount rate ranged between 7.3% and 8.8% depending on the year of each potential payment.

During the three months ended March 31, 2025, we recorded a charge to the contingent consideration liability of $0.3 million, which was primarily due to the passage of time.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Revenues:
Contract research	$445	$657	$(212)
Licensing	1,010	1,741	(731)
Total revenue	1,455	2,398	(943)

Costs and expenses:
Cost of revenue	506	809	(303)
Research and development	11,584	9,845	1,739
General and administrative	6,139	6,844	(705)
Licensing	1,010	1,031	(21)
Revaluation of contingent consideration	300	2,800	(2,500)
Total costs and expenses	19,539	21,329	(1,790)
Loss from operations	(18,084)	(18,931)	847

Other income:
Interest income	2,166	1,990	176
Non-cash royalty income	833	—	833
Total other income	2,999	1,990	1,009
Net loss	$(15,085)	$(16,941)	$1,856

Revenue

Contract research

Contract research revenue was $0.4 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and was composed of fees earned from the provision of laboratory services. The decrease was driven by lower overall hours billed, which was partially offset by a higher average billing rate.

Licensing

Licensing revenue was $1.0 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by lower royalties earned following the sale of a portion of our OLUMIANT® royalty payments to OMERS in July 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue was $0.5 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively, and in each case, related to providing laboratory services. Changes in cost of revenue generally correlate to changes in contract research revenue.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Bosakitug	$3,384	$—	$3,384
ATI-2138	1,808	63	1,745
ATI-052	619	—	619
Lepzacitinib	—	1,073	(1,073)
Zunsemetinib	111	2,023	(1,912)
Discovery	1,346	1,540	(194)
Other research and development	204	473	(269)
Personnel	2,927	4,702	(1,775)
Stock-based compensation	1,185	(29)	1,214
Total research and development expenses	$11,584	$9,845	$1,739

Bosakitug

The expenses incurred for bosakitug during the three months ended March 31, 2025 were primarily preclinical and clinical development expenses associated with startup activities for a Phase 2 trial in atopic dermatitis.

ATI-2138

The increase in expenses for ATI-2138 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to preclinical and clinical development expenses associated with a Phase 2a trial in atopic dermatitis that was initiated in August 2024.

ATI-052

Research and development expenses related to ATI-052 for the three months ended March 31, 2025 primarily consisted of product candidate manufacturing costs and preclinical development activities.

Lepzacitinib

The expenses for lepzacitinib during the three months ended March 31, 2024 were primarily preclinical and clinical development costs associated with a Phase 2b clinical trial in subjects with atopic dermatitis, which was completed in January 2024.

Zunsemetinib

The decrease in expenses for zunsemetinib during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a decrease in costs associated with Phase 2 clinical development activities.

Personnel and stock-based compensation

The decrease in personnel expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower headcount and lower termination benefits. The increase in stock-based compensation expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to higher forfeiture credits during the three months ended March 31, 2024.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2025	2024	Change
Personnel	$1,885	$2,555	$(670)
Professional and legal fees	1,117	1,253	(136)
Facility and support services	597	633	(36)
Other general and administrative	409	537	(128)
Stock-based compensation	2,131	1,866	265
Total general and administrative expenses	$6,139	$6,844	$(705)

Personnel and stock-based compensation

The decrease in personnel expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to lower headcount and lower termination benefits. The increase in stock-based compensation expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to higher forfeiture credits during the three months ended March 31, 2024.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 mainly due to adjustments to assumptions for certain clinical programs during the three months ended March 31, 2024.

Other Income

Non-cash Royalty Income

Non-cash royalty income includes income related to the proceeds from the sale of a portion of our OLUMIANT® royalty payments to OMERS.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $190.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, Biosion Agreement and CTTQ Agreement, which are summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Cash Flows

Cash and cash equivalents were $30.3 million as of March 31, 2025 compared to $24.6 million as of December 31, 2024. We also had $160.2 million in short- and long-term marketable securities as of March 31, 2025 compared to $179.3 million as of December 31, 2024.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Cash and cash equivalents beginning balance	$24,570	$39,878
Net cash used in operating activities	(13,057)	(20,815)
Net cash provided by investing activities	19,119	16,833
Net cash used in financing activities	(275)	(55)
Cash and cash equivalents ending balance	$30,357	$35,841

Operating Activities

Cash flow related to operating activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Net loss	$(15,085)	$(16,941)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	3,963	5,132
Change in accounts receivable	68	(75)
Change in prepaid expenses and other assets	8,208	2,044
Change in accounts payable and accrued expenses	(9,378)	(10,975)
Change in deferred income	(833)	—
Net cash used in operating activities	$(13,057)	$(20,815)

Net cash used in operating activities decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily as a result of a decrease in cash used for accounts payable and accrued expenses, after adjusting for the receipt and corresponding payment of a third-party milestone during the quarter ended March 31, 2025.

Investing Activities

Cash flow related to investing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Purchases of property and equipment	$(43)	$(135)
Purchases of marketable securities	(9,996)	—
Proceeds from sales and maturities of marketable securities	29,991	16,968
Payment of deferred transaction consideration for in-licensed assets	(833)	—
Net cash provided by investing activities	$19,119	$16,833

The increase in net cash provided by investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 resulted primarily from higher proceeds from sales and maturities of marketable securities during the three months ended March 31, 2025, partially offset by higher purchases of marketable securities during the three months ended March 31, 2025.

Financing Activities

Cash flow related to financing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Payments of employee withholding taxes related to restricted stock unit award vesting	$(275)	$(55)
Net cash used in financing activities	$(275)	$(55)

Net cash used in financing activities increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to higher payments of employee withholding taxes related to restricted stock unit award vesting.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions. We will require additional capital to develop our product candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, tariff policies and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our product candidates, we may need to substantially curtail our planned operations.

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

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the product candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical trials for our product candidates;
●	the costs, timing, and outcome of regulatory review of our product candidates;
●	the extent to which we in-license or acquire additional product candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates; and
●	our ability to earn revenue as a result of licenses to, or partnerships or other arrangements with, third parties.

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a lease agreement which has a term through February 2029. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through May 2029.

Our aggregate remaining lease payment obligation for these two spaces was $3.1 million as of March 31, 2025.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of March 31, 2025, the balance of our contingent consideration liability was $9.0 million.

Exclusive License Agreement with Biosion; Collaboration Agreement with Biosion and CTTQ

We have agreed to certain payment obligations in accordance with and subject to the terms of the Biosion and CTTQ Agreements (see “Overview—Acquisition and License Agreements—Exclusive License Agreement with Biosion”).

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Our risk factors have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1§+

Employment Agreement, dated as of February 26, 2025, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025.

10.2

Amended and Restated Sales Agreement, dated February 27, 2025, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025.

10.3+*	Employment Agreement, dated as of April 28, 2025, by and between the Registrant and Jesse Hall.

10.4+*	Tenth Amended and Restated Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

ACLARIS THERAPEUTICS, INC.

Date: May 8, 2025	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: May 8, 2025	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)