Form 10-Q
period 2025-06-30
Aclaris Therapeutics, Inc.
filed 2025-08-07
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on July 31, 2025 was 108,332,218.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$25,402	$24,570
Short-term marketable securities	74,404	89,024
Accounts receivable, net	194	318
Prepaid expenses and other current assets	4,202	12,039
Total current assets	104,202	125,951
Marketable securities	81,084	90,302
Property and equipment, net	868	1,008
Other assets	2,993	3,066
Total assets	$189,147	$220,327
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,797	$4,690
Accrued expenses	11,411	20,333
Deferred income	3,914	3,890
Other current liabilities	2,717	2,683
Total current liabilities	26,839	31,596
Other liabilities	1,851	4,439
Deferred income, net of current portion	18,218	20,038
Contingent consideration	10,500	8,700
Total liabilities	57,408	64,773
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 400,000,000 and 200,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 108,328,794 and 107,850,124 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid‑in capital	1,064,631	1,058,317
Accumulated other comprehensive income	482	97
Accumulated deficit	(933,375)	(902,861)
Total stockholders’ equity	131,739	155,554
Total liabilities and stockholders’ equity	$189,147	$220,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Contract research	$442	$625	$887	$1,281
Licensing	1,335	2,141	2,345	3,882
Total revenue	1,777	2,766	3,232	5,163

Costs and expenses:
Cost of revenue	515	624	1,021	1,433
Research and development	11,449	8,759	23,033	18,604
General and administrative	5,386	4,752	11,525	11,596
Licensing	1,335	1,285	2,345	2,316
Revaluation of contingent consideration	1,500	200	1,800	3,000
Total costs and expenses	20,185	15,620	39,724	36,949
Loss from operations	(18,408)	(12,854)	(36,492)	(31,786)

Other income:
Interest income	2,018	1,868	4,184	3,859
Non-cash royalty income	961	—	1,794	—
Total other income	2,979	1,868	5,978	3,859
Net loss	$(15,429)	$(10,986)	$(30,514)	$(27,927)

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.25)	$(0.39)
Weighted average common shares outstanding, basic and diluted	122,580,967	71,291,400	122,486,162	71,183,129

Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax of $0	$48	$(99)	$385	$(357)
Total other comprehensive income (loss)	48	(99)	385	(357)
Comprehensive loss	$(15,381)	$(11,085)	$(30,129)	$(28,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2024	107,850,124	$1	$1,058,317	97	(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	415,405	—	(275)	—	—	(275)
Unrealized gain on marketable securities	—	—	—	337	—	337
Stock-based compensation expense	—	—	3,535	—	—	3,535
Net loss	—	—	—	—	(15,085)	(15,085)
Balance at March 31, 2025	108,265,529	$1	$1,061,577	$434	$(917,946)	$144,066
Issuance of common stock in connection with vesting of restricted stock units	63,265	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	48	—	48
Stock-based compensation expense	—	—	3,063	—	—	3,063
Net loss	—	—	—	—	(15,429)	(15,429)
Balance at June 30, 2025	108,328,794	$1	$1,064,631	$482	$(933,375)	$131,739

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with vesting of restricted stock units	353,128	—	(55)	—	—	(55)
Unrealized loss on marketable securities	—	—	—	(258)	—	(258)
Stock-based compensation expense	—	—	2,089	—	—	2,089
Net loss	—	—	—	—	(16,941)	(16,941)
Balance at March 31, 2024	71,248,017	$1	$930,114	$(364)	$(787,737)	$142,014
Issuance of common stock in connection with vesting of restricted stock units	84,808	—	(10)	—	—	(10)
Unrealized loss on marketable securities	—	—	—	(99)	—	(99)
Stock-based compensation expense	—	—	2,903	—	—	2,903
Net loss	—	—	—	—	(10,986)	(10,986)
Balance at June 30, 2024	71,332,825	$1	$933,007	$(463)	$(798,723)	$133,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,514)	$(27,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	485
Stock-based compensation expense	6,598	4,992
Revaluation of contingent consideration	1,800	3,000
Changes in operating assets and liabilities:
Accounts receivable	124	(27)
Prepaid expenses and other assets	7,031	2,317
Accounts payable	4,107	(1,609)
Accrued expenses and other liabilities	(10,643)	(14,368)
Deferred income	(1,795)	—
Net cash used in operating activities	(23,050)	(33,137)
Cash flows from investing activities:
Purchases of property and equipment	(64)	(121)
Purchases of marketable securities	(29,926)	(35,218)
Proceeds from sales and maturities of marketable securities	54,989	51,498
Payment of deferred transaction consideration for in-licensed assets	(833)	—
Net cash provided by investing activities	24,166	16,159
Cash flows from financing activities:
Payments of employee withholding taxes related to restricted stock unit award vesting	(284)	(66)
Net cash used in financing activities	(284)	(66)
Net increase (decrease) in cash and cash equivalents	832	(17,044)
Cash and cash equivalents at beginning of period	24,570	39,878
Cash and cash equivalents at end of period	$25,402	$22,834

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $180.9 million and an accumulated deficit of $933.4 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (“Annual Report”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, its changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024.  The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at June 30, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of June 30, 2025, the discount rate ranged between 6.3% and 7.9% depending on the year of each potential payment.

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

Discontinued Operations

As of June 30, 2025 and December 31, 2024, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s condensed consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,831	$—	$—	$21,831
Marketable securities	—	155,488	—	155,488
Total assets	$21,831	$155,488	$—	$177,319

Liabilities:
Contingent consideration	$—	$—	$10,500	$10,500
Total liabilities	$—	$—	$10,500	$10,500

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22,245	$—	$—	$22,245
Marketable securities	—	179,326	—	179,326
Total assets	$22,245	$179,326	$—	$201,571

Liabilities:
Contingent consideration	$—	$—	$8,700	$8,700
Total liabilities	$—	$—	$8,700	$8,700

As of June 30, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of June 30, 2025 consisted of commercial paper, corporate debt securities, and U.S. government debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2024 consisted of commercial paper, corporate debt securities, foreign government agency debt securities, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three and six months ended June 30, 2025 and 2024, there were no transfers into or out of Level 3.

The overall $1.8 million increase in the fair value of the contingent consideration liability during the six months ended June 30, 2025 was primarily due to changes to the probability of success for certain product candidates and lower discount rates resulting from changes in credit spreads being applied to potential payments.

As of June 30, 2025 and December 31, 2024, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	June 30, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$95,360	$332	$(33)	$95,659
Commercial paper	4,828	—	—	4,828
U.S. government debt securities(2)	54,818	191	(8)	55,001
Total marketable securities	$155,006	$523	$(41)	$155,488
(1)	Included in Corporate debt securities is $40.3 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $40.7 million with maturity dates between one and three years.

	December 31, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$105,154	$192	$(156)	$105,190
Commercial paper	4,720	—	(1)	4,719
Foreign government agency debt securities	4,911	16	—	4,927
U.S. government and government agency debt securities(2)	64,454	47	(11)	64,490
Total marketable securities	$179,239	$255	$(168)	$179,326

(1)	Included in Corporate debt securities is $59.8 million with maturity dates between one and three years.
(2)	Included in U.S. government and government agency debt securities is $30.5 million with maturity dates between one and three years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Computer equipment	$1,263	$1,198
Lab equipment	3,137	3,137
Furniture and fixtures	661	661
Leasehold improvements	817	817
Property and equipment, gross	5,878	5,813
Accumulated depreciation	(5,010)	(4,805)
Property and equipment, net	$868	$1,008

Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Employee compensation expenses	$2,740	$4,979
Research and development expenses	1,839	2,173
Deferred transaction consideration	5,416	3,927
Licensing expenses	1,147	8,645
Restructuring expenses (Note 13)	—	163
Other expenses	269	446
Total accrued expenses	$11,411	$20,333

6. Stockholders’ Equity

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2025 or December 31, 2024.

Common Stock

On June 5, 2025, at the 2025 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Charter to increase the authorized number of shares of common stock from 200,000,000 shares to 400,000,000 shares.  On June 5, 2025, the Company filed a Certificate of Amendment to the Charter with the Secretary of State of the State of Delaware, which became effective upon filing.

As of June 30, 2025 and December 31, 2024, the Company’s Charter authorized the Company to issue 400,000,000 and 200,000,000 shares of $0.00001 par value common stock, respectively. There were 108,328,794 and 107,850,124 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2025.

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

7. Stock-Based Awards

2025 Equity Incentive Plan

In April 2025, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and in June 2025 the Company’s stockholders approved the 2025 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2025 Plan was 25,532,993 shares of common stock, which includes (i) 9,000,000 new shares of common stock, (ii) 3,957,232 shares of common stock that remained available for future grant under the 2015 Plan upon adoption of the 2025 Plan and (iii) up to 12,575,761 shares of common stock underlying outstanding awards under the 2015 Plan and the 2012 Equity Compensation Plan (as amended and restated, the “2012 Plan”), which may become available for issuance under the 2025 Plan if and as such awards expire, are otherwise terminated, settled in cash, or repurchased by the Company. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2025 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of June 30, 2025, 12,701,995 shares remained available for grant under the 2025 Plan. The Company had 254,100 stock options and 69,480 RSUs outstanding as of June 30, 2025 under the 2025 Plan.

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of June 30, 2025, 283,500 shares remained available for grant under the 2024 Inducement Plan. The Company had 1,335,000 stock options and 381,500 RSUs outstanding as of June 30, 2025 under the 2024 Inducement Plan.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Plan, and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the 2015 Plan. The Company had 9,193,958 stock options and 3,134,641 RSUs outstanding as of June 30, 2025 under the 2015 Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 343,500 stock options outstanding as of June 30, 2025 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Plan and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had 218,404 stock options outstanding as of June 30, 2025 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.32%	3.85%
Expected term (in years)	6.2	6.0
Expected volatility	82.71%	81.95%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2024	6,721,967	$11.12	6.8	$2,968
Granted	4,653,495	2.24
Forfeited and cancelled	(30,500)	9.68
Outstanding as of June 30, 2025	11,344,962	$7.54	7.8	$506
Options vested and expected to vest as of June 30, 2025	11,344,962	$7.54	7.8	$506
Options exercisable as of June 30, 2025	4,513,154	$13.77	5.6	$263

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2025 was $1.65 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2025:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2024	2,276,151	$5.12
Granted	1,916,880	2.29
Vested	(595,035)	8.33	$1,332
Forfeited and cancelled	(12,375)	11.38
Outstanding as of June 30, 2025	3,585,621	$3.05

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations and comprehensive loss included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$190	$223	$409	$475
Research and development	1,106	1,097	2,291	1,068
General and administrative	1,767	1,583	3,898	3,449
Total stock-based compensation expense	$3,063	$2,903	$6,598	$4,992

As of June 30, 2025, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $14.0 million and $8.6 million, respectively, which is expected to be recognized over weighted average periods of 2.7 years and 2.4 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for share and per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(15,429)	$(10,986)	$(30,514)	$(27,927)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	122,580,967	71,291,400	122,486,162	71,183,129
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.25)	$(0.39)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the three and six months ended June 30, 2025, the basic and diluted weighted-average shares outstanding included the shares of common stock issuable upon exercise of the Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the six months ended June 30, 2025 and 2024. All share amounts presented in the table below represent the total number outstanding as of June 30, 2025 and 2024.

	Six Months Ended
	June 30,
	2025	2024
Options to purchase common stock	11,344,962	6,581,205
Restricted stock units	3,585,621	3,110,751
Total potential shares of common stock	14,930,583	9,691,956

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

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(In thousands)	2025	2024
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(1,961)	(1,688)
Other assets	$2,569	$2,842

Current portion of lease liabilities	$515	$481
Other liabilities	1,851	2,117
Total operating lease liabilities	$2,366	$2,598

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million for each of the three months ended June 30, 2025 and 2024, and $0.3 million for each of the six months ended June 30, 2025 and 2024.

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

The Company recognized $1.3 million and $2.3 million of licensing revenue during the three and six months ended June 30, 2025, respectively, all of which was payable to third parties. The Company recognized $2.1 million and $3.9 million of licensing revenue during the three and six months ended June 30, 2024, respectively, a portion of which was payable to third parties.

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

As of June 30, 2025 and December 31, 2024, the balance of the Company’s contingent consideration liability was $10.5 million and $8.7 million, respectively (see Note 3).

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognizes non-cash royalty income under the “units-of-revenue” method in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025, the Company recognized $1.0 million and $1.8 million of non-cash royalty income, respectively. As of June 30, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $18.2 million, respectively. As of December 31, 2024, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $20.0 million, respectively.

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2025 and 2024. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on the consolidated financial statements.

13. Restructuring Charges

In December 2023, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 46%, which was completed as of December 31, 2024. During the six months ended June 30, 2025, the Company made cash severance payments of $0.2 million to impacted employees. During the three and six months ended June 30, 2024, the Company recognized severance expense of $0.1 million and $2.6 million, respectively, and made cash severance payments of $4.5 million to impacted employees during the six months ended June 30, 2024.

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

Since inception, the Company has incurred net losses and has an accumulated deficit of $933.4 million as of June 30, 2025. As such, the CODM uses segment loss from operations for each segment in assessing segment performance by comparing the results of each segment to forecast. All intercompany activity is eliminated in the intersegment elimination column in the tables below.

A reconciliation of operating loss to total consolidated loss before income taxes for the three and six months ended June 30, 2025 and 2024 is as follows:

(In thousands)		Contract	Intersegment
Three Months Ended June 30, 2025	Therapeutics	Research	Elimination	Total
Revenue from external customers	$1,335	$442	$—	$1,777
Intercompany revenue	—	3,520	(3,520)	—
Cost of revenue	—	3,812	(3,297)	515
Research and development:
Bosakitug	2,847	—	—	2,847
ATI-2138	1,118	—	—	1,118
ATI-052	1,418	—	—	1,418
Zunsemetinib	105	—	—	105
Discovery	1,620	—	—	1,620
Total Research and development project expenses	7,108	—	—	7,108
Personnel	2,984	—	—	2,984
Other research and development expense(1)	1,580	—	—	1,580
Total research and development	11,672	—	(223)	11,449
General and administrative	—	622	—	622
Licensing	1,335	—	—	1,335
Revaluation of contingent consideration	1,500	—	—	1,500
Segment operating loss	$(13,172)	$(472)	$—	$(13,644)
Non-segment general and administrative				4,764
Other income				2,979
Loss before income taxes				$(15,429)

(In thousands)		Contract	Intersegment
Three Months Ended June 30, 2024	Therapeutics	Research	Elimination	Total
Revenue from external customers	$2,141	$625	$—	$2,766
Intercompany revenue	—	3,422	(3,422)	—
Cost of revenue	—	3,832	(3,208)	624
Research and development:
ATI-2138	753	—	—	753
Lepzacitinib	296	—	—	296
Zunsemetinib	2,490	—	—	2,490
Discovery	1,605	—	—	1,605
Total Research and development project expenses	5,144	—	—	5,144
Personnel	2,329	—	—	2,329
Other research and development expense(1)	1,500	—	—	1,500
Total research and development	8,973	—	(214)	8,759
General and administrative	—	1,020	—	1,020
Licensing	1,285	—	—	1,285
Revaluation of contingent consideration	200	—	—	200
Segment operating loss	$(8,317)	$(805)	$—	$(9,122)
Non-segment general and administrative				3,732
Other income				1,868
Loss before income taxes				$(10,986)
(1)	Other segment items for the Therapeutics segment consist primarily of the following research and development expenses: stock-based compensation, depreciation and amortization, and regulatory.

(In thousands)		Contract	Intersegment
Six Months Ended June 30, 2025	Therapeutics	Research	Elimination	Total
Revenue from external customers	$2,345	$887	$—	$3,232
Intercompany revenue	—	6,955	(6,955)	—
Cost of revenue	—	7,529	(6,508)	1,021
Research and development:
Bosakitug	6,231	—	—	6,231
ATI-2138	2,926	—	—	2,926
ATI-052	2,037	—	—	2,037
Zunsemetinib	216	—	—	216
Discovery	2,966	—	—	2,966
Total Research and development project expenses	14,376	—	—	14,376
Personnel	5,911	—	—	5,911
Other research and development expense(1)	3,193	—	—	3,193
Total research and development	23,480	—	(447)	23,033
General and administrative	—	1,522	—	1,522
Licensing	2,345	—	—	2,345
Revaluation of contingent consideration	1,800	—	—	1,800
Segment operating loss	$(25,280)	$(1,209)	$—	$(26,489)
Non-segment general and administrative				10,003
Other income				5,978
Loss before income taxes				$(30,514)

(In thousands)		Contract	Intersegment
Six Months Ended June 30, 2024	Therapeutics	Research	Elimination	Total
Revenue from external customers	$3,882	$1,281	$—	$5,163
Intercompany revenue	—	7,087	(7,087)	—
Cost of revenue	—	8,073	(6,640)	1,433
Research and development:
ATI-2138	815	—	—	815
Lepzacitinib	1,368	—	—	1,368
Zunsemetinib	4,514	—	—	4,514
Discovery	3,145	—	—	3,145
Total Research and development project expenses	9,842	—	—	9,842
Personnel	7,032	—	—	7,032
Other research and development expense(1)	2,177	—	—	2,177
Total research and development	19,051	—	(447)	18,604
General and administrative	—	2,128	—	2,128
Licensing	2,316	—	—	2,316
Revaluation of contingent consideration	3,000	—	—	3,000
Segment operating loss	$(20,485)	$(1,833)	$—	$(22,318)
Non-segment general and administrative				9,468
Other income				3,859
Loss before income taxes				$(27,927)
(1)	Other segment items for the Therapeutics segment consist primarily of the following research and development expenses: stock-based compensation, depreciation and amortization, and regulatory.

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

Our Key Product Candidates

Bosakitug, an Investigational, Novel Anti-TSLP Monoclonal Antibody

Bosakitug (ATI-045) is an investigational, novel, humanized anti-thymic stromal lymphopoietin (“TSLP”) monoclonal antibody that specifically binds to human TSLP, blocking its interaction with the receptor complex and disrupting signal transduction. This mechanism prevents immune cells targeted by TSLP from releasing proinflammatory cytokines. Bosakitug has potential best-in-class properties, including a very high affinity to TSLP, very high potency, an extremely low dissociation rate from TSLP leading to long residence time and enhanced neutralization activity, and a half-life that can potentially support an extended dosing interval. Bosakitug has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”)) to bosakitug from Biosion, Inc. (“Biosion”).

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

In June 2025, we initiated a Phase 2 trial to investigate the efficacy, safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of bosakitug compared to placebo in approximately 90 patients with moderate to severe atopic dermatitis. The primary endpoint is percent change from baseline in EASI at week 24. Secondary endpoints at week 24 include EASI response (EASI-50, EASI-75, EASI-90), validated IGA response, body surface area (“BSA”) response, and Peak Pruritus Numerical Rating Scale (“PP-NRS”) score, relative to baseline. We expect to announce top-line data in the second half of 2026.

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

ATI-2138, an Investigational Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is a highly potent and selective novel investigational dual inhibitor of interleukin-2-inducible T cell kinase (“ITK”) and Janus kinase 3 (“JAK3”) for the potential treatment of T cell-mediated autoimmune diseases. The ITK/JAK3 compound interrupts T cell signaling through the combined inhibition of ITK/JAK3 pathways in lymphocytes.

In July 2025, we announced positive top-line results from our open-label, single-arm Phase 2a trial of ATI-2138 in patients with moderate to severe atopic dermatitis. The trial met the primary and key secondary endpoints. The trial was designed to investigate the safety, tolerability, PK, efficacy, and PD of 10 mg of ATI-2138 administered twice daily (“BID”) for 12 weeks. The trial enrolled 14 patients in the United States, with 12 patients completing treatment and up to 10 patients available for the per protocol analysis. The primary endpoints were safety related parameters and the secondary endpoints included PD and efficacy related measures. No meaningful safety findings were observed, and ATI-2138 was very well tolerated. We observed consistent and rapid improvement across the efficacy assessments, with a mean and median improvement in EASI score at week 12 of 61% and 77%, respectively. Excluding one patient determined to be a statistical molecular outlier by more than four standard deviations who demonstrated systemic findings inconsistent with atopic dermatitis alone including significant non-lesional inflammation and who was not fully compliant with study drug administration, the mean and median improvement in EASI score at week 12 was 77% and 82%, respectively. At week 12, 63% of patients experienced a greater than or equal to 4-point improvement (which is considered a clinically meaningful response) in PP-NRS. ATI-2138 demonstrated near complete and sustained inhibition and occupancy of ITK ranging from approximately 90% at peak to 60% to 70% at trough, and a high level of inhibition of JAK3. Proteome and transcriptome lesional skin tap strip analyses showed significant ATI-2138-dependent reduction of multiple inflammatory pathways associated with ITK, including strong downregulation of Th2, Th17, and T cell receptor (“TCR”) pathways, along with the Th1 pathway and fibrosis-related markers.

We intend to further develop ATI-2138 in alopecia areata and are exploring the potential of ATI-2138 in additional indications that are relevant to the mechanism of action, including vitiligo.

ATI-052, an Investigational, Novel Anti-TSLP and Anti-IL-4R Bispecific Antibody

ATI-052 is an investigational, novel, humanized anti-TSLP and anti-interleukin-4 receptor (“IL-4R”) bispecific antibody that exhibits high binding affinity to and dual blockade of both the upstream TSLP receptor signal transduction and downstream IL-4R activation thereby inhibiting this central proinflammatory pathway. ATI-052 targets TSLP, which sits at the top of the inflammatory cascade; by targeting IL-4R, it blocks both downstream IL-4 and IL-13, which are key cytokines involved in Th2-mediated inflammation and allergic diseases. ATI-052 utilizes the same TSLP antigen-binding fragment (“Fab”) as bosakitug but is engineered to bind more tightly to the neonatal Fc receptor (“FcRn”), potentially extending its half-life. ATI-052 has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Greater China) to ATI-052 from Biosion.

Our Investigational New Drug (“IND”) application for ATI-052 was cleared by the U.S. Food and Drug Administration (“FDA”) in April 2025, and in June 2025, we initiated a Phase 1a/1b program. The randomized, blinded, placebo-controlled Phase 1a portion is designed to evaluate the safety, tolerability, PK and PD of ATI-052 in healthy volunteers receiving single ascending doses (“SAD”) and multiple ascending doses (“MAD”). The Phase 1b proof-of-concept assessment in up to two undisclosed indications is expected to follow the Phase 1a SAD/MAD portion of the program. We expect to announce top-line results from the Phase 1a SAD/MAD portion in early 2026, followed by the top-line results from the Phase 1b portion in the second half of 2026.

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

In addition to our small molecule discovery efforts, we maintain capabilities in biologics discovery to complement our therapeutic portfolio. Through our integrated discovery platform, we can progress biologics candidates from concept through lead optimization, employing robust screening cascades and protein characterization techniques to identify molecules with desired therapeutic properties. This complementary approach to our small molecule programs enables us to pursue optimal therapeutic modalities for each target and indication of interest. For example, we are conducting pre-clinical research to develop next-generation bispecific antibodies utilizing the bosakitug anti-TSLP binding region paired with binding fragments targeting other undisclosed cytokine signaling pathways.

We intend to evaluate both internal and external development options, including strategic partnerships, for these assets.

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was 30.5 million for the six months ended June 30, 2025 and $132.1 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $933.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development.  In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

We recognized $1.0 million and $1.8 million of non-cash royalty income during the three and six months ended June 30, 2025, respectively.

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

We recognized $1.3 million and $2.3 million of licensing revenue during the three and six months ended June 30, 2025, respectively, all of which was payable to third parties. We recognized $2.1 million and $3.9 million of licensing revenue during the three and six months ended June 30, 2024, respectively, a portion of which was payable to third parties.

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

Restructuring

In December 2023, our board of directors approved a reduction of our workforce by approximately 46%, which was completed as of December 31, 2024. During the six months ended June 30, 2025, we made cash severance payments of $0.2 million to impacted employees. During the three and six months ended June 30, 2024, we recognized severance expense of $0.1 million and $2.6 million, respectively, and made cash severance payments of $4.5 million to impacted employees during the six months ended June 30, 2024.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at June 30, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of June 30, 2025, the discount rate ranged between 6.3% and 7.9% depending on the year of each potential payment.

During the six months ended June 30, 2025, we recorded a charge to the contingent consideration liability of $1.8 million, which was primarily due to changes to the probability of success for certain product candidates and lower discount rates resulting from changes in credit spreads being applied to potential payments.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues:
Contract research	$442	$625	$(183)	$887	$1,281	$(394)
Licensing	1,335	2,141	(806)	2,345	3,882	(1,537)
Total revenue	1,777	2,766	(989)	3,232	5,163	(1,931)

Costs and expenses:
Cost of revenue	515	624	(109)	1,021	1,433	(412)
Research and development	11,449	8,759	2,690	23,033	18,604	4,429
General and administrative	5,386	4,752	634	11,525	11,596	(71)
Licensing	1,335	1,285	50	2,345	2,316	29
Revaluation of contingent consideration	1,500	200	1,300	1,800	3,000	(1,200)
Total costs and expenses	20,185	15,620	4,565	39,724	36,949	2,775
Loss from operations	(18,408)	(12,854)	(5,554)	(36,492)	(31,786)	(4,706)

Other income:
Interest income	2,018	1,868	150	4,184	3,859	325
Non-cash royalty income	961	—	961	1,794	—	1,794
Total other income	2,979	1,868	1,111	5,978	3,859	2,119
Net loss	$(15,429)	$(10,986)	$(4,443)	$(30,514)	$(27,927)	$(2,587)

Revenue

Contract research

The decrease in contract research revenue for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, was driven by lower overall hours billed, which was partially offset by a higher average billing rate.

Licensing

The decrease in licensing revenue during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by lower royalties earned following the sale of a portion of our OLUMIANT® royalty payments to OMERS in July 2024.

Costs and Expenses

Cost of Revenue

The decrease in cost of revenue for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was driven by lower overall hours billed for laboratory services.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Bosakitug	$2,847	$—	$2,847	$6,231	$—	$6,231
ATI-2138	1,118	753	365	2,926	815	2,111
ATI-052	1,418	—	1,418	2,037	—	2,037
Lepzacitinib	—	296	(296)	—	1,368	(1,368)
Zunsemetinib	105	2,490	(2,385)	216	4,514	(4,298)
Discovery	1,620	1,605	15	2,966	3,145	(179)
Other research and development	251	189	62	455	662	(207)
Personnel	2,984	2,329	655	5,911	7,032	(1,121)
Stock-based compensation	1,106	1,097	9	2,291	1,068	1,223
Total research and development expenses	$11,449	$8,759	$2,690	$23,033	$18,604	$4,429

Bosakitug

The expenses incurred for bosakitug during the three and six months ended June 30, 2025 consisted primarily of product candidate manufacturing costs and clinical development expenses associated with a Phase 2 trial in atopic dermatitis.

ATI-2138

The increase in expenses for ATI-2138 during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to preclinical development activities and clinical development expenses associated with a Phase 2a trial in atopic dermatitis.

ATI-052

Research and development expenses related to ATI-052 for the three and six months ended June 30, 2025 primarily consisted of product candidate manufacturing costs, preclinical development activities, and clinical development expenses associated with a Phase 1a/1b program.

Lepzacitinib

The expenses for lepzacitinib during the three and six months ended June 30, 2024 were primarily preclinical development activities and clinical development expenses associated with a Phase 2b clinical trial in subjects with atopic dermatitis, which was completed in January 2024.

Zunsemetinib

The decrease in expenses for zunsemetinib during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to a decrease in costs associated with Phase 2 clinical development activities.

Personnel and stock-based compensation

The increase in personnel expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to higher headcount. The decrease in personnel expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to termination benefits associated with our December 2023 reduction in force recognized during the six months ended June 30, 2024. The increase in stock-

based compensation expense during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to higher forfeiture credits during the six months ended June 30, 2024.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Personnel	$1,852	$1,297	$555	$3,737	$3,852	$(115)
Professional and legal fees	800	774	26	1,917	2,027	(110)
Facility and support services	627	563	64	1,224	1,196	28
Other general and administrative	340	535	(195)	749	1,072	(323)
Stock-based compensation	1,767	1,583	184	3,898	3,449	449
Total general and administrative expenses	$5,386	$4,752	$634	$11,525	$11,596	$(71)

Personnel and stock-based compensation

The increase in personnel expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to higher headcount. The increase in stock-based compensation expense during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was due to higher forfeiture credits during the three and six months ended June 30, 2024.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 mainly due to changes to the probability of success for certain product candidates and lower discount rates resulting from changes in credit spreads being applied to potential payments during the three months ended June 30, 2025.

The revaluation of contingent consideration loss decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 mainly due to changes in estimated sales levels and changes to the probability of success for certain product candidates during the six months ended June 30, 2024.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $180.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, Biosion Agreement and CTTQ Agreement, which are summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Cash Flows

Cash and cash equivalents were $25.4 million as of June 30, 2025 compared to $24.6 million as of December 31, 2024. We also had $155.5 million in short- and long-term marketable securities as of June 30, 2025 compared to $179.3 million as of December 31, 2024.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Cash and cash equivalents beginning balance	$24,570	$39,878
Net cash used in operating activities	(23,050)	(33,137)
Net cash provided by investing activities	24,166	16,159
Net cash used in financing activities	(284)	(66)
Cash and cash equivalents ending balance	$25,402	$22,834

Operating Activities

Cash flow related to operating activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Net loss	$(30,514)	$(27,927)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	8,640	8,477
Change in accounts receivable	124	(27)
Change in prepaid expenses and other assets	7,031	2,317
Change in accounts payable and accrued expenses	(6,536)	(15,977)
Change in deferred income	(1,795)	—
Net cash used in operating activities	$(23,050)	$(33,137)

Net cash used in operating activities decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily as a result of a decrease in cash used for accounts payable and accrued expenses, after adjusting for the receipt and corresponding payment of a third-party milestone during the six months ended June 30, 2025.

Investing Activities

Cash flow related to investing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Purchases of property and equipment	$(64)	$(121)
Purchases of marketable securities	(29,926)	(35,218)
Proceeds from sales and maturities of marketable securities	54,989	51,498
Payment of deferred transaction consideration for in-licensed assets	(833)	—
Net cash provided by investing activities	$24,166	$16,159

The increase in net cash provided by investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted primarily from lower purchases of marketable securities and higher proceeds from sales and maturities of marketable securities during the six months ended June 30, 2025.

Financing Activities

Cash flow related to financing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2025	2024
Payments of employee withholding taxes related to restricted stock unit award vesting	$(284)	$(66)
Net cash used in financing activities	$(284)	$(66)

Net cash used in financing activities increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to higher payments of employee withholding taxes related to restricted stock unit award vesting.

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

Our primary uses of capital are, and we expect will continue to be, research and development expenses, compensation and related expenses, laboratory and related supplies, professional and legal expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our product candidates, without taking into account any potential business development activities.

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

Our aggregate remaining lease payment obligation for these two spaces was $2.9 million as of June 30, 2025.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of June 30, 2025, the balance of our contingent consideration liability was $10.5 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 5, 2025).

3.4

Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 24, 2020).

10.1+

Aclaris Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 5, 2025).

10.2+

Form of Stock Option Grant Notice and Option Agreement used in connection with the Aclaris Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 5, 2025).

10.3+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with the Aclaris Therapeutics, Inc. 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 5, 2025).

10.4+

Employment Agreement, dated as of April 28, 2025, by and between the Registrant and Jesse Hall (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 8, 2025).

10.5+

Tenth Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on May 8, 2025).

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

ACLARIS THERAPEUTICS, INC.

Date: August 7, 2025	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: August 7, 2025	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)