Form 10-Q
period 2025-09-30
Aclaris Therapeutics, Inc.
filed 2025-11-06
CIK 1557746

7

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on October 31, 2025 was 108,345,239.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$25,256	$24,570
Short-term marketable securities	70,656	89,024
Accounts receivable, prepaid expenses and other current assets	4,680	12,357
Total current assets	100,592	125,951
Marketable securities	71,297	90,302
Property and equipment, net	811	1,008
Other assets	2,834	3,066
Total assets	$175,534	$220,327
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,187	$4,690
Accrued expenses	9,784	20,333
Deferred income	3,925	3,890
Other current liabilities	2,735	2,683
Total current liabilities	25,631	31,596
Other liabilities	1,711	4,439
Deferred income, net of current portion	17,492	20,038
Contingent consideration	10,600	8,700
Total liabilities	55,434	64,773
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 400,000,000 and 200,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 108,342,592 and 107,850,124 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid‑in capital	1,067,491	1,058,317
Accumulated other comprehensive income	597	97
Accumulated deficit	(947,989)	(902,861)
Total stockholders’ equity	120,100	155,554
Total liabilities and stockholders’ equity	$175,534	$220,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Contract research	$485	$645	$1,372	$1,926
Licensing	2,814	3,701	5,159	7,583
Total revenue	3,299	4,346	6,531	9,509

Costs and expenses:
Cost of revenue	538	654	1,559	2,087
Research and development	13,028	5,956	36,061	24,560
General and administrative	4,871	5,653	16,396	17,249
Licensing	1,911	1,754	4,256	4,070
Revaluation of contingent consideration	100	800	1,900	3,800
Total costs and expenses	20,448	14,817	60,172	51,766
Loss from operations	(17,149)	(10,471)	(53,641)	(42,257)

Other income:
Interest income	1,819	1,991	6,003	5,850
Non-cash royalty income	716	894	2,510	894
Total other income	2,535	2,885	8,513	6,744
Net loss	$(14,614)	$(7,586)	$(45,128)	$(35,513)

Net loss per share, basic and diluted	$(0.12)	$(0.11)	$(0.37)	$(0.50)
Weighted average common shares outstanding, basic and diluted	122,619,311	71,381,731	122,531,032	71,249,813

Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	$115	$890	$500	$533
Total other comprehensive income	115	890	500	533
Comprehensive loss	$(14,499)	$(6,696)	$(44,628)	$(34,980)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2024	107,850,124	$1	$1,058,317	$97	$(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	415,405	—	(275)	—	—	(275)
Unrealized gain on marketable securities	—	—	—	337	—	337
Stock-based compensation expense	—	—	3,535	—	—	3,535
Net loss	—	—	—	—	(15,085)	(15,085)
Balance at March 31, 2025	108,265,529	$1	$1,061,577	$434	$(917,946)	$144,066
Issuance of common stock in connection with vesting of restricted stock units	63,265	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	48	—	48
Stock-based compensation expense	—	—	3,063	—	—	3,063
Net loss	—	—	—	—	(15,429)	(15,429)
Balance at June 30, 2025	108,328,794	$1	$1,064,631	$482	$(933,375)	$131,739
Issuance of common stock in connection with vesting of restricted stock units	13,798	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	115	—	115
Stock-based compensation expense	—	—	2,860	—	—	2,860
Net loss	—	—	—	—	(14,614)	(14,614)
Balance at September 30, 2025	108,342,592	$1	$1,067,491	$597	$(947,989)	$120,100

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with vesting of restricted stock units	353,128	—	(55)	—	—	(55)
Unrealized loss on marketable securities	—	—	—	(258)	—	(258)
Stock-based compensation expense	—	—	2,089	—	—	2,089
Net loss	—	—	—	—	(16,941)	(16,941)
Balance at March 31, 2024	71,248,017	$1	$930,114	$(364)	$(787,737)	$142,014
Issuance of common stock in connection with vesting of restricted stock units	84,808	—	(10)	—	—	(10)
Unrealized loss on marketable securities	—	—	—	(99)	—	(99)
Stock-based compensation expense	—	—	2,903	—	—	2,903
Net loss	—	—	—	—	(10,986)	(10,986)
Balance at June 30, 2024	71,332,825	$1	$933,007	$(463)	$(798,723)	$133,822
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	84,688	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	890	—	890
Stock-based compensation expense	—	—	3,004	—	—	3,004
Net loss	—	—	—	—	(7,586)	(7,586)
Balance at September 30, 2024	71,417,513	$1	$936,032	$427	$(806,309)	$130,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(45,128)	$(35,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352	664
Stock-based compensation expense	9,458	7,996
Revaluation of contingent consideration	1,900	3,800
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	6,810	3,699
Accounts payable	4,484	(1,216)
Accrued expenses and other liabilities	(9,348)	(15,514)
Deferred income	(2,510)	24,947
Net cash used in operating activities	(33,982)	(11,137)
Cash flows from investing activities:
Purchases of property and equipment, net	(87)	(121)
Purchases of marketable securities	(35,124)	(49,555)
Proceeds from sales and maturities of marketable securities	74,040	68,630
Payment of deferred transaction consideration for in-licensed assets	(833)	—
Net cash provided by investing activities	37,996	18,954
Cash flows from financing activities:
Payment of deferred transaction consideration for in-licensed assets	(3,044)	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(284)	(76)
Proceeds from exercise of employee stock options and the issuance of stock	—	32
Net cash used in financing activities	(3,328)	(44)
Net increase in cash and cash equivalents	686	7,773
Cash and cash equivalents at beginning of period	24,570	39,878
Cash and cash equivalents at end of period	$25,256	$47,651

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$12	$—

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $167.2 million and an accumulated deficit of $948.0 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, inflationary pressures, tariff policies, and the current shutdown of the U.S. federal government. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its product candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statement of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (“Annual Report”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, its changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024.  The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at September 30, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of September 30, 2025, the discount rate ranged between 6.8% and 8.4% depending on the year of each potential payment.

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

Discontinued Operations

As of September 30, 2025 and December 31, 2024, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s condensed consolidated balance sheet, related to discontinued commercial products.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of this ASU and, upon adoption, expects that any impact would be limited to additional income tax disclosures in the footnotes to the Company’s consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,707	$—	$—	$21,707
Marketable securities	—	141,953	—	141,953
Total assets	$21,707	$141,953	$—	$163,660

Liabilities:
Contingent consideration	$—	$—	$10,600	$10,600
Total liabilities	$—	$—	$10,600	$10,600

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22,245	$—	$—	$22,245
Marketable securities	—	179,326	—	179,326
Total assets	$22,245	$179,326	$—	$201,571

Liabilities:
Contingent consideration	$—	$—	$8,700	$8,700
Total liabilities	$—	$—	$8,700	$8,700

As of September 30, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of September 30, 2025 consisted of corporate debt securities and U.S. government debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2024 consisted of commercial paper, corporate debt securities, foreign government agency debt securities, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three and nine months ended September 30, 2025 and 2024, there were no transfers into or out of Level 3.

The overall $1.9 million increase in the fair value of the contingent consideration liability during the nine months ended September 30, 2025 was primarily due to changes to the probability of success for certain product candidates and the passage of time.

As of September 30, 2025 and December 31, 2024, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	September 30, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$90,827	$379	$(4)	$91,202
U.S. government debt securities(2)	50,529	222	—	50,751
Total marketable securities	$141,356	$601	$(4)	$141,953
(1)	Included in Corporate debt securities is $45.7 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $25.6 million with maturity dates between one and three years.

	December 31, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$105,154	$192	$(156)	$105,190
Commercial paper	4,720	—	(1)	4,719
Foreign government agency debt securities	4,911	16	—	4,927
U.S. government and government agency debt securities(2)	64,454	47	(11)	64,490
Total marketable securities	$179,239	$255	$(168)	$179,326

(1)	Included in Corporate debt securities is $59.8 million with maturity dates between one and three years.
(2)	Included in U.S. government and government agency debt securities is $30.5 million with maturity dates between one and three years.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Computer equipment	$1,173	$1,198
Lab equipment	3,144	3,137
Furniture and fixtures	661	661
Leasehold improvements	817	817
Property and equipment, gross	5,795	5,813
Accumulated depreciation	(4,984)	(4,805)
Property and equipment, net	$811	$1,008

Depreciation expense was $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Employee compensation expenses	$3,756	$4,979
Research and development expenses	1,685	2,173
Deferred transaction consideration	2,372	3,927
Licensing expenses	1,584	8,645
Restructuring expenses (Note 13)	—	163
Other expenses	387	446
Total accrued expenses	$9,784	$20,333

6. Stockholders’ Equity

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of September 30, 2025 or December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, the Company’s Charter authorized the Company to issue 400,000,000 and 200,000,000 shares of $0.00001 par value common stock, respectively. There were 108,342,592 and 107,850,124 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through September 30, 2025.

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

As of September 30, 2025, all of the Warrants were unexercised.

7. Stock-Based Awards

2025 Equity Incentive Plan

In April 2025, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”) and in June 2025, the Company’s stockholders approved the 2025 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2025 Plan was 25,532,993 shares of common stock, which includes (i) 9,000,000 new shares of common stock, (ii) 3,957,232 shares of common stock that remained available for future grant under the 2015 Plan upon adoption of the 2025 Plan and (iii) up to 12,575,761 shares of common stock underlying outstanding awards under the 2015 Plan and the 2012 Equity Compensation Plan (as amended and restated, the “2012 Plan”), which may become available for issuance under the 2025 Plan if and as such awards expire, are otherwise terminated, settled in cash, or repurchased by the Company. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2025 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of September 30, 2025, 12,279,431 shares remained available for grant under the 2025 Plan. The Company had 794,760 stock options and 241,840 RSUs outstanding as of September 30, 2025 under the 2025 Plan.

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of September 30, 2025, 493,500 shares remained available for grant under the 2024 Inducement Plan. The Company had 1,172,000 stock options and 334,500 RSUs outstanding as of September 30, 2025 under the 2024 Inducement Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 343,500 stock options outstanding as of September 30, 2025 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Plan, and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the 2015 Plan. The Company had 9,144,258 stock options and 3,098,491 RSUs outstanding as of September 30, 2025 under the 2015 Plan.

2012 Equity Compensation Plan

In August 2012, the Company’s board of directors adopted the 2012 Plan and the Company’s stockholders approved the 2012 Plan. Upon the 2015 Plan becoming effective, no further grants can be made under the 2012 Plan. The Company had no equity awards outstanding as of September 30, 2025 under the 2012 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.28%	3.85%
Expected term (in years)	6.2	6.0
Expected volatility	82.77%	81.95%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2024	6,721,967	$11.12	6.8	$2,968
Granted	5,194,155	2.16
Forfeited and cancelled	(461,604)	7.34
Outstanding as of September 30, 2025	11,454,518	$7.27	7.8	$2,157
Options vested and expected to vest as of September 30, 2025	11,454,518	$7.27	7.8	$2,157
Options exercisable as of September 30, 2025	4,358,272	$13.75	5.7	$911

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2025 was $1.60 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2024	2,276,151	$5.12
Granted	2,093,713	2.23
Vested	(608,833)	8.32	$1,355
Forfeited and cancelled	(86,200)	4.67
Outstanding as of September 30, 2025	3,674,831	$2.96

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations and comprehensive loss included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$191	$232	$600	$707
Research and development	964	1,124	3,255	2,192
General and administrative	1,705	1,648	5,603	5,097
Total stock-based compensation expense	$2,860	$3,004	$9,458	$7,996

As of September 30, 2025, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $12.4 million and $7.3 million, respectively, which is expected to be recognized over weighted average periods of 2.6 years and 2.3 years, respectively.

8. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for share and per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(14,614)	$(7,586)	$(45,128)	$(35,513)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	122,619,311	71,381,731	122,531,032	71,249,813
Net loss per share, basic and diluted	$(0.12)	$(0.11)	$(0.37)	$(0.50)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the three and nine months ended September 30, 2025, the basic and diluted weighted-average shares outstanding included the shares of common stock issuable upon exercise of the Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2025 and 2024. All share amounts presented in the table below represent the total number outstanding as of September 30, 2025 and 2024.

	Nine Months Ended
	September 30,
	2025	2024
Options to purchase common stock	11,454,518	6,445,232
Restricted stock units	3,674,831	3,071,776
Total potential shares of common stock	15,129,349	9,517,008

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

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(In thousands)	2025	2024
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(2,102)	(1,688)
Other assets	$2,428	$2,842

Current portion of lease liabilities	$533	$481
Other liabilities	1,711	2,117
Total operating lease liabilities	$2,244	$2,598

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.4 million for each of the nine months ended September 30, 2025 and 2024.

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

License Agreement – Sun Pharmaceutical Industries, Inc.

In December 2023, the Company entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc. (“Sun Pharma”). Under the license agreement, the Company granted Sun Pharma exclusive rights under certain patents that the Company exclusively licenses from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s Janus kinase (“JAK”) inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has paid the Company upfront, regulatory and commercial milestone payments, and has agreed to pay the Company other regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. The Company has separate contractual obligations under which the Company has agreed to pay to third parties a portion of the consideration it may receive under the license agreement.

The Company recognized $1.5 million of licensing revenue during the three and nine months ended September 30, 2025, a portion of which was payable to third parties.

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

The Company recognized $1.3 million and $3.6 million of licensing revenue during the three and nine months ended September 30, 2025, respectively, all of which was payable to third parties. The Company recognized $0.7 million and $4.6 million of licensing revenue during the three and nine months ended September 30, 2024, respectively, a portion of which was payable to third parties.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded the Company’s asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that were due and outstanding by EPI Health had been fully reserved. During the three months ended September 30, 2025, the Company sold all of its right, title and interest in its bankruptcy claims against EPI Health and wrote off the remaining reserved balance as it was deemed uncollectible.

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

As of September 30, 2025 and December 31, 2024, the balance of the Company’s contingent consideration liability was $10.6 million and $8.7 million, respectively (see Note 3).

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognizes non-cash royalty income under the “units-of-revenue” method in the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $2.5 million of non-cash royalty income, respectively. For each of the three and nine months ended September 30, 2024, the Company recognized $0.9 million of non-cash royalty income. As of September 30, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $17.5 million, respectively. As of December 31, 2024, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $20.0 million, respectively.

12. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2025 and 2024. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on the consolidated financial statements.

13. Restructuring Charges

In December 2023, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 46%, which was completed as of December 31, 2024. During the nine months ended September 30, 2025, the Company made cash severance payments of $0.2 million to impacted employees. During the three and nine months ended September 30, 2024, the Company recognized severance expense of $26 thousand and $2.6 million, respectively, and made cash severance payments of $5.2 million to impacted employees during the nine months ended September 30, 2024.

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

Since inception, the Company has incurred net losses and has an accumulated deficit of $948.0 million as of September 30, 2025. As such, the CODM uses segment loss from operations for each segment in assessing segment performance by comparing the results of each segment to forecast. All intercompany activity is eliminated in the intersegment elimination column in the tables below.

A reconciliation of operating loss to total consolidated loss before income taxes for the three and nine months ended September 30, 2025 and 2024 is as follows:

(In thousands)		Contract	Intersegment
Three Months Ended September 30, 2025	Therapeutics	Research	Elimination	Total
Revenue from external customers	$2,814	$485	$—	$3,299
Intercompany revenue	—	4,130	(4,130)	—
Cost of revenue	—	4,454	(3,916)	538
Research and development:
Bosakitug	3,062	—	—	3,062
ATI-2138	1,469	—	—	1,469
ATI-052	1,837	—	—	1,837
Discovery	2,340	—	—	2,340
Total Research and development project expenses	8,708	—	—	8,708
Personnel	2,993	—	—	2,993
Other research and development expense(1)	1,541	—	—	1,541
Total research and development	13,242	—	(214)	13,028
General and administrative	—	467	—	467
Licensing	1,911	—	—	1,911
Revaluation of contingent consideration	100	—	—	100
Segment operating loss	$(12,439)	$(306)	$—	$(12,745)
Non-segment general and administrative				4,404
Other income				2,535
Loss before income taxes				$(14,614)

(In thousands)		Contract	Intersegment
Three Months Ended September 30, 2024	Therapeutics	Research	Elimination	Total
Revenue from external customers	$3,701	$645	$—	$4,346
Intercompany revenue	—	3,035	(3,035)	—
Cost of revenue	—	3,485	(2,831)	654
Research and development:
ATI-2138	745	—	—	745
Discovery	1,263	—	—	1,263
Total Research and development project expenses	2,008	—	—	2,008
Personnel	1,970	—	—	1,970
Other research and development expense(1)	2,182	—	—	2,182
Total research and development	6,160	—	(204)	5,956
General and administrative	—	905	—	905
Licensing	1,754	—	—	1,754
Revaluation of contingent consideration	800	—	—	800
Segment operating loss	$(5,013)	$(710)	$—	$(5,723)
Non-segment general and administrative				4,748
Other income				2,885
Loss before income taxes				$(7,586)
(1)	Other segment items for the Therapeutics segment consist primarily of the following research and development expenses: former development assets, stock-based compensation, depreciation and amortization, and regulatory.

(In thousands)		Contract	Intersegment
Nine Months Ended September 30, 2025	Therapeutics	Research	Elimination	Total
Revenue from external customers	$5,159	$1,372	$—	$6,531
Intercompany revenue	—	11,085	(11,085)	—
Cost of revenue	—	11,983	(10,424)	1,559
Research and development:
Bosakitug	9,293	—	—	9,293
ATI-2138	4,395	—	—	4,395
ATI-052	3,874	—	—	3,874
Discovery	5,306	—	—	5,306
Total Research and development project expenses	22,868	—	—	22,868
Personnel	8,904	—	—	8,904
Other research and development expense(1)	4,950	—	—	4,950
Total research and development	36,722	—	(661)	36,061
General and administrative	—	1,989	—	1,989
Licensing	4,256	—	—	4,256
Revaluation of contingent consideration	1,900	—	—	1,900
Segment operating loss	$(37,719)	$(1,515)	$—	$(39,234)
Non-segment general and administrative				14,407
Other income				8,513
Loss before income taxes				$(45,128)

(In thousands)		Contract	Intersegment
Nine Months Ended September 30, 2024	Therapeutics	Research	Elimination	Total
Revenue from external customers	$7,583	$1,926	$—	$9,509
Intercompany revenue	—	10,122	(10,122)	—
Cost of revenue	—	11,558	(9,471)	2,087
Research and development:
ATI-2138	1,560	—	—	1,560
Discovery	4,408	—	—	4,408
Total Research and development project expenses	5,968	—	—	5,968
Personnel	9,002	—	—	9,002
Other research and development expense(1)	10,241	—	—	10,241
Total research and development	25,211	—	(651)	24,560
General and administrative	—	3,033	—	3,033
Licensing	4,070	—	—	4,070
Revaluation of contingent consideration	3,800	—	—	3,800
Segment operating loss	$(25,498)	$(2,543)	$—	$(28,041)
Non-segment general and administrative				14,216
Other income				6,744
Loss before income taxes				$(35,513)
(1)	Other segment items for the Therapeutics segment consist primarily of the following research and development expenses: former development assets, stock-based compensation, depreciation and amortization, and regulatory.

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

We are exploring the potential of ATI-2138 in additional indications that are relevant to the mechanism of action, including lichen planus, scarring alopecias, and alopecia areata. We plan to initiate a Phase 2 trial in the additional indication in the first half of 2026.

ATI-052, an Investigational, Novel Anti-TSLP and Anti-IL-4R Bispecific Antibody

ATI-052 is an investigational, novel, humanized anti-TSLP and anti-interleukin-4 receptor (“IL-4R”) bispecific antibody that exhibits high binding affinity to and dual blockade of both the upstream TSLP receptor signal transduction and downstream IL-4R activation thereby inhibiting this central proinflammatory pathway. ATI-052 targets TSLP, which sits at the top of the inflammatory cascade; by targeting IL-4R, it blocks both downstream IL-4 and IL-13, which are key cytokines involved in Th2-mediated inflammation and allergic diseases. ATI-052 utilizes the same TSLP antigen-binding fragment (“Fab”) as bosakitug but is engineered to bind more tightly to the neonatal Fc receptor (“FcRn”), potentially extending its half-life. In addition, the AQQ mutation in the Fc limits effector functionality, reducing off-target binding and potential toxicity. ATI-052 has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Greater China) to ATI-052 from Biosion.

Our Investigational New Drug (“IND”) application for ATI-052 was cleared by the U.S. Food and Drug Administration (“FDA”) in April 2025, and in June 2025, we initiated a Phase 1a/1b program. The randomized, blinded, placebo-controlled Phase 1a portion is designed to evaluate the safety, tolerability, PK and PD of ATI-052 in healthy volunteers receiving single ascending doses (“SAD”) and multiple ascending doses (“MAD”). We expect to announce top-line results from the Phase 1a SAD/MAD portion in early 2026. We plan to initiate Phase 1b proof-of-concept trials in asthma (subject to IND submission and clearance) and atopic dermatitis in the first half of 2026, with top-line results from both trials expected in the second half of 2026.

Next-Generation ITK Inhibitors

We are developing next-generation covalent ITK selective inhibitors with differentiated pharmacological properties and selectivity profiles. These JAK3-sparing inhibitors have the potential to differentially modulate T cell biology across a broad range of disease indications with extended half-lives and best-in-class potential potency, ITK occupancy, and ITK activation. We are progressing to lead candidate selection and expect to file an IND application for a next-generation ITK inhibitor in the second half of 2026.

Discovery and Preclinical Programs

We conduct small molecule drug discovery through KINect, our proprietary drug discovery platform. We also engage in discovery efforts for novel, injectable, multi-specific antibodies. Through our integrated discovery approach, we can progress product candidates from concept through lead optimization, employing robust screening cascades and protein characterization techniques to identify molecules with desired therapeutic properties.

Our KINect platform allows us to address challenges associated with difficult to drug kinases including selectivity and biochemical efficiency, through a unique combination of our proprietary chemical library of kinase inhibitors, our novel approaches to inhibitor modalities, our expertise in structure-based drug design, and our custom kinase assays. Our approach involves the following mechanisms: (1) reversible and irreversible covalent inhibitors, (2) molecular glue/complex targeted inhibitors, (3) tissue specific inhibitors, and (4) targeted protein degraders. These novel approaches are currently being utilized to prosecute additional validated, difficult to drug kinase targets with the goal of demonstrating broad target utility. Our small molecule discovery efforts center on targeting kinases that play pivotal roles in various inflammatory and autoimmune pathways.

Our discovery efforts to develop multi-specific antibodies are focused on generating antibodies with superior target affinity, specificity, and potency utilizing combinations of (a) two or more clinically validated targets with non-overlapping biology, (b) clinically validated targets with novel biology, and/or (c) synergistic target combinations in an effort to address shortcomings of multi-drug administration. This complementary approach to our small molecule programs enables us to pursue optimal therapeutic modalities for each target and indication of interest. For example, we are progressing several bispecific antibodies utilizing the bosakitug anti-TSLP binding region paired with binding fragments targeting other undisclosed cytokine signaling pathways.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $45.1 million for the nine months ended September 30, 2025 and $132.1 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $948.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development.  In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in pursuing strategic alternatives, including identifying and consummating transactions with third-party partners, to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

We have historically financed our operations primarily with sales of equity securities and non-dilutive financing. In the near term, we expect to finance our operations through these and other capital sources, including potential partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on commercially acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when needed, we may have to significantly delay, scale back or discontinue the development of one or more of our product candidates.

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including inflationary pressure, tariff policies, geopolitical conflicts, and the current shutdown of the U.S. federal government, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

We recognized $0.7 million and $2.5 million of non-cash royalty income during the three and nine months ended September 30, 2025, respectively. We recognized $0.9 million of non-cash royalty income during each of the three and nine months ended September 30, 2024.

License Agreement with Sun Pharmaceutical Industries, Inc.

In December 2023, we entered into an exclusive patent license agreement with Sun Pharmaceutical Industries, Inc. (“Sun Pharma”). Under the license agreement, we granted Sun Pharma exclusive rights under certain patents that we exclusively license from a third party. The patents relate to the use of deuruxolitinib, Sun Pharma’s JAK inhibitor, or other isotopic forms of ruxolitinib, to treat alopecia areata or androgenetic alopecia. Under the license agreement, Sun Pharma has paid us upfront, regulatory and commercial milestone payments, and has agreed to pay us other regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a mid single-digit tiered royalty calculated as a percentage of Sun Pharma’s net sales. We have separate contractual obligations under which we have agreed to pay to third parties a portion of the consideration we may receive under the license agreement. We may seek to monetize this asset.

We recognized $1.5 million of licensing revenue during the three and nine months ended September 30, 2025, a portion of which was payable to third parties.

License Agreement with Pediatrix Therapeutics, Inc.

In November 2022, we entered into a license agreement with Pediatrix under which we granted Pediatrix the exclusive rights to develop, manufacture and commercialize lepzacitinib in Greater China. Pediatrix has paid us an upfront payment, and has agreed to pay us development, regulatory and commercial milestone payments upon the achievement of specified milestones set forth in the agreement, and a tiered royalty ranging from a low-to-high single digit percentage of net sales of lepzacitinib by Pediatrix in Greater China. A portion of the consideration received from Pediatrix is payable to the former Confluence (as defined below) equity holders as described below under the caption “—Agreement and Plan of Merger with Confluence.”

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

We recognized $1.3 million and $3.6 million of licensing revenue during the three and nine months ended September 30, 2025, respectively, all of which was payable to third parties. We recognized $0.7 million and $4.6 million of licensing revenue during the three and nine months ended September 30, 2024, respectively, a portion of which was payable to third parties.

Asset Purchase Agreement with EPI Health

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”), to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that were due and outstanding by EPI Health had been fully reserved. During the three months ended September 30, 2025, we sold all of our right, title and interest in our bankruptcy claims against EPI Health and wrote off the remaining reserved balance as it was deemed uncollectible.

Agreement and Plan of Merger with Confluence

In 2017, we entered into an Agreement and Plan of Merger (the “Confluence Agreement”), with Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”), Aclaris Life Sciences, Inc., our wholly owned subsidiary (“Merger Sub”), and Fortis Advisors LLC, as representative of the equity holders of Confluence. Pursuant to the terms of the Confluence Agreement, Merger Sub merged with and into Confluence, with Confluence surviving as our wholly owned subsidiary.

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

Restructuring

In December 2023, our board of directors approved a reduction of our workforce by approximately 46%, which was completed as of December 31, 2024. During the nine months ended September 30, 2025, we made cash severance payments of $0.2 million to impacted employees. During the three and nine months ended September 30, 2024, we recognized severance expense of $26 thousand and $2.6 million, respectively, and made cash severance payments of $5.2 million to impacted employees during the nine months ended September 30, 2024.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at September 30, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of September 30, 2025, the discount rate ranged between 6.8% and 8.4% depending on the year of each potential payment.

During the nine months ended September 30, 2025, we recorded a charge to the contingent consideration liability of $1.9 million, which was primarily due to changes to the probability of success for certain product candidates and the passage of time.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues:
Contract research	$485	$645	$(160)	$1,372	$1,926	$(554)
Licensing	2,814	3,701	(887)	5,159	7,583	(2,424)
Total revenue	3,299	4,346	(1,047)	6,531	9,509	(2,978)

Costs and expenses:
Cost of revenue	538	654	(116)	1,559	2,087	(528)
Research and development	13,028	5,956	7,072	36,061	24,560	11,501
General and administrative	4,871	5,653	(782)	16,396	17,249	(853)
Licensing	1,911	1,754	157	4,256	4,070	186
Revaluation of contingent consideration	100	800	(700)	1,900	3,800	(1,900)
Total costs and expenses	20,448	14,817	5,631	60,172	51,766	8,406
Loss from operations	(17,149)	(10,471)	(6,678)	(53,641)	(42,257)	(11,384)

Other income:
Interest income	1,819	1,991	(172)	6,003	5,850	153
Non-cash royalty income	716	894	(178)	2,510	894	1,616
Total other income	2,535	2,885	(350)	8,513	6,744	1,769
Net loss	$(14,614)	$(7,586)	$(7,028)	$(45,128)	$(35,513)	$(9,615)

Revenue

Contract research

The decrease in contract research revenue for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, was driven by lower overall hours billed for laboratory services. The decrease during the nine-month period was partially offset by a higher average billing rate.

Licensing

The decrease in licensing revenue during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a larger milestone achieved under the Sun Pharma license agreement during the three months ended September 30, 2024.

The decrease in licensing revenue during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to a larger milestone achieved under the Sun Pharma license agreement and higher licensing revenue earned under the Lilly license agreement during the nine months ended September 30, 2024. We sold a portion of the royalties we may receive under the Lilly license agreement to OMERS in July 2024.

Costs and Expenses

Cost of Revenue

The decrease in cost of revenue for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was driven by lower overall hours billed for laboratory services.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Bosakitug	$3,062	$—	$3,062	$9,293	$—	$9,293
ATI-2138	1,469	745	724	4,395	1,560	2,835
ATI-052	1,837	—	1,837	3,874	—	3,874
Discovery	2,340	1,263	1,077	5,306	4,408	898
Other research and development	363	854	(491)	1,034	7,398	(6,364)
Personnel	2,993	1,970	1,023	8,904	9,002	(98)
Stock-based compensation	964	1,124	(160)	3,255	2,192	1,063
Total research and development expenses	$13,028	$5,956	$7,072	$36,061	$24,560	$11,501

Bosakitug

The expenses incurred for bosakitug during the three and nine months ended September 30, 2025 consisted primarily of product candidate manufacturing costs and clinical development expenses associated with a Phase 2 trial in atopic dermatitis.

ATI-2138

The increase in expenses for ATI-2138 during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to preclinical development expenses associated with toxicity studies, which was partially offset by a decrease in clinical development expenses associated with a Phase 2a trial in atopic dermatitis.

The increase in expenses for ATI-2138 during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in preclinical development expenses and clinical development expenses associated with a Phase 2a trial in atopic dermatitis.

ATI-052

Research and development expenses related to ATI-052 for the three and nine months ended September 30, 2025 primarily consisted of product candidate manufacturing costs, preclinical development activities, and clinical development expenses associated with a Phase 1a/1b program.

Discovery

Discovery expenses increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to increased investment in our discovery-stage programs as we progressed our next generation ITK selective inhibitors toward candidate selection.

Other research and development

The decrease in other research and development expenses during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to clinical development expenses associated with former development assets.

Personnel and stock-based compensation

The increase in personnel expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to higher headcount. The increase in stock-based compensation expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to higher forfeiture credits during the nine months ended September 30, 2024.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Personnel	$1,930	$1,189	$741	$5,667	$5,041	$626
Professional and legal fees	771	1,854	(1,083)	2,688	3,881	(1,193)
Facility and support services	707	480	227	1,931	1,676	255
Other general and administrative	(242)	482	(724)	507	1,554	(1,047)
Stock-based compensation	1,705	1,648	57	5,603	5,097	506
Total general and administrative expenses	$4,871	$5,653	$(782)	$16,396	$17,249	$(853)

Personnel and stock-based compensation

The increase in personnel expenses during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to higher headcount. The increase in stock-based compensation expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to higher forfeiture credits during the nine months ended September 30, 2024.

Professional and legal fees

The decrease in professional and legal fees during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to business development expenses incurred in the prior year in connection with the royalty purchase agreement with OMERS.

Other general and administrative

The decrease in other general and administrative expenses during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to the sale of our bankruptcy claims against EPI Health.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 mainly due to higher discount rates resulting from changes in credit spreads being applied to potential payments during the three months ended September 30, 2025.

The revaluation of contingent consideration loss decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 mainly due to changes in estimated sales levels and changes to the probability of success for certain product candidates during the nine months ended September 30, 2024.

Other Income

Non-cash Royalty Income

Non-cash royalty income includes income related to the proceeds from the sale of a portion of our OLUMIANT® royalty payments to OMERS in July 2024.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred net losses and negative cash flows from our operations. We have financed our operations over the last several years primarily through sales of our equity securities and non-dilutive financing. We may engage in additional equity and other financing transactions in order to raise funds.  We may receive royalties and milestone payments under third-party licensing and acquisition agreements. In addition, to the extent we are able to consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, we may receive upfront payments, milestone payments or royalties from such arrangements that would increase our liquidity.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $167.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement, Biosion Agreement and CTTQ Agreement, which are summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Cash Flows

Cash and cash equivalents were $25.3 million as of September 30, 2025 compared to $24.6 million as of December 31, 2024. We also had $142.0 million in short- and long-term marketable securities as of September 30, 2025 compared to $179.3 million as of December 31, 2024.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Cash and cash equivalents beginning balance	$24,570	$39,878
Net cash used in operating activities	(33,982)	(11,137)
Net cash provided by investing activities	37,996	18,954
Net cash used in financing activities	(3,328)	(44)
Cash and cash equivalents ending balance	$25,256	$47,651

Operating Activities

Cash flow related to operating activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Net loss	$(45,128)	$(35,513)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	11,710	12,460
Change in accounts receivable, prepaid expenses and other assets	6,810	3,699
Change in accounts payable and accrued expenses	(4,864)	(16,730)
Change in deferred income	(2,510)	24,947
Net cash used in operating activities	$(33,982)	$(11,137)

Net cash used in operating activities increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of proceeds from the royalty sale to OMERS and lower net losses after adjusting for non-cash items during the nine months ended September 30, 2024. This increase was partially offset by a decrease in cash used for accounts payable and accrued expenses, which was due to the timing of payments to vendors and severance payments in connection with the reduction in our workforce.

Investing Activities

Cash flow related to investing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Purchases of property and equipment, net	$(87)	$(121)
Purchases of marketable securities	(35,124)	(49,555)
Proceeds from sales and maturities of marketable securities	74,040	68,630
Payment of deferred transaction consideration for in-licensed assets	(833)	—
Net cash provided by investing activities	$37,996	$18,954

The increase in net cash provided by investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted primarily from lower purchases of marketable securities and higher proceeds from sales and maturities of marketable securities during the nine months ended September 30, 2025.

Financing Activities

Cash flow related to financing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2025	2024
Payment of deferred transaction consideration for in-licensed assets	$(3,044)	$—
Payments of employee withholding taxes related to restricted stock unit award vesting	(284)	(76)
Proceeds from exercise of employee stock options and the issuance of stock	—	32
Net cash used in financing activities	$(3,328)	$(44)

Net cash used in financing activities increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the payment of deferred transaction consideration in connection with the Biosion Agreement during the nine months ended September 30, 2025.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions. We will require additional capital to develop our product candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, tariff policies, inflationary pressures, and the current shutdown of the U.S. federal government. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our product candidates, we may need to substantially curtail our planned operations.

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

Our aggregate remaining lease payment obligation for these two spaces was $2.7 million as of September 30, 2025.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of September 30, 2025, the balance of our contingent consideration liability was $10.6 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1+*	Employment Agreement, effective as of July 28, 2025, by and between the Registrant and Roland Kolbeck.

31.1*	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

ACLARIS THERAPEUTICS, INC.

Date: November 6, 2025	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: November 6, 2025	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)