Form 10-K
period 2025-12-31
Aclaris Therapeutics, Inc.
filed 2026-02-26
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025	Commission file number 001-37581

ACLARIS THERAPEUTICS, INC.

Incorporated under the Laws of the	I.R.S. Employer Identification No.
State of Delaware	46-0571712

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

As of June 30, 2025, the last business day of the registrant’s last completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $149.2 million based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market, on such date.

As of January 30, 2026, 120,595,189 shares of common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by the words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue” and “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

●	our plans to develop our product candidates;
●	the timing of our planned clinical trials of our product candidates and the reporting of the results from these trials;
●	the clinical utility of our product candidates and our expectations about their properties and therapeutic effects;
●	our plans and expectations related to manufacturing capabilities and strategy;
●	our expectations regarding coverage and reimbursement of our product candidates, if approved;
●	the timing of our regulatory filings and approvals for our product candidates;
●	our intellectual property position;
●	our plans to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, and earn revenue from such arrangements;
●	our expectations regarding competition;
●	the size and growth potential of the markets for our product candidates;
●	our expectations regarding our continued reliance on third parties;
●	the impacts of macroeconomic conditions on our business;
●	our expectations regarding our use of capital; and
●	our estimates regarding future revenue, expenses and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small and large molecule product candidates for immuno-inflammatory diseases. Our proprietary KINect drug discovery platform coupled with our integrated discovery approach to small and large molecules enables us to identify and advance product candidates designed to have superior target affinity, specificity and potency. We are seeking to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our novel product candidates.

Our Approach

We are dedicated to developing a pipeline of novel product candidates to address the needs of patients with immuno-inflammatory diseases who lack satisfactory treatment options. Our approach to achieving this goal includes the following key elements:

●	Leverage discovery, research and development expertise. We have state-of-the-art capabilities and expertise in small molecule and antibody development, including cell and molecular biology, biochemistry, enzymology, biomarker development, immunology, translational research, in vivo efficacy models, structure-based drug design (“SBDD”), and bioanalytical, computational, and medicinal chemistry. In addition, our team of scientists and professionals has broad experience in clinical development and strategy across atopic, respiratory, inflammatory and immunologic diseases.
●	Develop innovative biologic product candidates targeting validated pathways. We are advancing biologics programs comprising monoclonal and multispecific antibodies targeting well-characterized pathways in immuno-inflammatory diseases. Our approach leverages established biological targets while incorporating novel mechanisms and dual-targeting strategies to potentially enhance therapeutic outcomes. The biologics market has grown significantly, with monoclonal and bispecific antibodies representing a major segment of U.S. Food and Drug Administration (“FDA”) approved therapeutics. Our biologics pipeline includes bosakitug (ATI-045), an anti-thymic stromal lymphopoietin (“TSLP”) monoclonal antibody which has unique differentiation demonstrated by its low dissociation rate, long residence time and high potency. TSLP, a master regulator of type 2 (“Th2”) immune responses, is a broadly active key mediator in various inflammatory conditions, making it an attractive therapeutic target. We are also advancing ATI-052, a novel bispecific antibody that simultaneously targets both TSLP and interleukin-4 receptor (“IL-4Ra”), which blocks signaling of both IL-4 and IL-13, potentially offering enhanced efficacy through dual pathway inhibition. By pursuing both traditional monoclonal antibodies and innovative multispecific approaches, we aim to develop differentiated biological therapies that address significant unmet needs in immuno-inflammatory diseases.
●	Create small molecule medicines through kinome innovation utilizing our proprietary KINect platform. We are exploring the kinome, a subset of the human genome and one of the largest of all human gene families, responsible for signal transduction controlling cellular responses. Kinases are key regulators of cell function in many cell processes. By transferring phosphates to other molecules, kinases can induce a cellular response to environmental cues. Dysregulation and/or activating/blocking mutations in kinases can disrupt normal cell signaling and lead to diseases including autoimmune, cardiovascular, inflammatory, and metabolic disorders, making them important targets for drug development. There are over 80 kinase inhibitors approved by the FDA on the market; however, these drugs only target a small fraction of the kinome, with many clinically relevant kinase targets lacking validated inhibitors. In 2025, the kinase inhibitors market was valued at over $67 billion and is expected to grow to over $94 billion by 2030. Our proprietary KINect platform enables us to identify potential small molecule product candidates through a unique combination of our proprietary chemical library of kinase inhibitors, our novel approach to inhibitor modalities, our expertise in SBDD and our custom kinase assays. The KINect platform is designed with the goal of expanding the druggable kinome, solving class challenges including affinity and selectivity, and providing a faster path to high quality inhibitor assets. We are focused on novel approaches toward the design and development of kinase inhibitors that target key enzymes involved in chronic inflammation and autoimmune disease. For example, we are developing a portfolio of highly potent, oral small molecule covalent inhibitors of IL-2-inducible tyrosine kinase (“ITK”). These include ATI-2138, an ITK and Janus kinase (“JAK”) 3 dual inhibitor, and JAK-sparing ITK inhibitors, including ATI-9494.
●	Broaden our drug development pipeline internally and externally. A key element of our strategy is to build and expand our pipeline of product candidates. We may seek to in-license or acquire additional product candidates, in addition to developing assets in-house.
●	Identify and consummate transactions with third-party partners for our product candidates. We intend to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.

Our Key Product Candidate Pipeline

Our pipeline of key product candidates is summarized in the table below.

Bosakitug, an Investigational, Novel Anti-TSLP Monoclonal Antibody

Bosakitug (ATI-045) is an investigational, novel, humanized anti-TSLP monoclonal antibody that specifically binds to human TSLP, blocking its interaction with the receptor complex and disrupting signal transduction. This mechanism prevents immune cells targeted by TSLP from releasing proinflammatory cytokines. Bosakitug has potential best-in-class properties, including a very high affinity to TSLP, very high potency, an extremely low dissociation rate from TSLP leading to long residence time and enhanced neutralization activity, and a half-life that can potentially support an extended dosing interval. The high affinity and low dissociation observed with bosakitug may be the result of unique biparatopic binding to both the N- and C-terminus of TSLP.  Bosakitug has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”)) to bosakitug from Biosion, Inc. (“Biosion”).

In a Phase 2a, single-arm, proof-of-concept trial in 22 U.S. patients with moderate to severe atopic dermatitis conducted by Biosion, 94% of patients receiving bosakitug achieved at least a 75% improvement in the Eczema Area and Severity Index (“EASI”), 65% of patients achieved EASI-90, and 88% of patients achieved an Investigator’s Global Assessment (“IGA”) score of 0 or 1 (clear or almost clear skin), at week 26 (n=17). Bosakitug demonstrated a strong pharmacodynamic profile and was generally well-tolerated with no serious adverse events reported. The most common treatment-emergent adverse event was headache (22.7% of patients). Grade 1 injection site reactions, primarily tenderness, occurred in 47.6% of patients.

In June 2025, we initiated a Phase 2 trial to investigate the efficacy, safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of bosakitug compared to placebo in approximately 96 patients with moderate to severe atopic dermatitis. The primary endpoint is percent change from baseline in EASI at week 24. Secondary endpoints at week 24 include EASI response (EASI-50, EASI-75, EASI-90), validated IGA response, body surface area (“BSA”) response, and Peak Pruritus Numerical Rating Scale (“PP-NRS”) score, relative to baseline. We expect to announce top-line data in the second half of 2026. Bosakitug is also currently being studied in severe asthma, chronic rhinosinusitis with nasal polyps and moderate to severe chronic obstructive pulmonary disease in China by CTTQ. CTTQ licenses bosakitug from Biosion in Greater China. Our clinical focus for bosakitug will remain on dermatological immuno-inflammatory indications and further global (excluding Greater China) development in respiratory indications will be dependent on entering into potential partnerships.

ATI-2138, an Investigational, Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is a highly potent and selective novel investigational dual inhibitor of ITK and JAK3 for the potential treatment of T cell-mediated autoimmune diseases. The unique dual pharmacology of ATI-2138 regulates T cell development and function both upstream (ITK) and downstream (JAK3), which may provide a more potent and complete anti-inflammatory response.

In July 2025, we announced positive top-line results from our open-label, single-arm Phase 2a trial of ATI-2138 in patients with moderate to severe atopic dermatitis. The trial met the primary and key secondary endpoints. The trial was designed to investigate the safety, tolerability, PK, efficacy, and PD of 10 mg of ATI-2138 administered twice daily (“BID”) for 12 weeks. The trial enrolled 14 patients in the United States, with 12 patients completing treatment and up to 10 patients available for the per protocol analysis. The primary endpoints were safety related parameters and the secondary endpoints included PD and efficacy related measures. No meaningful safety findings were observed, and ATI-2138 was very well tolerated. We observed consistent and rapid improvement across the efficacy assessments, with a mean and median improvement in EASI score at week 12 of 61% and 77%, respectively. Excluding one patient determined to be a statistical molecular outlier by more than four standard deviations who demonstrated systemic findings inconsistent with atopic dermatitis alone including significant non-lesional inflammation and who was not fully compliant with study drug administration, the mean and median improvement in EASI score at week 12 was 77% and 82%, respectively. At week 12, 63% of patients experienced a greater than or equal to 4-point improvement (which is considered a clinically meaningful response) in PP-NRS. Additional clinical results presented at the European Academy of Dermatology and Venerology conference in September 2025 further clarified the rapid improvements across efficacy measures, including week 4 decreases of 64% in BSA response (p<0.001), 77% in EASI score  (p<0.001), and 45% in PP-NRS (p<0.01). These results were sustained through end of treatment at week 12. ATI-2138 demonstrated near complete and sustained inhibition and occupancy of ITK ranging from approximately 90% at peak to 60% to 70% at trough, and a high level of inhibition of JAK3. Proteome and transcriptome lesional skin tap strip analyses showed significant ATI-2138-dependent reduction of multiple inflammatory pathways associated with ITK, including strong downregulation of Th2, Th17, and T cell receptor (“TCR”) pathways, along with the Th1 pathway and fibrosis-related markers. The decreases in inflammatory and fibrosis-related markers positively and strongly correlated with improvements in clinical scores.

We are exploring the potential of ATI-2138 in additional indications that are relevant to the dual pharmacology and mechanism of action, including certain alopecias and other inflammatory disorders.

ATI-052, an Investigational, Novel Anti-TSLP and Anti-IL-4Ra Bispecific Antibody

ATI-052 is an investigational, novel, humanized anti-TSLP and anti-IL-4Ra bispecific antibody that exhibits high binding affinity to and dual blockage of both the upstream TSLP receptor signal transduction and downstream IL-4Ra activation thereby inhibiting this central proinflammatory pathway. ATI-052 binds TSLP, which sits at the top of the inflammatory cascade; by targeting IL-4Ra, it blocks downstream signaling of both IL-4 and IL-13, two anti-inflammatory cytokines, which are critical components of Th2-mediated immunity and play a crucial role in the pathogenesis of inflammation and allergic diseases. ATI-052 utilizes the same TSLP antigen-binding fragment (“Fab”) as bosakitug but is engineered to bind more tightly to the neonatal Fc receptor (“FcRn”), potentially extending its half-life. In addition, the AQQ mutation in the Fc limits effector functionality, reducing off-target binding and potential toxicity. ATI-052 has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Greater China) to ATI-052 from Biosion.

  In January 2026, we announced positive interim results from our Phase 1a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portion of our first-in-human study evaluating ATI-052 in healthy volunteers. The randomized, blinded, placebo-controlled study enrolled 48 participants across four SAD cohorts (receiving single doses of 30, 120, 360, or 720 mg or placebo) and two MAD cohorts (receiving five doses of 240 or 480 mg or placebo administered every seven days). ATI-052 demonstrated a favorable safety and tolerability profile across all dose levels, with treatment-emergent adverse events (“TEAEs”) being predominantly Grade 1 in severity. The most common TEAE was mild, self-resolving injection site redness, and notably, no conjunctivitis was observed in any cohort. No Grade 3 TEAEs related to study drug, serious adverse events, or discontinuations due to adverse events occurred. The PK profile showed dose proportionality across the pharmacologic dose range with an effective half-life of at least 26 days. PD results demonstrated robust target engagement with concentration-dependent inhibition of IL-4 and TSLP stimulated CCL17/TARC at all doses tested. At 360 mg, ATI-052 achieved complete and sustained inhibition through week three, with near complete inhibition of TSLP stimulated CCL17/TARC observed at least six weeks after administration. These combined PK and PD characteristics support the potential for dosing intervals of up to every three months. We expect to announce complete top-line results from the SAD and MAD cohorts in the second quarter of 2026.

Based on these positive results, we initiated a Phase 1b proof-of-concept trial in atopic dermatitis in January 2026 and a Phase 1b proof-of-concept trial in asthma in February 2026, with top-line data from both studies expected in the second half of 2026. We plan to initiate a Phase 2b program for ATI-052 with asthma and atopic dermatitis as potential first indications, in the second half of 2026.

ATI-9494, an Investigational, Oral Covalent ITK Inhibitor, and Other JAK-Sparing ITK Inhibitors

We are developing ATI-9494, a highly potent, oral, covalent, investigational dual inhibitor of ITK and Resting Lymphocyte Kinase (TXK), and other covalent JAK-sparing ITK inhibitors with differentiated pharmacological properties and selectivity profiles. These inhibitors have the potential to differentially modulate T cell biology across a broad range of disease indications with extended half-lives and potential best-in-class potency, ITK occupancy, and ITK activation at low doses. We expect to file an IND application for ATI-9494 in the second half of 2026.

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

Reversible and Irreversible Covalent Inhibitors (small molecules inhibiting kinases by forming irreversible bonds with a cysteine at the active site): Central to the KINect platform is our novel chemical library of several hundred compounds specifically designed to target non-catalytic cysteine residues near the adenosine triphosphate (“ATP”) binding site of more than 300 kinases. Furthermore, using state-of-the-art drug modeling software, we are able to elaborate the structure of viable drug-like compounds culled from our library and extensive in silico libraries to optimize reversible binding to the target kinase and allow them to selectively form a covalent bond with the cysteine residue near the ATP site on the specific kinase target. This approach delivers inhibitors exhibiting enhanced potency, selectivity and biochemical efficiency thereby allowing pharmacological access to ‘hard to drug’ kinases. We then assess the function of the newly created compounds with physiologically relevant custom assays that effectively translate to human diseases.

Molecular Glue/Complex Targeted Inhibitors (small molecules that stabilize kinases in an inactive confirmation or ready them for degradation): Targeting kinase complexes with small molecule drugs designed to either stabilize (molecular glue) and/or generate inactive complexes provides several potential advantages over those designed against a single protein target including: (1) utilizing a more physiological translatable complex as the target, (2) providing novel protein interfaces devoid of competing endogenous ligands to target, and (3) identifying new chemical matter and modalities for difficult to drug kinase targets.

Tissue Specific Inhibitors (small molecules that inhibit kinases in target tissues with minimal systemic exposure): Target-specific inhibitors are drugs, often small molecules, designed to block specific proteins (like kinases) or pathways driving diseases including immunologic and inflammatory disorders. We believe that such inhibitors provide a unique opportunity to target certain diseases with highly specific compounds which may allow us to overcome potential systemic safety concerns and raise the efficacy ceiling.

Targeted Protein Degraders (small molecules that trigger the degradation of specific proteins by the ubiquitin/proteasome pathway): We believe targeted protein degraders represent a powerful approach to develop drugs against biologically important but difficult to drug proteins including kinases. This approach harnesses cellular protein clearing machinery to selectively remove proteins from the cell in contrast to inhibiting their function. This approach is particularly useful for kinases that have both catalytic and scaffolding functions for which inhibitors will only partially impact biology. We are exploring selective degraders of kinase targets with multiple biological functions in addition to the catalytic activity.

Our discovery efforts to develop multi-specific antibodies are focused on generating antibodies with superior target affinity, specificity, and potency utilizing combinations of (a) two or more clinically validated targets with non-overlapping biology, (b) clinically validated targets with novel biology, and/or (c) synergistic target combinations in an effort to address shortcomings of single drug administration. This complementary approach to our small molecule programs enables us to pursue optimal therapeutic modalities for each target and indication of interest. For example, we are progressing several bispecific antibodies utilizing the bosakitug anti-TSLP binding region paired with binding fragments targeting other undisclosed cytokine signaling pathways.

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

With respect to bosakitug, we are aware of a number of companies with monoclonal antibodies also targeting the TSLP ligand, and one company targeting the TSLP receptor, including Amgen and AstraZeneca (Tezepelumab, AMG-104), KeyMed Biosciences (CM326), Uniquity Bio (solrikitug), Windward Bio and Harbour BioMed and Kelun-Biotech (WIN378/HBM9378), GlaxoSmithKline (“GSK”) (GSK5784283), Generate Biomedicines (GB-0895), Qyuns

Therapeutics (QX008N), and UpStream Bio (verekutig).

With respect to ATI-052, our primary competitors include those developing multi-specific antibodies designed to inhibit both TSLP and IL-4Rα activity, such as Innovent Biologics (IBI3002) and Pfizer (PF-07275315).

Competitors for ATI-052 may also include those developing or commercializing multi-specific antibodies targeting two or more of TSLP, IL-4, and IL-13. For example, we are aware of Regeneron Pharmaceuticals and Sanofi (dupilumab), Sanofi (lunsekimig), Pfizer (PF-07264660), and KeyMed Biosciences (CM512).

With respect to bosakitug and ATI-052 as a potential treatment for atopic dermatitis, there are several different types of therapies in the atopic dermatitis market, such as biologics, oral and topical corticosteroids, oral and topical calcineurin inhibitors, oral mycophenolate products, JAK inhibitors, other oral antibiotics and antihistamines and phototherapy. There are also several prescription, non-prescription and over-the-counter topical products, including PDE4 inhibitors, utilized to treat atopic dermatitis. These types of drugs are produced and sold, or are approved for marketing, by large pharmaceutical companies, including AbbVie (upadacitinib), Incyte (ruxolitinib), LEO Pharma A/S (delgocitinib, tralokinumab), Pfizer (crisaborole; abrocitinib), Eli Lilly (lebrikizumab), Dermavant Sciences (tapinarof), Galderma (nemolizumab), and Regeneron Pharmaceuticals and Sanofi (dupilumab). In addition, we are aware of a number of companies developing and conducting clinical trials for investigational product candidates that could compete with bosakitug and ATI-052 in each case if approved, for the treatment of atopic dermatitis. With respect to ATI-052 as a potential treatment for asthma, existing therapeutics for asthma include controller medications, reliever medications, as well as biologics from Genentech and Novartis (omalizumab), Sanofi and Regeneron (dupilumab), GSK (mepolizumab, depemokimab), Amgen and AstraZeneca (tezepelumab), and AstraZeneca (benralizumab), with other products in development.

With respect to ATI-2138, there are several companies that are developing or have approved drugs that target either ITK or JAK that could compete with ATI-2138, if approved. For example, Corvus Pharmaceuticals is currently developing a selective, covalent inhibitor of ITK (soquelitinib). In addition, several companies are developing or have commercialized JAK inhibitors that may compete with ATI-2138, if approved, including Pfizer (tofacitinib, abrocitinib, and ritlecitinib), Eli Lilly (baricitinib), AbbVie (upadacitinib), and Sun Pharmaceutical (deuruxolitinib).

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

With respect to our TSLP monoclonal antibody development program, we exclusively license an issued patent and pending applications in the United States, European Union, Japan and South Korea directed to TSLP monoclonal antibodies, including bosakitug. Our issued U.S. patent expires in 2043 with its patent term adjustment, and the pending applications in the United States and foreign countries, if issued, would naturally expire in 2040, subject to any applicable patent term adjustment or extension that may be available in a particular country.  We also exclusively license a pending international patent application filed under the Patent Cooperation Treaty (“PCT”) directed to methods of using TSLP monoclonal antibodies for the treatment of atopic dermatitis, which, if issued, would naturally expire in 2045, subject to any applicable patent term adjustment or extension that may be available in a particular country.

With respect to our ITK inhibitor development program, we own numerous issued patents and pending applications in the United States and foreign countries directed to novel inhibitors of ITK, including ATI-2138 and ATI-9494, and methods of use that expire, or would expire, between 2035 and 2046, subject to any applicable patent term adjustment or extension that may be available in a particular country. For example, we own multiple U.S. patent and pending U.S., European Union and other foreign country applications directed to ATI-2138 and analogs thereof and methods of using the same, which, if issued, would expire in 2039, subject to any applicable adjustment or extension. We also own a pending PCT application directed to methods of using ATI-2138, which if issued, would expire in 2043, subject to any applicable adjustment or extension. We also own pending PCT applications directed to crystal forms of ATI-2138 and to methods of synthesizing such ITK inhibitors, including ATI-2138, which if issued, would expire in 2044, and to methods of using ATI-2138 for treating atopic dermatitis, which if issued, would expire in 2045, in each case subject to any applicable adjustment or extension. We also own provisional applications on novel JAK-sparing inhibitors of ITK, including ATI-9494, which if issued, would expire in 2046.

With respect to our bispecific antibody development program, we exclusively license pending applications in the United States, Europe and other foreign countries directed to such bispecific antibodies, including ATI-052, which, if issued, would naturally expire in 2043, subject to any applicable patent term adjustment or extension that may be available in a particular country.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent or by patent term extension, which compensates a patentee for delays at the FDA. The patent term of a European patent is 20 years from its filing date; however, unlike in the United States, the European patent is not subject to patent term adjustments. The European Union does have a compensation program similar to patent term extension called supplementary protection certificate that would effectively extend patent protection for up to five years.

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

Acquisition and License Agreements

Exclusive License Agreement with Biosion

In November 2024, we entered into an exclusive license agreement (the “Biosion Agreement”) with Biosion, pursuant to which we received exclusive rights to develop, manufacture and commercialize bosakitug and ATI-052 worldwide, excluding Greater China. In connection with the Biosion Agreement, we also entered into a collaboration agreement (the “CTTQ Agreement”, and together with the Biosion Agreement, the “Biosion Agreements”) with Biosion and CTTQ, a licensee of bosakitug in Greater China.

Under the Biosion Agreements, we paid, in the aggregate, $30.0 million in upfront cash consideration, $4.5 million for the reimbursement of certain development costs, plus $6.2 million for the reimbursement of certain development costs and drug product material. We also issued warrants in the aggregate to purchase 14,281,985 shares of our common stock with an exercise price of $0.00001 per share. The warrants are immediately exercisable, subject to any required overseas direct investment filings, and terminate when exercised in full. We also agreed to pay, in the aggregate (i) up to $125 million upon the achievement of specified regulatory milestones beginning with product approval, (ii) up to $795 million upon the achievement of specified sales milestones, (iii) a tiered low-to-mid single digit royalty based upon a percentage of annual net sales, subject to specified reductions, and (iv) a portion of any sublicense consideration received from granting sublicense or similar rights under any of the rights or licenses granted to us.

Agreement and Plan of Merger with Confluence

In 2017, we entered into an Agreement and Plan of Merger (the “Confluence Agreement”) with Confluence, Aclaris Life Sciences, Inc., our wholly owned subsidiary (“Merger Sub”), and Fortis Advisors LLC, as representative of the former equity holders of Confluence. Pursuant to the terms of the Confluence Agreement, Merger Sub merged with and into Confluence, with Confluence surviving as our wholly owned subsidiary, resulting in our acquisition of 100% of the outstanding shares of Confluence. As part of the Confluence acquisition we acquired, among others, our investigational product candidates lepzacitinib and ATI-2138.

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

Other Health Care Laws

Our current and future activities, as well as our potential third-party partners’ activities, may, directly or indirectly, expose us and them to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which any products for which marketing approval is obtained is sold, marketed and distributed. In addition, we and our potential third-party partners may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we or they conduct business.

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

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items. In addition, activities relating to the sale and marketing of products are subject to scrutiny under such laws.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and their implementing regulations, among other things, imposes standards relating to the privacy and security of individually identifiable health information on HIPAA covered entities, which include certain healthcare providers, healthcare clearing houses and health plans, and individuals and entities that provide services on their behalf that involve individually identifiable health information, known as business associates, as well as their covered subcontractors. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Failure to comply with these laws, where applicable, can result in the imposition of significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state health care programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and individual imprisonment.

Health Care Reform

In the United States, there have been and continue to be a number of significant legislative initiatives to contain health care costs. For example, in March 2010, the Affordable Care Act was passed, which has had, and is expected to continue to have, a significant impact on the health care industry. The Affordable Care Act was designed to, among other things, expand coverage for the uninsured and at the same time contain overall health care costs.

There have been executive branch, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. We expect that additional United States federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the federal government will pay for healthcare products and services.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions in Medicare payments to providers of 2% per fiscal year, which began in 2013 and will stay in effect through 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.  In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our or our potential partners’ operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.  Any such importation plans, if implemented, may result in lower drug prices for products covered by those programs.

Existing and future federal and state health care reform measures could harm our future revenue. Additional legislative actions may be taken in the future which may change current regulations, guidance and interpretations. The impact of such actions on our business, if any, cannot presently be determined.

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

Similar provisions are available in the European Union and other foreign jurisdictions to extend the term of a patent that covers an approved drug. For example, in Japan, it may be possible to extend the patent term for up to five years and in the European Union, it may be possible to obtain a supplementary protection certificate that would effectively extend patent protection for up to five years.

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

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. Accordingly, these updates could impact the demand for our product candidates, if approved. Our product candidates, if approved, may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients or sufficient to allow our potential third-party partners to sell our product candidates, if approved, on a competitive and profitable basis. Further, the containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that our potential third-party partners could receive for any of our product candidates, if approved, and could adversely affect our profitability. We cannot predict how pending and future health care legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates could harm our business.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 73 total employees, of which 69 were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. In addition to our employees, we engage consultants and independent contractors to provide flexibility in support of our business execution and objectives.

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

Summary of Risk Factors

●	We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
●	We will need substantial additional funding to meet our financial obligations and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to curtail our planned operations.
●	We have a limited history as a clinical-stage biopharmaceutical company developing and partnering our product candidates, which may make it difficult to evaluate the success of our business to date and to assess our future viability.
●	If we are unable to successfully develop our product candidates and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, or experience significant delays in doing so, our business will be harmed.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	We rely heavily on third parties for clinical trials, manufacturing, and development support. Their performance impacts our timelines and success.
●	If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully identify and consummate transactions with potential third-party partners, to commercialize our technology and product candidates may be impaired.
●	We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

Risks Related to Our Business, Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant net losses. We incurred net losses of $64.9 million and $132.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $967.8 million. We have financed our operations over the last several years primarily from sales of equity securities and non-dilutive financing.

We have devoted substantially all of our financial resources and efforts to the development of our product candidates, including preclinical studies and clinical trials. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses in the near term as we:

●	seek to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates;
●	continue to develop our product candidates;
●	continue to discover and develop additional product candidates;
●	maintain, expand and protect our intellectual property portfolio; and
●	incur legal, accounting, investor relations and other administrative expenses in operating as a public company.

To become and remain profitable, we must succeed in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates and identifying and consummating transactions with third-

party partners for the further development and/or commercialization of our product candidates, as well as discovering and developing additional product candidates. We are in the early stages of most of these activities. We may never succeed in these activities and, even if we do, may never earn revenue from our product candidates that is significant enough to achieve profitability.

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $151.4 million. We believe that our existing cash, cash equivalents and marketable securities as of the date of this Annual Report will enable us to fund our operating expenses and capital expenditure requirements for a period greater than 12 months from the date of this report based on our current operating assumptions. These assumptions may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities, acquisitions of products or product candidates, and changes in regulation. Our future capital requirements will depend on many factors, including:

●	the number and development requirements of the product candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical studies for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the extent to which we in-license or acquire product candidates and technologies;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates; and
●	our ability to earn revenue from licenses to, or partnerships or other arrangements with, third parties.

We will require additional capital to develop our product candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, tariff policies, and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our product candidates, we could be forced to curtail our planned operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, intellectual property, potential future revenue streams or product candidates.

Until such time, if ever, as we can earn substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and partnership agreements or other non-dilutive financing. To the extent that we raise additional capital through the sale of equity securities or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The successful discovery, development, manufacturing and sale of biologics is a long, expensive and uncertain process subject to more complex regulatory requirements than small molecule drugs. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. The types of analytical development data necessary for verifying structural biocomparability when changing manufacturing sites is also more difficult and complex to generate for biologics than for other pharmaceutical products. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically. In addition, the regulatory scrutiny of and landscape for the chemistry, manufacturing and analytical controls information is also considered to be more complex for biologics than other pharmaceutical products. Failure to successfully discover, develop and manufacture our biological product candidates would adversely impact our business and future results of operations.

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

The rapid advancement of artificial intelligence and computational drug discovery technologies could make our KINect platform and discovery approaches less competitive or obsolete, and our failure to successfully adopt and integrate artificial intelligence technologies could put us at a competitive disadvantage.

The pharmaceutical and biotechnology industries are experiencing rapid transformation through artificial intelligence (“AI”), machine learning (“ML”), and computational approaches to drug discovery and development. Large pharmaceutical companies and well-funded biotechnology companies are making substantial investments in AI-driven drug discovery platforms that may:

●	identify product candidates faster and more efficiently than our KINect platform;
●	reduce the time and cost required to progress from target identification to clinical candidate;
●	enable competitors to explore larger areas of chemical and biological space; or
●	provide more accurate predictions of clinical outcomes, reducing development risk.

Our KINect drug discovery platform, while innovative, may become less competitive if we fail to successfully integrate advanced AI and ML capabilities. Specifically:

●	our proprietary chemical library and SBDD approaches may be replicated or surpassed by AI-driven generative chemistry platforms;
●	competitors using AI may identify superior kinase inhibitors targeting the same pathways we are pursuing;
●	AI-enabled clinical trial design and patient selection may allow competitors to achieve proof-of-concept more rapidly and efficiently; and
●	our internal expertise and resources for AI/ML integration are limited compared to larger competitors.

Furthermore, the use of AI in drug discovery and development raises new regulatory uncertainties. Regulatory agencies including the FDA are still developing frameworks for evaluating AI-generated data and AI-assisted drug development processes. If we utilize AI technologies, we may face uncertainty about what data and documentation regulators will require regarding AI-generated discoveries, potential challenges to the patentability of AI-discovered compounds or methods, questions about data integrity, bias, or validity of AI-generated predictions, and/or additional regulatory scrutiny or requirements that could delay our development timelines.

Our ability to remain competitive will depend on our capacity to adopt and integrate appropriate AI and computational technologies, which will require significant investment in technology infrastructure, data systems, and personnel with specialized expertise. If we are unable to successfully leverage these technologies, or if we make substantial investments in AI approaches that do not yield productive results, our competitive position and financial condition could be materially harmed.

Additionally, the potential use of AI by contract research organizations, clinical trial sites, or regulatory agencies could change the standards and expectations for drug development, requiring us to adapt our processes and potentially increasing our costs and development timelines.

If we are unable to successfully develop our product candidates and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, or experience significant delays in doing so, our business will be harmed.

We have invested significant efforts and financial resources in the development of our product candidates and the identification of potential product candidates. Our ability to earn substantial revenue from our product candidates will depend heavily on our ability to successfully develop and identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize these product candidates. The success of any product candidates that we develop will depend on several factors, including:

●	successful completion of preclinical studies and our clinical trials;
●	successful development of manufacturing processes;
●	receipt of timely approvals from applicable regulatory authorities;
●	the identification and consummation of transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates;

●	the commercial launch of our product candidates, if approved, by a potential third-party partner;
●	our potential third-party partners’ ability to achieve acceptance of our product candidates, if approved, by patients, the medical community and third-party payors, and willingness of patients to pay out of pocket for our product candidates when third-party payor coverage and reimbursement is limited or unavailable;
●	our potential third-party partners’ ability to achieve success in educating physicians and patients about the benefits, administration and use of our product candidates, if approved;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	the availability, perceived advantages, cost, safety and efficacy of alternative treatments for the proposed indications of our product candidates;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting the intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including cGMPs;
●	our potential third-party partners’ ability to compete effectively with other treatments; and
●	our potential third-party partners’ ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following marketing approval.

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

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates or the identification and consummation of transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.

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

Additionally, we may utilize an “open-label” clinical trial design. For example, our Phase 2a trial of ATI-2138 in patients with atopic dermatitis was an “open label” trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

We may experience numerous unforeseen events during or as a result of clinical trials that could delay or prevent our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, including:

●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or prospective contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, including failure to demonstrate statistical significance, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon drug development programs;
●	early-stage clinical trial results may be subject to variability due to small sample size and may not be indicative of results from future clinical trials;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	patients or clinical trial investigators may not comply with or may deviate from the clinical trial protocol, including failing to follow specified testing procedures, schedules, or other protocol requirements, which could impact the integrity of clinical trial data and potentially jeopardize the trial;
●	while a product candidate may show evidence of clinical activity, we may experience a high placebo effect which will make it difficult to show a statistically significant effect of the product candidate as compared to the control arm;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
●	third parties conducting clinical trials using our product candidates may produce issues such as poor data integrity, safety concerns, protocol violations, or failure to meet endpoints in these third-party trials, which could adversely impact the development timeline and regulatory approval process for those product candidates in other indications or territories, require additional studies, create negative market perception affecting future commercial potential, result in increased regulatory scrutiny, or impact our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize such product candidates;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators or IRBs may require that we or our investigators suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate; and
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, our costs will increase, our product candidate development process will be slowed, the commercial prospects of our product candidates will be harmed, and our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates will be delayed. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not favorable or if there are safety concerns, we may not be able to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, and our potential third-party partners may:

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

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates could be delayed or prevented.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. Recruiting and retaining patients for clinical trials has become increasingly difficult and expensive, which could delay or prevent completion of our trials. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population. Trials may be subject to delays as a result of subject enrollment taking longer than anticipated or subject withdrawal, including as a result of factors beyond our control. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

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

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects or other unfavorable safety findings may be identified during the nonclinical or clinical development of our product candidates, which could increase our costs or necessitate the abandonment or limitation of the development of our product candidates or prevent or delay our ability identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.

If our product candidates are associated with side effects in clinical trials, exhibit adverse toxicological findings in nonclinical studies or have characteristics that are unexpected, our costs could increase or we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on nonclinical or clinical safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects or exhibit toxicological profiles in animal models that prevented further development of the product candidate.

Before any potential third-party partners can obtain marketing approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing.  Our nonclinical studies may yield results that are not predictive of future clinical results or that reveal safety concerns that preclude further development. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication.

Additionally, if we or others identify undesirable side effects or unfavorable nonclinical safety findings caused by our product candidates, a number of potentially significant negative consequences could result, including:

●	we may need to abandon the development or limit the further development of our product candidates, including in various populations and for certain indications;
●	regulatory authorities may withdraw approval to market such product;
●	regulatory authorities may require additional warnings on the labels;
●	a medication guide outlining the risks of such side effects for distribution to patients may be required;
●	we could be sued and held liable for harm caused to patients;
●	our reputation and physician or patient acceptance of our product candidates, if approved, may suffer; and
●	our ability to identify and consummate with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates would be harmed.

Any of these events could prevent us from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize the particular product candidate and could significantly harm our business, results of operations and prospects.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. For example, we recently announced interim Phase 1a data for ATI-052. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

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

If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates are developed through preclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and may also require additional testing, FDA notification or FDA approval. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.

We have conducted and may in the future conduct clinical or nonclinical studies for our product candidates outside the United States. The FDA, EMA or comparable foreign regulatory authorities may not accept data from such studies.

We have conducted and may in the future conduct clinical and nonclinical studies for our product candidates outside the United States. In addition, our partners may conduct clinical and nonclinical studies for our product candidates outside of the United States that we or our potential third-party partners may try to leverage to seek marketing approval in the United States. The acceptance of data from clinical and nonclinical studies conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical and nonclinical studies are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the studies were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the FDA can validate the data through on-site inspections or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any comparable foreign regulatory authority will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any comparable regulatory authority does not accept such data, it would result in the need for additional studies, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

In addition, any escalation of political tensions, economic instability, military activity or civil hostilities outside the United States could disrupt our ability to conduct studies outside of the United States, or delay or adversely affect the timeliness of such studies. This could result in the need for alternative trial sites, which could be costly and time-consuming and delay the clinical development of our product candidates.

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

See “Item 1. Business—Competition” above for additional information regarding the competition we face.

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

Third-party payors determine which prescription drug products they will cover and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including: the third-party payor’s determination that a product is safe, effective, and medically necessary; appropriate for the specific patient; cost-effective; supported by peer-reviewed medical journals or current clinical practice guidelines; and whether there are competitive products, either branded or generic, and the pricing of those products.  Many private third-party payors, such as managed care plans, manage access to drug products’ coverage partly to control costs for their plans, and may use drug formularies and medical policies to limit their exposure. Obtaining and maintaining favorable reimbursement can be a time-consuming and expensive process, and our potential third-party partners may not be able to negotiate or continue to negotiate reimbursement or pricing terms for our products which receive commercial approval, with third-party payors at levels that are profitable to us, or at all. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products which receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. Accordingly, these updates could impact the demand for our product candidates, if approved. Our product candidates, if approved, may not be considered cost effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients or sufficient to allow our potential third-party partners to sell our product candidates, if approved, on a competitive and profitable basis. Further, the containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven (7) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Cost control initiatives could decrease the price that our potential third-party partners could receive for any of our product candidates, if approved, and could adversely affect our profitability. We cannot predict how pending and future health care legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our product candidates could harm our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and relating to any of our commercial products that we have previously sold or are being sold by third-party partners. If we cannot successfully defend ourselves against claims that our commercial products that we have previously sold or are being sold by third-party partners, or product candidates, caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

●	decreased demand for any product candidates that we may develop and, if approved, are commercialized by our potential third-party partners;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards paid to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and
●	our inability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates.

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

We currently use manufacturers in China to manufacture certain product candidates for use in our clinical trials. For example, we currently rely on WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) for the production of product necessary to complete our upcoming clinical trial for bosakitug. We also rely on WuXi AppTec (HongKong) Limited (“WuXi AppTec”, and together with WuXi Biologics, “WuXi”) to conduct toxicology studies. The BIOSECURE Act, which prohibits, among other things, U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (“BCCs”) and loans and grants to, and federal contracts with, any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. While the enacted version of the BIOSECURE Act does not specifically name companies, it establishes a process for the Office of Management and Budget (“OMB”) to publish a list of BCCs by December 18, 2026. Such BCCs will include entities on the U.S. Department of Defense’s annual List of Chinese Military Companies (“1260H List”) and also entities so designated by OMB through a separate designation process.  Companies previously identified in legislative drafts, such as WuXi, remain at risk of being designated as BCCs through this process or by inclusion on the 1260H list. The Act includes a five-year grandfathering provision for existing commercial agreements executed prior to the implementation of the Federal Acquisition Regulation (“FAR”) revisions, which are expected by mid-2028.  The implementation of the BIOSECURE Act could materially impact our current and future agreements with WuXi or other Chinese manufacturers. If WuXi or our other partners are designated as BCCs, we may be required to transition to alternative manufacturers and service providers to maintain eligibility for federal contracts, grants, or clinical trial reimbursements. Such a transition could be time-consuming, resource-intensive, and may require FDA supplemental approvals, potentially causing significant delays or impairments to our clinical development timelines and business operations.

Additionally, export controls or restrictions on the transfer of certain technologies, materials, or data could disrupt our collaborations, particularly our agreement with CTTQ in Greater China. Changes in the trade relations between the United States and China could:

●	limit our ability to receive clinical data from CTTQ’s ongoing trials in China;
●	restrict data sharing under our license agreements;
●	prevent us from accessing drug product manufactured in China for our clinical trials; or
●	impact our collaboration agreements and milestone payments.

We may not be able to quickly identify alternative suppliers or manufacturers and any such transitions would require regulatory approval, validation studies, and significant time and expense. Any significant disruption in our supply chain or increase in costs due to tariffs or trade restrictions could delay our clinical programs, increase our operating expenses, and materially harm our business and financial condition.

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates on a timely and competitive basis.

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

We may not have access to all information regarding our product candidates that are or may in the future become subject to agreements with partners, including potentially material information about clinical trial design, execution and timing, safety and efficacy, clinical trial results, regulatory affairs, manufacturing, marketing, sales and other areas known by our partners or potential partners. In addition, we have and may in the future have confidentiality obligations under our agreements with such partners. Therefore, our ability to keep our stockholders informed about the status of our product candidates will be limited by the degree to which our partners keep us informed and by the degree to which our partners allow us to disclose information to the public or provide such information to the public themselves. For example, we are relying on CTTQ, our partner in China, to share information about its trials of bosakitug in respiratory diseases. If our partners do not timely inform us about the status of our product candidates that are the subject of the partnership, we may make operational and investment decisions that we would not have made had we been fully informed, which may have an adverse impact on our business, prospects, financial condition and results of operations.

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

Additionally, in cases where third parties conduct clinical trials using our product candidates through partnership or licensing agreements, we face additional risks related to the conduct and outcome of those trials that are outside of our direct control. For example, issues such as poor data integrity, safety concerns, protocol violations, or failure to meet endpoints in these third-party trials could adversely impact the development timeline and regulatory approval process for those product candidates in other indications or territories, require additional studies, create negative market perception affecting future commercial potential, impact our ability to identify and consummate transactions for such product candidates, or result in increased regulatory scrutiny across our programs.

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

In addition, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit the ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Our issued U.S. patent covering bosakitug and methods of use expires in 2043 and our pending U.S. application covering ATI-052, if issued, would also expire in 2043. Our issued U.S. patents directed to ATI-2138 and methods of use expire in 2039.  We are pursuing additional patent protection for our product candidates, such as additional methods of use, polymorphs and methods of manufacture, that may extend the term of patent protection in select countries. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us or our potential third-party partners with sufficient rights to exclude others from commercializing drugs similar or identical to ours.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. For example, we only have issued patents and pending applications in the United States, Europe, Japan and South Korea for our TSLP monoclonal antibodies, including bosakitug. We have issued U.S. patents directed to ATI-2138, and pending applications in foreign markets directed to ATI-2138. We currently have pending applications in the United States, Europe, Japan, South Korea and other major markets directed to ATI-052 and other TSLP and IL-4R bispecific antibodies.

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

Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our ability to identify and consummate transactions with potential third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, and consequently our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Our success depends upon our ability to identify and consummate transactions with potential third-party partners, to develop, obtain marketing approval for and/or commercialize our product candidates and earn revenue from those partnerships, and for our proprietary technologies to be used without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technologies, including interference or derivation proceedings before the USPTO. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

If any of our product candidates advance through development or are approved by the FDA or foreign regulatory authority, one or more third parties may challenge the current patents, or patents that may issue in the future, within our portfolio covering these product candidates. The challenge may come in the form of a patent office proceeding, such as an inter partes review challenging the validity of the patents, or a district court proceeding such as a paragraph IV litigation arising out of the filing of an ANDA or a patent infringement suit arising out of the filing of an abbreviated biologics license application (“aBLA”). Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates, if approved. Any such challenge could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or a finding of non-infringement, which would harm our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates, and earn revenue from such arrangements. In addition, any such challenge on any divested product could harm our ability to earn revenue from the arrangements for such product.

If we do not obtain protection under the Hatch-Waxman Act by extending the patent term and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Our success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications.  Our issued U.S. patent covering bosakitug expires in 2043. Our issued U.S. patent directed to ATI-2138 expires in 2039. Our pending PCT application covering ATI-052, if issued, would expire in 2043. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.

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

Our and our potential third-party partners’ operations may subject us and such partners, directly or indirectly, to broadly applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other health care laws and regulations, and any failure to comply with such laws and regulations could have a material adverse effect on our profitability.

Our and our potential third-party partners’ activities  may expose us and them, directly or indirectly, to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which any product candidates for which marketing approval is obtained is  sold, marketed and distributed. In addition, we and our potential third-party partners may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we or they conduct business. The applicable federal, state and foreign health care laws and regulations that may affect our or our potential third-party partners’ ability to operate include the following:

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
●	federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act (that can be enforced through civil whistleblower or qui tam actions), and the civil monetary penalties law, which impose criminal and civil penalties, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on covered health care providers, health plans, and health care clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process protected health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act (commonly known as the Physician Payments Sunshine Act) and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics or medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and for applicable manufacturers to report annually to CMS information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to health care providers; state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures; state laws that require drug manufacturers to report pricing information regarding certain drugs; and/or that require registration of certain employees engaged in marketing activities in the location; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If our or our potential third-party partners’ operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us or them, we or our potential third-party partners may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government health care programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we or they become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our or their operations, which could have a material adverse effect on our ability to earn revenue from arrangements with such third-

party partners for our product candidates. If any physician or other health care provider or entity with whom we or our potential third-party partners expect to do business is found not to be in compliance with applicable laws, it may be subject to significant criminal, civil or administrative sanctions, including exclusions from participation in government health care programs, which could also materially affect our ability to earn revenue from arrangements with such third-party partners for our product candidates.

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

There have been executive branch, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates that receive marketing approval or additional pricing pressures.  It is possible that the Affordable Care Act will be subject to additional challenges and amendments in the future. It is unclear how such challenges and any additional health care reform measures will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year that became effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018 and the Infrastructure Investment and Jobs Act, will stay in effect through 2032 unless additional Congressional action is taken. Any similar new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our ability to earn revenue from arrangements with our potential third-party partners for our product candidates that receive marketing approval.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.  In June 2024, in Loper Bright Enterprises v. Raimondo, the United States Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our or our potential partners’ operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or judicial action in the United States or any other jurisdiction. If we or any of our potential partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, we may not achieve or sustain profitability.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data about our personnel, data about participants in our clinical trials, and other sensitive third-party data (collectively, “sensitive data”). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business operations. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act (“CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these laws in other states, like the CCPA, exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

In addition to “comprehensive” state privacy laws like CCPA, we are currently or may become in the future subject to state laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows.  Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries.  In particular, the EEA and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate.  Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.  If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restriction on certain data transactions involving countries of concern (e.g., China, Iran, Russia) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals and investor agreements. The rule also applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future. Violations of the rule could lead to significant civil and criminal fines and penalties. If notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may in the future become subject to additional such obligations.  We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations.  Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.  If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.  In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands.  Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations.  Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop our product candidates; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are highly dependent on the management, development, clinical, financial, and business development expertise of Dr. Neal Walker, our Chief Executive Officer, Hugh Davis, Ph.D., our Chief Operating Officer and President, Kevin Balthaser, our Chief Financial Officer, Dr. Jesse Hall, our Chief Medical Officer, Roland Kolbeck, Ph.D., our Chief Scientific Officer, and James Loerop, our Chief Business Officer, as well as the other members of our scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may currently terminate their employment with us or resign at any time. We do not maintain “key person” insurance for any of our key executives.

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

As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $568.2 million and $100.7 million, respectively, which will begin to expire in 2032. Under federal law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. It is uncertain if and to what extent various states will conform to the federal tax law. As of December 31, 2025, we also had federal research and development tax credit carryforwards of $2.5 million which will begin to expire in 2045. These NOL and tax credit carryforwards could expire unused or, due to limitation on use, be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed an analysis under Section 382 for NOLs generated through December 31, 2024, and concluded that an ownership change occurred as of December 30, 2024. As a result of this ownership change, a component of our research and development tax credits and state NOL carryforwards will expire prior to utilization. Accordingly, we have recorded an adjustment to write down our research and development tax credits and state NOL deferred tax assets in the amount of $21.9 million and $19.0 million, respectively. The write down of these deferred tax assets resulted in a corresponding adjustment to our valuation allowance. In addition, we may have experienced ownership changes since 2024 and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical NOL and tax credit carryforwards is materially limited, it might harm our future operating results by effectively increasing our future tax obligations.

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

General Risk Factors

If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data. We and the third parties with whom we work face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work.  Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to develop our product candidates and provide our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deepfakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks and other threats to our business operations.  We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, SaaS platforms, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products and services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. For example, we rely on our third-party research collaborators for research and development of our product candidates and other third parties to conduct clinical trials, and security incidents or other similar events relating to their information technology systems could seriously harm our business. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective.  We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident, and our efforts to do so may not be successful. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Any of the previously identified or similar threats has caused and, in the future, could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in or denials of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents.  Additionally, certain data privacy and security obligations have required and may in the future require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents.  Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.  Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. For example, to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed, result in substantial costs, diversion of management attention, and other adverse consequences.

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

Unfavorable macroeconomic conditions, including tariff policies and inflationary pressure, as well as constrained capital markets, could limit our ability to grow our business, raise capital and negatively affect our operating results.

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

Our industry is sensitive to global and domestic economic conditions and capital market dynamics. In 2025, the biotechnology industry faced significant macroeconomic headwinds, including trade policy uncertainty driven by tariff volatility, which created substantial uncertainty affecting pharmaceutical supply chains, active pharmaceutical ingredient sourcing, and overall investor sentiment toward the life sciences sector. Although pharmaceutical products have historically been exempt from certain tariffs, the ongoing Section 232 investigations and potential tariffs on pharmaceutical imports could increase our operating costs, disrupt our supply chain relationships, or force us to reconfigure our manufacturing and sourcing strategies.

The biotechnology capital markets may also be impacted by U.S. regulatory uncertainty amid agency leadership changes and shifting policy priorities. As a company without approved products generating revenue, we may be particularly vulnerable to these capital market conditions. Higher interest rates have increased the cost of capital and have generally made investors more selective, favoring companies with later-stage assets and established commercial operations. Continued volatility or deterioration in equity markets, prolonged elevated interest rates, or further trade policy disruptions could materially impair our ability to raise additional capital on acceptable terms, if at all. This could force us to delay, reduce, or eliminate research and development programs, or delay or modify clinical trial designs.

Additionally, macroeconomic uncertainty could affect our collaborators, suppliers, and potential partners, potentially leading to delayed payments, reduced collaboration funding, or renegotiation of existing agreements. Government shutdowns or prolonged budget disputes may also delay FDA regulatory reviews, CMS rulemaking, or other agency actions critical to our product development timelines. The combination of trade policy uncertainty, capital market constraints, and regulatory unpredictability makes it difficult to accurately forecast and plan future business activities, and any of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects.

The issuance of additional stock in connection with financings, acquisitions, investments, our equity incentive plan or otherwise will dilute all other stockholders.

Our certificate of incorporation authorizes us to issue up to 400,000,000 shares of common stock and up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plan or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. The OBBBA, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data, and may subject us to evolving regulatory requirements.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

A growing number of jurisdictions and regulators are adopting laws and regulations, as well as focusing enforcement efforts, related to artificial intelligence. The use of such technologies in compliance with ethical standards and societal expectations is also subject to increasing scrutiny. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the European Union’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, recent state legislative developments in the United States have introduced emerging compliance risks for companies that develop or deploy AI technologies, which may impose novel requirements on AI developers and users. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with the use or development of AI technologies. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We rely on information technology and data to operate our business of developing product candidates and providing contract research services. Our critical information technology resources include computer networks and hardware, third party hosted services, communications systems and software, and critical data including confidential, personal, proprietary and sensitive data (collectively, “Information Assets”). To operate our business, we also utilize certain third-party service providers to perform a variety of functions, such as professional services, SaaS platforms, managed services, cloud-based infrastructure, encryption and authentication technology, corporate productivity services, contract research organizations, application providers, supply chain resources, and other functions. Accordingly, we have implemented and maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess and manage potential material impact to our business. We implement and maintain various information security and risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

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

Risks from cybersecurity threats are among those that we address in our general risk management program. We identify, assess, and manage such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, conducting vulnerability assessments, conducting audits, and conducting threat assessments for internal and external threats. We also engage third parties to conduct annual penetration tests and tabletop incident response exercises, as well as to provide threat and security risk assessments and intelligence feeds.

Based on our assessment process and depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate such risks and potential material impacts. These measures we implement for certain of our Information Assets include: policies and procedures designed to address cybersecurity threats, including an incident response plan; incident detection and response; risk assessments; background checks on our personnel; encryption of data; network security controls; data segregation; access controls; physical security; asset management, tracking and disposal; systems monitoring; employee security training; penetration testing; cyber insurance; and, as appropriate, inclusion of cybersecurity requirements in our contracts.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the IT department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We work with third parties from time to time that assist us to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (including legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to “Item 1A. Risk factors” in this Annual Report, including “If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

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

Our cybersecurity incident response plan and information security incidence response procedures are designed to escalate certain cybersecurity incidents to members of IT, finance and legal, depending on the circumstances, who report to the Chief Financial Officer and the General Counsel. The Chief Financial Officer and the General Counsel work with our cybersecurity incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our cybersecurity incident response plan includes reporting to the Audit Committee for certain cybersecurity incidents.

Members of management meet periodically with the IT department to discuss cybersecurity risk and to review our cybersecurity program, and report to the Audit Committee. The Audit Committee holds meetings biannually to discuss cybersecurity issues, including our cybersecurity threats, and has a dedicated agenda during such meetings that is designed to assist the Audit Committee to exercise its oversight function. These meetings involve regular presentations and reports from management and third party providers, including updates of contemporary cybersecurity threats faced by us and steps we are taking to address them.

Item 2. Properties

We lease 11,564 square feet of office space for our headquarters in Wayne, Pennsylvania, under a lease agreement which has a term through February 2029.

We also sublease 20,433 square feet of office and laboratory space in St. Louis, Missouri, under a sublease agreement which has an initial term through May 2029. We have the option to extend the initial term for two additional five-year periods.

We believe that our facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any other pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Stockholders

As of January 30, 2026, we had 120,595,189 shares of common stock outstanding held by 46 holders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small and large molecule product candidates for immuno-inflammatory diseases. Our proprietary KINect drug discovery platform coupled with our integrated discovery approach to small and large molecules enables us to identify and advance product candidates designed to have superior target affinity, specificity and potency. We are seeking to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our novel product candidates. In addition, we provide contract research services to third parties enabled by our early-stage research and development expertise.

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $64.9 million for the year ended December 31, 2025 and $132.1 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $967.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development. In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including inflationary pressure, tariff policies, and geopolitical conflicts, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Acquisition and License Agreements

Exclusive License Agreement with Biosion

In November 2024, we entered into an exclusive license agreement (the “Biosion Agreement”) with Biosion, Inc. (“Biosion”) pursuant to which we received the exclusive rights to develop, manufacture and commercialize bosakitug (ATI-045) and ATI-052 worldwide, excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”). In

connection with the Biosion Agreement, we also entered into a collaboration agreement (the “CTTQ Agreement”, and together with the Biosion Agreement, the “Biosion Agreements”) with Biosion and Chia Tai Tianqing Pharmaceutical Group, Co., Ltd. (“CTTQ”), a licensee of bosakitug in Greater China.

As partial consideration for the rights and licenses under the Biosion Agreements, we, in the aggregate, (i) paid $30.0 million in upfront cash consideration, plus $4.5 million for the reimbursement of certain development costs, (ii) issued warrants (the “Warrants”) to purchase 14,281,985 shares of our common stock and (iii) paid $6.2 million for the reimbursement of certain development costs and drug product material. We made cash payments of $6.2 million and $34.5 million as set forth in the Biosion Agreements during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, 3,000,000 Warrants remained unexercised.

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

We recognized $3.8 million and $1.9 million of non-cash royalty income during the years ended December 31, 2025 and 2024, respectively.

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

We recognized $1.2 million and $3.0 million of licensing revenue during the years ended December 31, 2025 and 2024, respectively, a portion of which was payable to third parties.

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

We recognized $4.8 million of licensing revenue during the year ended December 31, 2025, all of which was payable to third parties. We recognized $13.2 million of licensing revenue during the year ended December 31, 2024, a portion of which was payable to third parties.

Asset Purchase Agreement with EPI Health, LLC

In October 2019, we sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”), to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded our asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that were due and outstanding by EPI Health had been fully reserved. In September 2025, we sold all of our right, title and interest in our bankruptcy claims against EPI Health and wrote off the remaining reserved balance as it was deemed uncollectible.

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

Restructuring

In December 2023, our board of directors approved a reduction of our workforce by approximately 46%, which was completed as of December 31, 2024. During the year ended December 31, 2025, we made cash severance payments of $0.2 million to impacted employees. During the year ended December 31, 2024, we recognized severance expense of $2.7 million and made cash severance payments of $5.6 million to impacted employees.

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

The successful development of our product candidates is highly uncertain. We cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of discovery, as well as clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable subjects;
●	the number of subjects that ultimately participate in the trials;
●	the number of doses subjects receive;
●	the duration of treatment and subject follow-up; and
●	the results of our clinical trials.

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

General and Administrative

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance, and legal functions. General and administrative expenses also include facility-related costs, patent filing and prosecution costs, professional fees for legal, auditing and tax services, investor relations costs, business development costs, insurance costs, and travel expenses.

Licensing

Licensing expenses consist of third-party contractual obligations incurred under license and acquisition agreements with third parties, as described above.

Revaluation of Contingent Consideration

Revaluation of contingent consideration consists of changes in the fair value of our contingent consideration liability between reporting dates, as described below.

In-process Research and Development

In-process research and development (“IPR&D”) consists of expenses related to in-licensed assets with no future alternative use.

Other Income

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Non-cash Royalty Income

Non-cash royalty income includes income related to the proceeds from the sale of future royalties to OMERS, recognized under the “units-of-revenue” method.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reported period. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Contingent Consideration

We record a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs, including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgment is involved in determining the appropriateness of these assumptions. These assumptions are considered Level 3 inputs. Revaluation of our contingent consideration liability can result from changes to one or more of these assumptions. These assumptions are highly dependent on the outcome and timing of the development of certain of our product candidates. We evaluate the fair value estimate of our contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in our consolidated statement of operations and comprehensive loss. Any such changes could have a material impact on our financial results.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at December 31, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of December 31, 2025, the discount rate ranged between 6.7% and 8.7% depending on the year of each potential payment.

During the year ended December 31, 2025, we adjusted the probability of success for certain product candidates. This change and the passage of time resulted in an overall increase of $2.3 million in contingent consideration liability during the year ended December 31, 2025.

Stock-Based Compensation

We measure the compensation expense of stock-based awards granted to employees and directors using the grant date fair value of the award. We have issued stock options and restricted stock unit (“RSU”) awards with service-based vesting conditions. For service-based awards, we recognize stock-based compensation expense on a straight-line basis over the requisite service period. The impact of forfeitures is recognized in the period in which they occur.

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

s
	Year Ended December 31,
(In thousands)	2025	2024	Change
Revenues:
Contract research	$1,872	$2,541	$(669)
Licensing	5,954	16,179	(10,225)
Total revenue	7,826	18,720	(10,894)

Costs and expenses:
Cost of revenue	2,091	2,792	(701)
Research and development	52,645	33,586	19,059
General and administrative	21,972	22,203	(231)
Licensing	5,193	12,666	(7,473)
Revaluation of contingent consideration	2,300	2,500	(200)
In-process research and development	—	86,905	(86,905)
Total costs and expenses	84,201	160,652	(76,451)
Loss from operations	(76,375)	(141,932)	65,557

Other income:
Interest income	7,637	7,953	(316)
Non-cash royalty income	3,815	1,914	1,901
Total other income	11,452	9,867	1,585
Net loss	$(64,923)	$(132,065)	$67,142

Revenue

Contract Research

The decrease in contract research revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to lower overall hours billed for laboratory services.

Licensing

The decrease in licensing revenue during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to larger milestone payments achieved under the license agreements with Sun Pharma and Lilly during the year ended December 31, 2024.

Cost and Expenses

Cost of Revenue

The decrease in cost of revenue during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to lower overall hours billed for laboratory services.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Bosakitug	$13,845	$299	$13,546
ATI-052	7,074	1,895	5,179
ATI-2138	4,921	4,209	712
ATI-9494	5,371	2,360	3,011
Discovery	3,872	3,415	457
Other research and development	1,488	6,827	(5,339)
Personnel	11,816	11,446	370
Stock-based compensation	4,258	3,135	1,123
Total research and development expenses	$52,645	$33,586	$19,059

Bosakitug

The increase in expenses for bosakitug during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to the timing of the acquisition of the in-licensed asset, which occurred in November 2024. The expenses consist primarily of product candidate manufacturing costs and clinical development expenses associated with a Phase 2 trial in atopic dermatitis.

ATI-052

The increase in expenses for ATI-052 during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to the timing of the acquisition of the in-licensed asset, which occurred in November 2024. The increase primarily consisted of preclinical development activities and clinical development expenses associated with a Phase 1a/1b program, partially offset by a decrease in product manufacturing costs.

ATI-2138

The increase in expenses for ATI-2138 during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in clinical development expenses associated with a Phase 2a trial in atopic dermatitis.

ATI-9494

The increase in expenses for ATI-9494 for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in product candidate manufacturing costs, preclinical development activities, and IND-enabling studies.

Discovery

Discovery expenses consisted primarily of continued investment in our other JAK-sparing ITK inhibitors as we progress toward candidate selection.

Other research and development

The decrease in other research and development expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to clinical development expenses associated with former development assets.

Personnel and stock-based compensation

The increase in personnel expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher headcount. The increase in stock-based compensation expense during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher forfeiture credits during the year ended December 31, 2024.

General and Administrative

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(In thousands)	2025	2024	Change
Personnel	$7,581	$6,786	$795
Professional and legal fees	3,757	4,508	(751)
Facility and support services	2,493	2,234	259
Other general and administrative	803	1,892	(1,089)
Stock-based compensation	7,338	6,783	555
Total general and administrative expenses	$21,972	$22,203	$(231)

Personnel and stock-based compensation

The increase in personnel expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher headcount. The increase in stock-based compensation expense during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to higher forfeiture credits during the year ended December 31, 2024.

Professional and legal fees

The decrease in professional and legal fees during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to legal, accounting, and other professional expenses incurred in 2024 in connection with acquisition and license agreements, partially offset by an increase in investor relations costs incurred in 2025.

Other general and administrative

The decrease in other general and administrative expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the sale of our bankruptcy claims against EPI Health and a decrease in insurance costs in 2025.

Licensing

The decrease in licensing expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to larger milestone payments achieved under the license agreements with Sun Pharma and Lilly during the year ended December 31, 2024, a portion of which was payable to third parties.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to changes in estimated sales levels for certain product candidates during the year ended December 31, 2024.

In-process Research and Development

In-process research and development expenses recorded during the year ended December 31, 2024 included the fair value of the consideration expensed in connection with the in-license of bosakitug and ATI-052, as well as transaction costs incurred as part of the transaction.

Non-cash Royalty Income

Non-cash royalty income includes income related to the proceeds from the sale of a portion of our OLUMIANT royalty payments to OMERS in July 2024.

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $151.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

Cash Flows

Cash and cash equivalents were $20.0 million as of December 31, 2025 compared to $24.6 million as of December 31, 2024. We also had $131.4 million in short- and long-term marketable securities as of December 31, 2025 compared to $179.3 million as of December 31, 2024.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Year Ended
	December 31,
(In thousands)	2025	2024
Cash and cash equivalents beginning balance	$24,570	$39,878
Net cash used in operating activities	(47,113)	(20,075)
Net cash provided by (used in) investing activities	48,365	(69,769)
Net cash (used in) provided by financing activities	(5,862)	74,536
Cash and cash equivalents ending balance	$19,960	$24,570

Operating Activities

Cash flow related to operating activities was the result of:

	Year Ended
	December 31,
(In thousands)	2025	2024
Net loss	$(64,923)	$(132,065)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	15,138	101,068
Change in accounts receivable, prepaid expenses and other assets	6,138	(4,875)
Change in accounts payable and accrued expenses	350	(8,130)
Change in deferred income	(3,816)	23,927
Net cash used in operating activities	$(47,113)	$(20,075)

Net cash used in operating activities increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily as a result of higher net losses after adjusting for non-cash items and proceeds from the royalty sale to OMERS during 2024. The change was partially offset by a decrease in cash used for accounts payable and accrued expenses, after adjusting for the receipt and corresponding payment of a third-party milestone during the year ended December 31, 2025.

The decrease in non-cash adjustments to reconcile net loss to net cash used in operating activities was mainly the result of in-process research and development expenses recorded in connection with the in-license of bosakitug and ATI-052 during the year ended December 31, 2024.

Investing Activities

Cash flow related to investing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2025	2024
Purchases of property and equipment	$(111)	$(121)
Purchases of marketable securities	(39,732)	(119,982)
Proceeds from sales and maturities of marketable securities	89,041	86,144
Payments of deferred transaction consideration for in-licensed assets	(833)	—
Acquisition of in-licensed assets, including transaction costs	—	(35,810)
Net cash provided by (used in) investing activities	$48,365	$(69,769)

Net cash provided by investing activities for the year ended December 31, 2025 was $48.4 million compared to net cash used in investing activities during the year ended December 31, 2024 of $69.8 million. The change was primarily due to higher purchases of marketable securities and the consideration paid in connection with the in-license of bosakitug and ATI-052 during the year ended December 31, 2024.

Financing Activities

Cash flow related to financing activities was the result of:

	Year Ended
	December 31,
(In thousands)	2025	2024
Proceeds from issuance of common stock under securities purchase agreement, net of issuance costs	$—	$74,913
Payments of deferred transaction consideration for in-licensed assets	(5,416)	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(446)	(409)
Proceeds from exercise of employee stock options and the issuance of stock	—	32
Net cash (used in) provided by financing activities	$(5,862)	$74,536

Net cash used in financing activities for the year ended December 31, 2025 was $5.9 million compared to net cash provided by financing activities during the year ended December 31, 2024 of $74.5 million. The change was primarily due to proceeds from our private placement during the year ended December 31, 2024.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, research and development expenses, laboratory and related supplies, professional and legal expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support the development of our product candidates, without taking into account any potential business development activities.

As a publicly traded company, we incur and will continue to incur significant legal, accounting and other similar expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, requires public companies to implement specified corporate governance practices that could increase our compliance costs.

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our consolidated financial statements that appear in Item 8 of this Annual Report based on our current operating assumptions. We will require additional capital to develop our product candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions caused by a variety of factors including geopolitical tensions, tariff policies, and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our product candidates, we may need to substantially curtail our planned operations.

We may raise additional capital through the sale of equity or debt securities. In such an event, our stockholders’ ownership may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a holder of our common stock.

Because of the numerous risks and uncertainties associated with research and development of pharmaceutical product candidates, we are unable to estimate the exact amount of our working capital requirements. Our funding requirements in the near term will depend on many factors, including:

●	the number and development requirements of the product candidates that we may pursue;
●	the scope, progress, results and costs of preclinical development, laboratory testing and conducting preclinical and clinical studies for our product candidates;
●	the costs, timing, and outcome of regulatory review of our product candidates;
●	the extent to which we in-license or acquire additional product candidates and technologies;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	our ability to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates; and
●	our ability to earn revenue as a result of licenses to, or partnerships or other arrangements with, third parties.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Leases

We occupy space for our headquarters in Wayne, Pennsylvania under a lease agreement which has a term through February 2029. We also occupy office and laboratory space in St. Louis, Missouri under a sublease agreement which has a term through May 2029.

Our aggregate remaining lease payment obligation for these two spaces was $2.5 million as of December 31, 2025.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of December 31, 2025, the balance of our contingent consideration liability was $11.0 million.

Exclusive License Agreement with Biosion; Collaboration Agreement with Biosion and CTTQ

We have agreed to certain payment obligations in accordance with and subject to the terms of the Biosion Agreements (see “Overview—Acquisition and License Agreements—Exclusive License Agreement with Biosion”).

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

Segment Information

We operate and report as one reportable segment, which focuses on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases. The segment earns revenue through the licensing of our intellectual property and the provision of laboratory services. Our chief operating decision maker, our Chief Executive Officer, manages our operations on a consolidated basis for the purpose of making operating decisions, assessing financial performance, and allocating resources.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-12, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This standard clarifies interim disclosure requirements and the applicability of Topic 270. The ASU becomes effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently assessing the impact of this ASU.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This standard requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. This ASU becomes effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently assessing the impact of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. We adopted ASU No. 2023-09 effective December 31, 2025, on a prospective basis, the impact of which is limited to additional income tax disclosures in the notes to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aclaris Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aclaris Therapeutics, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Fair Value of the Contingent Consideration Liability

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s contingent consideration balance was $11.0 million as of December 31, 2025. The Company records a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Management evaluates fair value estimates of the contingent consideration liability on a quarterly basis using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payment. Changes in the fair value of the contingent consideration are recorded as income or expense in the Company’s consolidated statement of operations and comprehensive loss. Significant assumptions used in management’s estimates include the probability of achieving regulatory milestones and commencing commercialization, which are based upon an asset’s current stage of development and review of existing clinical data.

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

February 26, 2026

We have served as the Company’s auditor since 2015.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$19,960	$24,570
Short-term marketable securities	70,791	89,024
Accounts receivable, prepaid expenses and other current assets	5,565	12,357
Total current assets	96,316	125,951
Marketable securities	60,612	90,302
Property and equipment, net	761	1,008
Other assets	2,771	3,066
Total assets	$160,460	$220,327
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,158	$4,690
Accrued expenses	8,791	20,333
Deferred income	3,943	3,890
Other current liabilities	2,753	2,683
Total current liabilities	28,645	31,596
Other liabilities	1,565	4,439
Deferred income, net of current portion	16,168	20,038
Contingent consideration	11,000	8,700
Total liabilities	57,378	64,773
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 400,000,000 and 200,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 120,499,433 and 107,850,124 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid‑in capital	1,070,255	1,058,317
Accumulated other comprehensive income	610	97
Accumulated deficit	(967,784)	(902,861)
Total stockholders’ equity	103,082	155,554
Total liabilities and stockholders’ equity	$160,460	$220,327

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024
Revenues:
Contract research	$1,872	$2,541
Licensing	5,954	16,179
Total revenue	7,826	18,720

Costs and expenses:
Cost of revenue	2,091	2,792
Research and development	52,645	33,586
General and administrative	21,972	22,203
Licensing	5,193	12,666
Revaluation of contingent consideration	2,300	2,500
In-process research and development	—	86,905
Total costs and expenses	84,201	160,652
Loss from operations	(76,375)	(141,932)

Other income:
Interest income	7,637	7,953
Non-cash royalty income	3,815	1,914
Total other income	11,452	9,867
Net loss	$(64,923)	$(132,065)

Net loss per share, basic and diluted	$(0.53)	$(1.71)
Weighted average common shares outstanding, basic and diluted	122,564,741	77,296,665

Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $0	$513	$203
Total other comprehensive income	513	203
Comprehensive loss	$(64,410)	$(131,862)

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	70,894,889	$1	$928,080	$(106)	$(770,796)	$157,179
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	1,399,680	—	(377)	—	—	(377)
Issuance of common stock under securities purchase agreement, net of offering costs of $5,087	35,555,555	—	74,913	—	—	74,913
Issuance of common stock purchase warrants	—	—	44,845	—	—	44,845
Unrealized gain on marketable securities	—	—	—	203	—	203
Stock-based compensation expense	—	—	10,856	—	—	10,856
Net loss	—	—	—	—	(132,065)	(132,065)
Balance at December 31, 2024	107,850,124	$1	$1,058,317	$97	$(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	1,367,359	—	(446)	—	—	(446)
Exercise of common stock purchase warrants	11,281,950	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	513	—	513
Stock-based compensation expense	—	—	12,384	—	—	12,384
Net loss	—	—	—	—	(64,923)	(64,923)
Balance at December 31, 2025	120,499,433	$1	$1,070,255	$610	$(967,784)	$103,082

The accompanying notes are an integral part of these consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(64,923)	$(132,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	454	807
Stock-based compensation expense	12,384	10,856
Revaluation of contingent consideration	2,300	2,500
In-process research and development expense	—	86,905
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	6,138	(4,875)
Accounts payable	8,447	(4,188)
Accrued expenses and other liabilities	(8,097)	(3,942)
Deferred income	(3,816)	23,927
Net cash used in operating activities	(47,113)	(20,075)
Cash flows from investing activities:
Purchases of property and equipment	(111)	(121)
Purchases of marketable securities	(39,732)	(119,982)
Proceeds from sales and maturities of marketable securities	89,041	86,144
Payments of deferred transaction consideration for in-licensed assets	(833)	—
Acquisition of in-licensed assets, including transaction costs	—	(35,810)
Net cash provided by (used in) investing activities	48,365	(69,769)
Cash flows from financing activities:
Proceeds from issuance of common stock under securities purchase agreement, net of issuance costs	—	74,913
Payments of deferred transaction consideration for in-licensed assets	(5,416)	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(446)	(409)
Proceeds from exercise of employee stock options and the issuance of stock	—	32
Net cash (used in) provided by financing activities	(5,862)	74,536
Net decrease in cash and cash equivalents	(4,610)	(15,308)
Cash and cash equivalents at beginning of period	24,570	39,878
Cash and cash equivalents at end of period	$19,960	$24,570

Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable	$21	$—
Fair value of warrants issued in connection with in-license agreement	—	44,845
Deferred transaction consideration in connection with in-license agreement	—	6,249

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

The Company is a clinical-stage biopharmaceutical company focused on discovering and developing novel small and large molecule product candidates for immuno-inflammatory diseases. The Company’s proprietary KINect drug discovery platform coupled with its integrated discovery approach to small and large molecules enables the Company to identify and advance product candidates designed to have superior target affinity, specificity and potency. The Company is seeking to identify and consummate transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its novel product candidates.

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $151.4 million and an accumulated deficit of $967.8 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by potentially worsening global economic conditions caused by a variety of factors including geopolitical tensions, tariff policies, and inflationary pressures. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its product candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”).  The consolidated financial statements of the Company include the accounts of the operating parent company, Aclaris Therapeutics, Inc., and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Based upon the nature and size of the Company’s revenue, the Company believes that gross profit does not provide a meaningful measure of profitability and, therefore, has not included a line item for gross profit on the consolidated statement of operations and comprehensive loss.

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

Deferred Income Related to the Sale of Future Royalties

The Company amortizes its deferred income liability related to the sale of future OLUMIANT® (baricitinib) royalties under the units-of-revenue method by computing a ratio of the proceeds received to the total expected payments over the term of the royalty purchase agreement and then applying that ratio to the period’s estimated cash payment (see Note 12). The amortization is based on the Company’s current estimate of future royalty payments.

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

Discontinued Operations

As of December 31, 2025 and 2024, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s consolidated balance sheet, related to discontinued commercial products.

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

Contingent Consideration

The Company records a contingent consideration liability related to future potential payments resulting from the acquisition of Confluence Life Sciences, Inc. (now known as Aclaris Life Sciences, Inc.) (“Confluence”) based upon significant unobservable inputs including the achievement of regulatory and commercial milestones, as well as estimated future sales levels and the discount rates applied to calculate the present value of the potential payments. Significant judgment is involved in determining the appropriateness of these assumptions.  These assumptions are considered Level 3 inputs. Revaluation of the contingent consideration liability can result from changes to one or more of these assumptions. The Company evaluates the fair value estimate of the contingent consideration liability on a quarterly basis with changes, if any, recorded as income or expense in the consolidated statement of operations and comprehensive loss.

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at December 31, 2025. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of December 31, 2025, the discount rate ranged between 6.7% and 8.7% depending on the year of each potential payment.

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

Acquisitions

In November 2024, the Company entered into an exclusive license agreement with Biosion, Inc. (“Biosion”) (as described in Note 11). This transaction has been accounted for as an asset acquisition in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805-50, rather than a business combination. Cash payments and issuances of equity instruments for in-process research and development (“IPR&D”), as well as future payments, are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use under the accounting guidance for the asset. These payments are reflected as IPR&D expense on the Company’s consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

The Company measures the compensation expense of stock-based awards granted to employees and directors using the grant date fair value of the award. The Company has issued stock options and restricted stock unit (“RSU”) awards with service-based vesting conditions. For service-based awards, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is typically four years. The impact of forfeitures is recognized in the period in which they occur.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates expected volatility based on its stock price’s historical volatility, as the Company has determined that it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected term of the Company’s stock options has been determined using the “simplified” method for awards that qualify as “plain vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company uses an expected dividend yield of zero because the Company has never paid cash dividends and does not expect to pay cash dividends in the future.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive loss is primarily composed of net loss and unrealized gains (losses) on marketable securities.

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

Segment Reporting

Operating segments are components of a company for which separate financial information is available and evaluated regularly by the chief operating decision maker (“CODM”) in assessing performance and deciding how to allocate resources. The Company considers its Chief Executive Officer to be its CODM.

Historically, the Company had concluded it operated as two reportable segments, therapeutics and contract research. In December 2025, the Company reevaluated its operating segments and concluded it operates and reports as one reportable segment. The Company’s conclusion is based on changes to the discrete financial reporting information regularly provided to the CODM for the purpose of making operating decisions, assessing financial performance, and allocating resources. Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the previously reported results of operations or financial position.

The Company’s reportable segment focuses on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases. The segment earns revenue through the licensing of its intellectual property and the provision of laboratory services. As of December 31, 2025 and 2024, all of the Company’s assets were held in the United States.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-12, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This standard clarifies interim disclosure requirements and the applicability of Topic 270. The ASU becomes effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This standard requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. This ASU becomes effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. The Company adopted ASU No. 2023-09 effective December 31, 2025, on a prospective basis, the impact of which is limited to additional income tax disclosures in the notes to the Company’s consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,302	$—	$—	$16,302
Marketable securities	—	131,403	—	131,403
Total assets	$16,302	$131,403	$—	$147,705

Liabilities:
Contingent consideration	$—	$—	$11,000	$11,000
Total liabilities	$—	$—	$11,000	$11,000

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$22,245	$—	$—	$22,245
Marketable securities	—	179,326	—	179,326
Total assets	$22,245	$179,326	$—	$201,571

Liabilities:
Contingent consideration	$—	$—	$8,700	$8,700
Total liabilities	$—	$—	$8,700	$8,700

As of December 31, 2025 and 2024, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of December 31, 2025 consisted of corporate debt securities and U.S. government debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2024 consisted of commercial paper, corporate debt securities, foreign government agency debt securities, and U.S. government and government agency debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relied on quoted prices for identical securities in markets that are not active. These quoted prices were obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the years ended December 31, 2025 and 2024, there were no transfers into or out of Level 3.

The overall $2.3 million increase in the fair value of the contingent consideration liability during the year ended December 31, 2025 was primarily due to changes to the probability of success for certain product candidates and the passage of time.

As of December 31, 2025 and 2024 the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	December 31, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$85,222	$373	$—	$85,595
U.S. government debt securities(2)	45,571	237	—	45,808
Total marketable securities	$130,793	$610	$—	$131,403
(1)	Included in Corporate debt securities is $45.4 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $15.2 million with maturity dates between one and three years.

	December 31, 2024
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$105,154	$192	$(156)	$105,190
Commercial paper	4,720	—	(1)	4,719
Foreign government agency debt securities	4,911	16	—	4,927
U.S. government and government agency debt securities(2)	64,454	47	(11)	64,490
Total marketable securities	$179,239	$255	$(168)	$179,326
(1)	Included in Corporate debt securities is $59.8 million with maturity dates between one and three years.
(2)	Included in U.S. government and government agency debt securities is $30.5 million with maturity dates between one and three years.

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
(In thousands)	2025	2024
Employee compensation expenses	$5,298	$4,979
Research and development expenses	1,612	2,173
Deferred transaction consideration	—	3,927
Licensing expenses	1,377	8,645
Other expenses	504	609
Total accrued expenses	$8,791	$20,333

5. Stockholders’ Equity

Preferred Stock

As of December 31, 2025 and 2024, the Company’s amended and restated certificate of incorporation (as amended, the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company’s Charter authorized the Company to issue 400,000,000 and 200,000,000 shares of $0.00001 par value common stock, respectively. There were 120,499,433 and 107,850,124 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through December 31, 2025.

Warrants

In November 2024, the Company issued warrants to Biosion and Chia Tai Tianqing Pharmaceutical Group, Co., Ltd. (“CTTQ”) to purchase, in the aggregate, 14,281,985 shares of the Company’s common stock (the “Warrants”). The Warrants have an initial exercise price of $0.00001 per share, subject to adjustment as provided in the Warrants. The Warrants are immediately exercisable, subject to any applicable overseas direct investment filing that may be required for the holders. The Warrants will terminate when exercised in full. The Company classified the Warrants within equity because they are indexed to the Company’s own stock. The Company assigned an estimated fair value of $44.8 million to the Warrants, which was based on the fair value of the Company’s common stock on the date of issuance less the nominal exercise price of $0.00001 per share.

In December 2025, Biosion exercised 11,281,985 Warrants. As of December 31, 2025, 3,000,000 Warrants remained unexercised.

Private Placement

In November 2024, the Company closed a private placement in which it sold approximately 35.6 million shares of its common stock for aggregate gross proceeds of $80.0 million. The Company paid placement agent and other fees of $5.1 million in connection with the private placement.

6. Stock-Based Awards

2025 Equity Incentive Plan

In April 2025, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and in June 2025, the Company’s stockholders approved the 2025 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2025 Plan was 25,532,993 shares of common stock, which includes (i) 9,000,000 new shares of common stock, (ii) 3,957,232 shares of common stock that remained available for future grant under the 2015 Plan upon adoption of the 2025 Plan and (iii) up to 12,575,761 shares of common stock underlying outstanding awards under the 2015 Plan and the former 2012 Equity Compensation Plan, which may become available for issuance under the 2025 Plan if and as such awards expire, are otherwise terminated, settled in cash, or repurchased by the Company. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2025 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of December 31, 2025, 12,442,759 shares remained available for grant under the 2025 Plan. The Company had 1,007,910 stock options and 320,840 RSUs outstanding as of December 31, 2025 under the 2025 Plan.

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of December 31, 2025, 493,500 shares remained available for grant under the 2024 Inducement Plan. The Company had 1,172,000 stock options and 302,500 RSUs outstanding as of December 31, 2025 under the 2024 Inducement Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 325,000 stock options outstanding as of December 31, 2025 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Plan, and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Upon the 2025 Plan becoming effective, no further grants can be made under the 2015 Plan. The Company had 8,764,489 stock options and 2,179,891 RSUs outstanding as of December 31, 2025 under the 2015 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,
	2025	2024
Risk-free interest rate	4.26%	3.91%
Expected term (in years)	6.2	6.0
Expected volatility	82.79%	81.62%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2025 and 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
(In thousands, except share and per share data and years)	of Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2023	6,419,455	$15.94	7.1	$14
Granted	2,608,700	1.86
Exercised	(162,388)	1.31		285
Forfeited and cancelled	(2,143,800)	15.06
Outstanding as of December 31, 2024	6,721,967	$11.12	6.8	$2,968
Granted	5,407,305	2.18
Forfeited and cancelled	(859,873)	13.32
Outstanding as of December 31, 2025	11,269,399	$6.72	7.7	$8,597
Options vested and expected to vest as of December 31, 2025	11,269,399	$6.72	7.7	$8,597
Options exercisable as of December 31, 2025	4,174,406	$12.72	5.8	$2,503

The weighted average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $1.61 and $1.34 per share, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the years ended December 31, 2025 and 2024:

		Weighted
		Average
		Grant Date	Aggregate
	Number	Fair Value	Intrinsic
(In thousands, except share and per share data)	of Shares	Per Share	Value
Outstanding as of December 31, 2023	1,521,940	$15.72
Granted	2,852,573	1.39
Vested	(1,473,327)	5.51	$2,959
Forfeited and cancelled	(625,035)	13.03
Outstanding as of December 31, 2024	2,276,151	$5.12
Granted	2,190,582	2.26
Vested	(1,537,652)	4.26	$4,122
Forfeited and cancelled	(125,850)	4.31
Outstanding as of December 31, 2025	2,803,231	$3.40

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the consolidated statement of operations and comprehensive loss included the following:

	Year Ended
	December 31,
(In thousands)	2025	2024
Cost of revenue	$788	$938
Research and development	4,258	3,135
General and administrative	7,338	6,783
Total stock-based compensation expense	$12,384	$10,856

As of December 31, 2025, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $11.1 million and $6.1 million, respectively, which is expected to be recognized over weighted average periods of 2.5 years and 2.3 years, respectively.

7. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Year Ended
	December 31,
(In thousands, except for share and per share data)	2025	2024
Numerator:
Net loss	$(64,923)	$(132,065)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	122,564,741	77,296,665
Net loss per share, basic and diluted	$(0.53)	$(1.71)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share since the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the years ended December 31, 2025 and 2024, the basic and diluted weighted average shares outstanding included the shares of common stock issuable upon exercise of the outstanding Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the years ended December 31, 2025 and 2024. All share amounts presented in the table below represent the total number outstanding as of December 31, 2025 and 2024.

	Year Ended
	December 31,
	2025	2024
Options to purchase common stock	11,269,399	6,721,967
Restricted stock units	2,803,231	2,276,151
Total potential shares of common stock	14,072,630	8,998,118

8. Leases

The Company has operating leases for office space and laboratory facilities. Rent expense was $0.8 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively, which was recognized on a straight-line basis over the term of the lease.

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

Supplemental balance sheet information related to operating leases is as follows:

	December 31,	December 31,
(In thousands)	2025	2024
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(2,245)	(1,688)
Other assets	$2,285	$2,842

Current portion of lease liabilities	$551	$481
Other liabilities	1,565	2,117
Total operating lease liabilities	$2,116	$2,598

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

Supplemental information related to operating leases is as follows:

	Year Ended
(In thousands, except for years and percentages)	December 31,
Supplemental Cash Flow Lease Information:	2025	2024
Operating cash flows from operating leases	$755	$736

Weighted Average Remaining Lease Term (in years):
Operating leases	3.3	4.3

Weighted Average Discount Rate:
Operating leases	10.1%	10.1%

Future minimum lease payments under operating lease agreements are as follows:

(In thousands)	Operating
Year Ending December 31,	Leases
2026	711
2027	760
2028	779
2029	260
Total undiscounted lease payments	2,511
Less: unrecognized interest	(395)
Total lease liability	$2,116

9. Income Taxes

During the years ended December 31, 2025 and 2024, the Company did not record an income tax benefit for net operating losses incurred in each year due to the uncertainty of realizing a benefit from those items.

Loss before income taxes is allocated as follows:

	Year Ended December 31,
(In thousands)	2025	2024
U.S. operations	$(64,923)	$(132,065)
Foreign operations	—	—
Loss before income taxes	$(64,923)	$(132,065)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

(In thousands, except percentages)	Year Ended December 31, 2025
Federal taxes at U.S. statutory income tax rate	$(13,634)	(21.0)%
Tax credits
Research and development tax credits	(2,531)	(3.9)
Change in valuation allowance	14,366	22.1
Non-taxable or non-deductible items
Non-deductible royalty payments	726	1.1
Other non-deductible items	1,073	1.7
Effective income tax rate	$—	0.0%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

Year Ended December 31, 2024
Federal statutory income tax rate	(21.0)%
State taxes, net of federal benefit	(2.1)
Impact of state rate changes	(1.1)
Research and development tax credits	(1.1)
Excess equity compensation tax benefit, net of officer limitation	0.8
Revaluation of contingent consideration	0.4
Non-deductible royalty payments	1.8
Change in deferred tax asset valuation allowance	22.1
Other	0.2
Effective income tax rate	(0.0)%

Deferred tax liabilities, net consisted of the following:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$123,685	$120,361
Capitalized start-up costs	2,949	3,469
Research and development tax credit carryforwards	2,531	21,954
Section 174 research and development capitalization	21,396	31,185
Capitalized research and development expense	1,820	2,145
Stock‑based compensation expense	20,093	19,101
Accrued compensation	796	791
Lease liabilities	474	588
Deferred income	4,536	5,510
IPR&D	19,534	20,004
Other	397	408
Total deferred tax assets	198,211	225,516
Deferred tax liabilities:
Property and equipment	(31)	(56)
Right-to-use assets	(510)	(642)
Other	(559)	(458)
Total deferred tax liabilities	(1,100)	(1,156)
Valuation allowance	(197,111)	(224,360)
Deferred tax liabilities, net	$—	$—

As of December 31, 2025, the Company had federal and state net operating loss (“NOL”) carryforwards of $568.2 million and $100.7 million, respectively, which will begin to expire in 2032. As of December 31, 2025, the Company also had federal research and development tax credit carryforwards of $2.5 million which will begin to expire in 2045.

Utilization of the NOLs and research and development tax credit carryforwards in the United States are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

The Company completed an analysis under Section 382 for NOLs generated through December 31, 2024, and concluded that an ownership change occurred as of December 30, 2024. As a result of this ownership change a component of the Company’s research and development credits and state NOL carryforwards will expire prior to utilization. Accordingly, the Company has recorded an adjustment to write down its research and development credit and state NOL deferred tax assets in the amount of $21.9 million and $19.0 million, respectively. The write down of these deferred tax assets resulted in a corresponding adjustment to the Company’s valuation allowance.

The Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of the Company’s control. These future ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. The Company considered its history of cumulative net losses incurred since inception, its lack of substantial revenue generated to date, and its forecasted future operating losses and concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024. The Company evaluates positive and negative evidence of its ability to realize deferred tax assets at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024, which related primarily to the increases in NOLs, capitalized research and development costs, and research and development tax credit carryforwards, offset by decreases to deferred tax assets associated with research and development tax credits and state NOL carryforwards due to the Section 382 ownership change described above, were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Valuation allowance at beginning of year	$(224,360)	$(195,124)
Decreases recorded as benefit to income tax provision	27,249	—
Increases recorded to income tax provision	—	(29,236)
Valuation allowance as of end of year	$(197,111)	$(224,360)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2022 to the present. All open years may be examined to the extent that tax credits or NOLs are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2025 and 2024.

10. Related Party Transaction

In November 2024, Anand Mehra, a member of the Company’s board of directors, purchased 666,666 shares of the Company’s common stock at a price per share of $2.25 in connection with a private placement.

11. Agreements Related to Intellectual Property

Exclusive License Agreement – Biosion, Inc.

In November 2024, the Company entered into an exclusive license agreement (the “Biosion Agreement”) with

Biosion, pursuant to which it received the exclusive rights to develop, manufacture and commercialize bosakitug (ATI-045) and ATI-052 worldwide, excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”). In connection with the Biosion Agreement, the Company also entered into a collaboration agreement (the “CTTQ Agreement”, and together with the Biosion Agreement, the ‘Biosion Agreements”) with Biosion and CTTQ, a licensee of bosakitug in Greater China.

As partial consideration for the rights and licenses under the Biosion Agreements, the Company, in the aggregate, (i) paid $30.0 million in upfront cash consideration, plus $4.5 million for the reimbursement of certain development costs, (ii) issued the Warrants, and (iii) paid $6.2 million for the reimbursement of certain development costs and drug product material. The Company made cash payments of $6.2 million and $34.5 million as set forth in the Biosion Agreements during the years ended December 31, 2025 and 2024, respectively.

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

The Company recognized $1.2 million and $3.0 million of licensing revenue during the years ended December 31, 2025 and 2024, respectively, a portion of which was payable to third parties.

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

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid the Company upfront, anniversary, regulatory and commercial milestone payments. In addition, Lilly has agreed to pay the Company other commercial milestone payments upon the achievement of specified milestones and additional anniversary payments as set forth in the agreement, as well as a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. In July 2024, the Company entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary milestones associated with the license to Lilly (see Note 12).

During the year ended December 31, 2025, the Company recognized licensing revenue of $4.8 million, all of which was payable to third parties. During the year ended December 31, 2024, the Company recognized licensing revenue of $13.2 million, a portion of which was payable to third parties. As of December 31, 2024, a receivable of $8.6 million was recognized in other current assets, which represents licensing revenue that was due to third parties.

Asset Purchase Agreement – EPI Health, LLC

In October 2019, the Company sold RHOFADE (oxymetazoline hydrochloride) cream, 1% (“RHOFADE”) to EPI Health, LLC (“EPI Health”) pursuant to an asset purchase agreement. In July 2023, EPI Health filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Through the bankruptcy process, EPI Health and its parent company, Novan, Inc., sold the RHOFADE assets to a third party, which excluded the Company’s asset purchase agreement with EPI Health and the outstanding amounts due. The sale was approved by the bankruptcy court in September 2023. As a result of the bankruptcy proceedings, all amounts that were due and outstanding by EPI Health had been fully reserved. In September 2025, the Company sold all of its right, title and interest in its bankruptcy claims against EPI Health and wrote off the remaining reserved balance as it was deemed uncollectible.

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

As of December 31, 2025 and 2024, the balance of the Company’s contingent consideration liability was $11.0 million and $8.7 million, respectively (see Note 3).

12. Sale of Future Royalties

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognizes non-cash royalty income under the “units-of-revenue” method in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, the Company recognized $3.8 million and $1.9 million of non-cash royalty income, respectively. As of December 31, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of revenue method were $3.9 million and $16.2 million, respectively.

13. Restructuring Charges

In December 2023, the Company’s board of directors approved a reduction of the Company’s workforce by approximately 46%, which was completed as of December 31, 2024. During the year ended December 31, 2025, the Company made cash severance payments of $0.2 million to impacted employees. During the year ended December 31, 2024, the Company recognized severance expense of $2.7 million and made cash severance payments of $5.6 million to impacted employees.

14. Segment Information

The Company operates and reports as one reportable segment, which focuses on identifying and developing innovative therapies to address significant unmet needs for immuno-inflammatory diseases. The segment earns revenue through the licensing of the Company’s intellectual property and the provision of laboratory services. All customers and revenue pertaining to the reportable segment are based in the United States.

When evaluating the Company’s financial performance, the CODM regularly reviews consolidated segment loss, total expense, and direct expenses by project. The CODM allocates resources based on the Company’s available cash resources and forecasted expenditures on a consolidated basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheet with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
(In thousands)	2025	2024
Contract research	$1,872	$2,541
Licensing revenue	5,954	16,179
Total revenue	7,826	18,720
Cost of revenue	2,091	2,792
Research and development:(1)
Bosakitug	13,845	299
ATI-052	7,074	1,895
ATI-2138	4,921	4,209
ATI-9494	5,371	2,360
Discovery	3,872	3,415
Total research and development project expenses	35,083	12,178
Personnel	11,816	11,446
Other research and development(2)	5,746	9,962
Total research and development	52,645	33,586
General and administrative(3)	21,972	22,203
Licensing	5,193	12,666
Revaluation of contingent consideration	2,300	2,500
In-process research and development	—	86,905
Segment operating loss	$(76,375)	$(141,932)
Other income	11,452	9,867
Segment loss before income taxes	$(64,923)	$(132,065)
(1)	Research and development expenses primarily consist of direct costs incurred to specific programs, including costs to conduct clinical trials and to manufacture clinical drug supply.
(2)	Other research and development expenses primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, as well as stock-based compensation.
(3)	General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions, as well as facility-related costs, professional fees, business development costs, insurance costs, and travel expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of our internal control over financial reporting based on the framework established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our directors and executive officers, including their ages as of February 9, 2026. There are no family relationships among any of our directors or executive officers.

For our directors, the biographies below include information, as of February 9, 2026, regarding the specific and particular experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director of our company.

Name	Age	Position
Executive Officers:
Neal Walker	56	Chief Executive Officer, Chair of the Board of Directors
Hugh Davis, Ph.D.	67	President, Chief Operating Officer and Director
Kevin Balthaser	39	Chief Financial Officer
Roland Kolbeck, Ph.D.	62	Chief Scientific Officer
James Loerop	62	Chief Business Officer
Jesse Hall	52	Chief Medical Officer
Non-management Directors:
Christopher Molineaux	60	Lead Independent Director
Maxine Gowen, Ph.D.	67	Director
William Humphries	59	Director
Anand Mehra, M.D.	50	Director
Vincent Milano	62	Director
Andrew Schiff, M.D.	60	Director

Executive Officers

Neal Walker

Neal Walker co-founded our company and has served as our Chief Executive Officer since February 2025. He previously served as our Interim Chief Executive Officer from January 2024 to February 2025, as our President from January 2024 to November 2024, and as our Chief Executive Officer and President from our inception in 2012 until December 2022. Dr. Walker has also served as a member of our Board since our inception and currently serves as its Chair. Dr. Walker’s term of office as a director will expire at the 2028 Annual Meeting of Stockholders. Dr. Walker co-founded NeXeption, LLC, a biopharmaceutical assets management company, in 2012. Dr. Walker co-founded and served as President and Chief Executive Officer and a member of the board of directors of Vicept Therapeutics, Inc., a dermatology-focused specialty pharmaceutical company, from 2009 until its acquisition by Allergan, Inc. in 2011. Previously, Dr. Walker co-founded and led a number of life science companies, including Octagon Research Solutions, Inc., a software and services provider to biopharmaceutical companies (acquired by Accenture plc), Trigenesis Therapeutics, Inc., a specialty dermatology company, where he served as Chief Medical Officer (acquired by Dr. Reddy’s Laboratories Inc.), and Cutix Inc., a commercial dermatology company. He began his pharmaceutical industry career at Johnson and Johnson, Inc. Dr. Walker is a director of Aldeyra Therapeutics, Inc., a publicly held biotechnology company, as well as several private companies. Dr. Walker received an M.B.A. degree from The Wharton School of the University of Pennsylvania, a Doctor of Osteopathic Medicine degree from the Philadelphia College of Osteopathic Medicine and a B.A. degree in Biology from Lehigh University. Dr. Walker’s experience as a board-certified dermatologist and the founder of our company and other pharmaceutical companies, his background in clinical and drug development in dermatology and other fields, and his knowledge of the pharmaceutical industry contributed to the conclusion of our Board that he should serve as a director of our company.

Hugh Davis

Hugh Davis has served as our President and Chief Operating Officer, and as a member of our Board, since November 2024. Dr. Davis’s term of office as a director will expire at the 2027 Annual Meeting of Stockholders. He previously held various roles at Biosion, Inc., a biopharmaceutical company, beginning in March 2020, including as Chief Operating Officer of Biosion Inc., President of Biosion USA, Inc., and, most recently, as Biosion’s Chief Business &

Development Officer and President. Dr. Davis has also served as a member of the board of directors of Biosion, Inc. since March 2020. From 2018 to 2020, Dr. Davis served as Chief Business Officer at Frontage Laboratories, Inc. He previously served in a series of leadership roles at Janssen R&D/Johnson & Johnson, including as Vice President & Head, Biologics Development Sciences, Biophysics and Laboratory Operations. Dr. Davis’s previous biopharmaceutical experience includes leadership roles at GlaxoSmithKline and Rhone-Poulenc Rorer. Dr. Davis received Ph.D. and M.S. degrees in Biochemistry from Villanova University and a B.S. degree in Chemistry from Gannon University. Our Board believes that Dr. Davis’ extensive scientific leadership experience with pharmaceutical and biotechnology companies qualifies him to serve as a director of our company.

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

Roland Kolbeck, Ph.D.

Roland Kolbeck, Ph.D., has served as our Chief Scientific Officer since July 2025. He most recently served as Chief Scientific Officer for Spirovant Sciences from 2020 to April 2025, where he directed the company’s strategy related to new indications, targets, and investments. Previously, Dr. Kolbeck was Vice President, Head of Respiratory, Inflammation and Autoimmune Research (RIA) at MedImmune, AstraZeneca’s global biologics organization. Prior to Medimmune, he served in senior scientific roles at Peptimmune and Millennium Pharmaceuticals. Dr. Kolbeck received his M.S. and Ph.D. degrees at the University of Regensburg and Max Planck Institute for Neurobiology (now the Max Planck Institute for Biological Intelligence), in Munich, Germany.

James Loerop

James Loerop has served as our Chief Business Officer since January 2022. From 2019 to January 2022, Mr. Loerop served as Executive Vice President, Business Development and Strategic Planning at Anika Therapeutics, Inc., a publicly held company focused on products for joint preservation, where he was responsible for global business development activities. From 2017 to 2019, Mr. Loerop served as Chief Corporate Development Officer for Lupin Pharmaceuticals, Inc., where he was a member of the company’s Executive Leadership Team and was responsible for global business development and corporate development activities. Prior to joining Lupin, Mr. Loerop held senior leadership roles at various companies in the pharmaceutical and life sciences industry, including at Alexion Pharmaceuticals, Inc. as Senior Vice President of Global Business Development, GlaxoSmithKline as Vice President of North America Business Development, and Stiefel Laboratories, Inc. as Senior Vice President of Global Corporate Development, prior to GSK’s acquisition of Stiefel. Mr. Loerop received a B.S. degree in marketing from Western Michigan University.

Jesse Hall, M.D.

Jesse Hall, M.D. has served as our Chief Medical Officer since April 2025. He most recently served as Chief Medical Officer for AltruBio from September 2021 until April 2025. Prior to AltruBio, from 2018 to April 2021, Dr. Hall served as Chief Medical Officer and EVP of Scientific and Clinical Affairs at Sublimity Therapeutics. Prior to Sublimity, Dr. Hall served as Chief Medical Officer of Aristea Therapeutics, and prior to that in roles of increasing responsibility at companies including Ardea Biosciences (a wholly owned subsidiary of AstraZeneca), Amgen, and Abbott Laboratories. Dr. Hall received a B.A. degree from the University of San Diego, an M.D. degree from the University of Oklahoma College of Medicine and conducted his surgical training at the Medical College of Pennsylvania and Hahnemann University.

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

Maxine Gowen, Ph.D.

Maxine Gowen has served as a member of our Board since July 2019. Dr. Gowen’s term of office as a director will expire at the 2026 Annual Meeting of Stockholders. Dr. Gowen previously served as the part-time Chief Executive Officer of TamuroBio Inc., a biotechnology company, from 2019 to December 2021. Dr. Gowen founded Trevena, Inc., a publicly held biopharmaceutical company, and served as its President and Chief Executive Officer from 2007 until 2018. Prior to this, Dr. Gowen held a variety of leadership roles at GlaxoSmithKline (GSK) over a period of fifteen years. Dr. Gowen was previously President and Managing Partner at SR One, the venture capital subsidiary of GSK, where she led its investments in, and served on the board of directors of, numerous companies. Until 2002, Dr. Gowen was Vice President, Drug Discovery, Musculoskeletal Diseases at GSK, responsible for drug discovery and early development for osteoporosis, arthritis and metastatic bone disease. Dr. Gowen held a tenured academic position in the School of Pharmacology, University of Bath, UK from 1989 to 1992. Dr. Gowen currently serves as the chair of the board of directors of the publicly held company Passage Bio, Inc. Within the past five years, Dr. Gowen served as a director of the publicly held companies Merus N.V., Trevena, Inc., Aceragen, Inc. (formerly known as Idera Pharmaceuticals, Inc.) and Akebia Therapeutics, Inc. Dr. Gowen received a B.Sc. in biochemistry from the University of Bristol, UK, then received a Ph.D. in cell biology from the University of Sheffield, UK, and received an M.B.A from The Wharton School of the University of Pennsylvania. Dr. Gowen also received a D.Sc. from the University of Bath, UK. Our Board believes that Dr. Gowen’s extensive leadership experience with pharmaceutical and biotechnology companies qualifies her to serve as a director of our company.

William Humphries

William Humphries has served as a member of our Board since 2016. Mr. Humphries’s term of office as a director will expire at the 2028 Annual Meeting of Stockholders. Mr. Humphries has served as the Chief Executive Officer of MedPharm, a contract development and manufacturing organization, since January 2025. From June 2023 to January 2025, he served as the Chief Executive Officer and member of the board of directors of Alcami Corporation, a contract development and manufacturing organization. From May 2021 to May 2023, Mr. Humphries served as the Chief Executive Officer of lsosceles Pharmaceuticals Inc, a biotechnology company. From 2018 to 2020, Mr. Humphries served as President of Ortho Dermatologics, the dermatology division of Bausch Health Companies, Inc., and previously served as its Executive Vice President, Company Group Chairman for Dermatology and OraPharma from 2017 to 2018. From 2012 to 2016, he served as President and Chief Executive Officer of the North American business of Merz, Inc., an affiliate of Merz Pharma Group, a specialty healthcare company. From 2006 to 2012, Mr. Humphries served in a number of leadership positions with Stiefel Laboratories, Inc., a dermatology pharmaceutical company, including as its Chief Commercial Officer and then as President beginning in 2008. Stiefel was acquired by GSK in 2009, after which Mr. Humphries served as the President of Dermatology for Stiefel from 2009 until 2012. Mr. Humphries previously held multiple senior executive roles in sales and marketing, business development and international marketing for Allergan, Inc., concluding as Vice President of its U.S. skincare business. Mr. Humphries currently serves as a director of the publicly held company Clearside Biomedical, Inc. Within the past five years, he served as a member of the boards of directors of the publicly held companies PhaseBio Pharmaceuticals, Inc. and STRATA Skin Sciences, Inc., as well as Bryn Pharmaceuticals and SKNV. He received a B.A. degree from Bucknell University and an M.B.A. degree from Pepperdine University. Our Board believes that Mr. Humphries’ experience as a pharmaceutical company executive provides him with the qualifications and skills to serve as a director of our company.

Anand Mehra, M.D.

Anand Mehra, M.D. has served as a member of our Board since 2014. Dr. Mehra’s term of office as a director will expire at the 2026 Annual Meeting of Stockholders. Dr. Mehra has served as a founding partner of Forge Life Science Partners, a biotech investment firm, since its inception in May 2023. Dr. Mehra joined Sofinnova Investments, Inc. (fka Sofinnova Ventures, Inc.), a biotech investment firm, in 2007 and served as a managing general partner until 2020. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group, and before that, Dr. Mehra was a consultant in McKinsey & Company’s pharmaceutical practice. Within the past five years, Dr. Mehra served as the chair of the board of directors of the publicly held company Merus N.V. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. Our Board believes that Dr. Mehra’s extensive experience in the life sciences industry, his service on the boards of directors of other public life sciences companies and his extensive leadership experience qualify him to serve as a director of our company.

Vincent Milano

Vincent Milano has served as a member of our Board since January 2020. Mr. Milano’s term of office as a director will expire at the 2027 Annual Meeting of Stockholders. Mr. Milano most recently served as Chair of the board of directors of Aceragen, Inc. (formerly known as Idera Pharmaceuticals, Inc.), a publicly held biopharmaceutical company, from 2022 to August 2023, having previously served as Idera’s President and Chief Executive Officer and a member of Idera’s board of directors since 2014. From 1996 to 2014, Mr. Milano served in increasingly senior roles at ViroPharma Inc., a pharmaceutical company acquired by Shire plc in 2014, most recently as Chairman, President and Chief Executive Officer from 2008 to 2014. From 1985 to 1996, Mr. Milano served in increasingly senior roles, most recently as a senior manager, at KPMG LLP, an independent registered public accounting firm. Mr. Milano currently serves on the boards of directors of BioCryst Pharmaceuticals, Inc., a publicly held company, and Life Sciences Cares Philadelphia, a non-profit organization. Within the past five years, Mr. Milano served on the board of directors of Venatorx Pharmaceuticals, Inc., a privately held company. Mr. Milano received a B.S. degree in Accounting from Rider College. Our Board believes that Mr. Milano’s extensive leadership experience with pharmaceutical and biotechnology companies qualifies him to serve as a director of our company.

Andrew Schiff, M.D.

Andrew Schiff has served as a member of our Board since 2017. Dr. Schiff’s term of office as a director will expire at the 2028 Annual Meeting of Stockholders. Dr. Schiff joined Aisling Capital, an investment firm, in 1999 and currently serves as one of its managing partners. Prior to joining Aisling Capital, Dr. Schiff practiced internal medicine for six years at The New York Presbyterian Hospital, where he maintains his position as a Clinical Assistant Professor of Medicine. Dr. Schiff currently serves on the board of directors of the publicly held company Monte Rosa Therapeutics, Inc. Dr. Schiff also currently serves on the board of directors of the privately held company Dren Bio. He is a board member of the Visiting Nurse Service of New York, as well as other charitable organizations. Dr. Schiff received an M.D. degree from Cornell University Medical College, an M.B.A. degree from Columbia University, and a B.S. degree with honors in Neuroscience from Brown University. Our Board believes that Dr. Schiff’s medical background and venture capital experience qualify him to serve as a director of our company.

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

Item 11. Executive Compensation

For the year ended December 31, 2025, our named executive officers (“NEOs”) were:

Name	Position
Neal Walker	Chief Executive Officer
Kevin Balthaser	Chief Financial Officer
James Loerop	Chief Business Officer

Summary Compensation Table

The following table presents the compensation awarded to or earned by each of our NEOs for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Neal Walker(3)	2025	615,000	828,426	1,581,615	350,550	-		3,375,591
Chief Executive Officer	2024	477,431	170,400	421,586	372,396	3,322	(4)	1,445,135
Kevin Balthaser	2025	446,000	310,640	548,440	171,710	14,000	(5)	1,490,790
Chief Financial Officer	2024	444,000	247,800	179,003	217,560	13,800	(5)	1,102,163
James Loerop(6)	2025	416,000	336,800	520,146	160,160	14,000	(5)	1,447,106
Chief Business Officer

(1)	The amounts reflect the full grant date fair value for RSU and stock option awards granted during the indicated year. The grant date fair value was computed in accordance with ASC Topic 718, Compensation—Stock Compensation. The assumptions we used in valuing stock options and RSUs are described in “Item 8—Notes to Consolidated Financial Statements—Note 6”.

(2)	The amounts reflect the portion of each officer’s target annual bonus paid based on the achievement of our corporate and individual goals, as applicable, which for 2025 are discussed below under “Narrative to Summary Compensation Table—Annual Bonus (Non-Equity Incentive Plan Compensation).”
(3)	Dr. Walker’s employment with us commenced in January 2024 as Interim Chief Executive Officer and he was appointed as Chief Executive Officer in February 2025.
(4)	The amount consists of fees paid under our director compensation policy for his service as our Chair of the Board prior to Dr. Walker being appointed as our Interim Chief Executive Officer in January 2024.
(5)	The amount consists of company matching contributions to the executive’s 401(k) plan account.
(6)	Mr. Loerop was not one of our named executive officers during the year ended December 31, 2024 and, accordingly, only his compensation for the year ended December 31, 2025 is included in the Summary Compensation Table in accordance with SEC rules.

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

Role of our Independent Compensation Consultant. In 2025, the Compensation Committee retained Pearl Meyer, a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program. Pearl Meyer’s role included assisting the Compensation Committee with the selection of a peer group of companies for comparison purposes, an analysis of our existing executive compensation, the design of our long-term incentive program, and otherwise advising the Compensation Committee as appropriate. The consultant serves at the pleasure of the Compensation Committee, and the consultant’s fees are approved by the Compensation Committee.

Annual Base Salary

The following table presents the annual base salaries for each of our NEOs for 2024 and 2025:

	Annual Base Salary
	($)			Percentage
Name	2024	2025		Change
Neal Walker	500,000	615,000	(1)	23.0%
Kevin Balthaser	444,000	446,000		0.5%
James Loerop	402,917	416,000		3.2%
(1)	The increase was related to Dr. Walker’s appointment as Chief Executive Officer in 2025 from Interim Chief Executive Officer in 2024.

Annual Bonus (Non-Equity Incentive Plan Compensation)

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations and individual goals, if any, for each fiscal year. For 2025, the target bonus for Dr. Walker was 60% of his base salary and the target bonus for Mr. Balthaser and Mr. Loerop was 40% of their respective base salaries.

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

For 2025, the bonus funding factor was weighted 75% for corporate goals and 25% for individual goals for all NEOs other than our Chief Executive Officer, whose bonus funding was 100% dependent on the achievement of corporate goals.

The Compensation Committee reviews our performance against our goals and approves the extent to which we achieved each of our corporate goals and, with the input of our Chief Executive Officer, individual performance, as applicable, and, for each NEO, the amount of the bonus awarded.

In early 2025, our Compensation Committee approved our 2025 corporate performance goals. These goals were divided into two primary categories: (a) research and development (75%) and (b) other corporate activities, including business development, financing, and legal, finance and compliance objectives (25%). The Compensation Committee also approved stretch performance goals in both the research and development and other corporate categories that, if earned, could increase the overall funding of the bonus plan up to a maximum of 140% of the corporate performance target score. In addition to the corporate performance goals described above, Dr. Walker evaluated the individual performance of each of Mr. Balthaser and Mr. Loerop, and recommended a level of achievement to the Compensation Committee. The individual goals for Mr. Balthaser and Mr. Loerop focused on contributions toward our corporate objectives, personal qualities necessary to effectively manage a team, solve problems and drive our business forward, cross-functional execution to improve processes and productivity, and the promotion of a culture of ethics and compliance. Dr. Walker recommended full credit for these individual objectives, which the Compensation Committee approved.

In early 2026, the Compensation Committee considered each of the 2025 corporate performance goals, as well as individual goals where applicable, and awarded Dr. Walker, Mr. Balthaser and Mr. Loerop 95%, 96% and 96% of their target bonuses, respectively, for the year ended December 31, 2025. The actual bonus amounts paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

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

In accordance with historical practices and the methodology described above, in February 2025 Dr. Walker, Mr. Balthaser and Mr. Loerop were granted an annual equity grant consisting of 253,900, 88,100 and 83,500 restricted stock units, respectively, and stock options to purchase 888,800 shares, 308,200 shares and 292,300 shares, respectively, in each case which vest in four equal installments on the first, second, third and fourth anniversaries of February 3, 2025, subject to the officer’s continuous service as of the applicable vesting date. In addition, during 2024 certain executives expended considerable effort undertaking a strategic review of our business, the result of which included the licensing of bosakitug and ATI-052 creating a more diversified pipeline of strategic opportunities for the Company across various immunologic and respiratory indications, as well as an extended cash runway achieved through cost rationalization and the closing of a private placement for aggregate gross proceeds of $80.0 million. To reward such executives for their efforts, in January 2025 Dr. Walker, Mr. Balthaser and Mr. Loerop were granted an equity grant consisting of 88,333, 40,000 and 55,000 restricted stock units, respectively, in each case which 33% of the award vests on January 2, 2025, 33% of the award vests on January 2, 2026 and 34% of the award vests on January 2, 2027, subject to the officer’s continuous service as of the applicable vesting date.

Clawback Policy

Under our Incentive Compensation Recoupment Policy, in the event of an accounting restatement, the Compensation Committee, as the committee of the Board responsible for administering the policy, is authorized to recover certain incentive-based compensation paid to an executive officer of the Company on or after October 2, 2023 to the extent such incentive-based compensation was erroneously paid on the basis of financial results in respect of any of our three most recently completed fiscal years preceding the restatement.

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

Outstanding Equity Awards as of December 31, 2025

The following table provides information about outstanding equity awards held by each of our NEOs as of December 31, 2025.

	Option Awards						Stock Awards
									Market
							Number		Value
							of Shares		of Shares
							of Stock		of Stock
		Number of Securities Underlying			Option		That		That
	Type	Unexercised Options			Exercise	Option	Have Not		Have Not
	of	(#)			Price	Expiration	Vested		Vested
Name	Award	Exercisable	Unexercisable		($)	Date	(#)		($)(8)
Neal Walker	Option	145,600	—		28.92	12/14/2026
	Option	151,200	—		22.09	1/31/2028
	Option	255,552	—		1.26	3/1/2030
	Option	191,850	—		24.06	2/28/2031
	Option	168,050	—		14.94	2/29/2032
	Option	497,000	—		1.20	1/31/2034
	Option	—	888,800	(1)	2.40	2/2/2035
	RSU						59,184	(2)	178,144
	RSU						253,900	(1)	764,239
Kevin Balthaser	Option	11,200	—		27.54	7/4/2027
	Option	2,100	—		22.09	1/31/2028
	Option	15,500	—		24.06	2/28/2031
	Option	25,050	8,350	(3)	14.94	2/29/2032
	Option	52,500	52,500	(4)	16.97	1/31/2033
	Option	51,625	154,875	(5)	1.20	1/31/2034
	Option	—	308,200	(1)	2.40	2/2/2035
	RSU						2,375	(3)	7,149
	RSU						15,000	(4)	45,150
	RSU						44,250	(5)	133,193
	RSU						26,800	(2)	80,668
	RSU						88,100	(1)	265,181
James Loerop	Option	116,250	38,750	(6)	11.58	1/31/2032
	Option	52,500	52,500	(7)	16.97	1/31/2033
	Option	51,625	154,875	(5)	1.20	1/31/2034
	Option	—	292,300	(1)	2.40	2/2/2035
	RSU						11,250	(6)	33,863
	RSU						15,000	(7)	45,150
	RSU						44,250	(5)	133,193
	RSU						36,850	(2)	110,919
	RSU						83,500	(1)	251,335
(1)	Of the unvested stock options and RSUs, one-fourth vested on February 3, 2026 and the remainder will vest in three equal installments on February 3, 2027, February 3, 2028 and February 3, 2029, subject to the officer’s continued service through each applicable vesting date.
(2)	Of the total shares underlying this RSU award, 33% vested on January 2, 2025, 33% vested on January 2, 2026 and the remainder will vest on January 2, 2027, subject to the officer’s continued service through the vesting date.
(3)	These unvested stock options and RSUs will vest on March 1, 2026, subject to the officer’s continued service through the vesting date.
(4)	Of the unvested stock options and RSUs, 50% vested on January 1, 2026 and the remainder will vest on January 1, 2027, subject to the officer’s continued service through the vesting date.
(5)	Of the total shares underlying this stock option award and RSU award, one-fourth vested on February 1, 2025, one-fourth vested on February 1, 2026 and the remainder will vest in two equal installments on February 1, 2027 and February 1, 2028, subject to the officer’s continued service through each applicable vesting date.
(6)	These unvested stock options and RSUs vested on February 1, 2026.

(7)	Of the unvested stock options and RSUs, 50% vested on February 1, 2026 and the remainder will vest on February 1, 2027, subject to the officer’s continued service through the vesting date.
(8)	Based on the closing price of our common stock of $3.01 per share on December 31, 2025.

Additional Narrative Disclosure

Potential Payments upon Termination of Employment or upon Change in Control

Employment Agreements

We have entered into employment agreements with each of Dr. Walker, Mr. Balthaser and Mr. Loerop. Under the employment agreements, each of them is eligible to receive severance benefits in the specified circumstances, as applicable.

Severance Upon Qualifying Termination Unrelated to a Change of Control

Each employment agreement provides for payments in the event the executive’s employment is terminated due to death or “Disability”, in the event we terminate the executive’s employment without “Cause,” if the executive resigns for “Good Reason” (each as defined below), or if the executive’s employment is terminated upon non-renewal of the agreement by the Company, provided that the executive executes and does not revoke a release of claims (each, a “Qualifying Termination”).

In the event of a Qualifying Termination, each executive would receive the following severance benefits:

●	continued payment of then-current base salary for a period of 12 months following termination, in each case payable in accordance with our normal payroll practices;
●	a lump-sum payment of any approved but unpaid bonuses or portion thereof for the preceding year or the year of termination for Mr. Balthaser and Mr. Loerop, and payment of any bonuses for the preceding year for which he remains employed through the last day of such year for Dr. Walker; and
●	a direct payment by the Company to the applicable healthcare provider of the Company’s portion of the medical, vision and dental coverage premiums to maintain any COBRA coverage for which he is eligible and has appropriately elected for a period of 12 months following termination.

Severance Upon Qualifying Termination Related to a Change of Control

In the event of a Qualifying Termination (other than if the executive’s employment is terminated upon non-renewal by the Company) on or within three months prior to, or within 12 months following, a “Change of Control” (as defined below), each executive would receive the following severance benefits:

●	continued payment of the then-current base salary for a period of 18 months following termination for Dr. Walker and for a period of 12 months following termination for each of the other NEOs, payable in accordance with our normal payroll practices;
●	a lump-sum payment of any approved but unpaid bonuses or portion thereof for the preceding year or the year of termination for Mr. Balthaser and Mr. Loerop, and payment of any bonuses for the preceding year for which he remains employed through the last day of such year for Dr. Walker;
●	an additional lump sum payment equal to 150% of the target bonus for Dr. Walker and 100% of the target bonus for each of the other NEOs;
●	a direct payment by the Company to the applicable healthcare provider of the Company’s portion of the medical, vision and dental coverage premiums to maintain any COBRA coverage for which he is eligible and has appropriately elected for a period of 18 months following termination for Dr. Walker and for a period of 12 months following termination for each of the other NEOs; and
●	if the termination occurs on or within three months prior to the Change of Control, all of his unvested stock options and other equity awards outstanding on the effective date of termination would become fully vested on the effective date of the Change of Control, or if the termination occurs within 12 months following the effective date of the Change of Control (provided that any surviving corporation or acquiring corporation assumes his stock options or other equity awards, as applicable, or substitutes similar stock options or equity awards for his stock options or equity awards, as applicable, in accordance with the terms of the applicable equity incentive plans), all unvested stock options and other equity awards outstanding on the effective date of termination would become fully vested on the date of termination.

Definitions

With respect to each of our NEOs, the following definitions were adopted in their employment agreements:

●	“Cause” means: (i) his conviction of, or guilty plea to, a felony, other than traffic violations; (ii) any act or omission by him which constitutes gross negligence or a material breach of his duty of loyalty; (iii) any material breach by him of our personnel policies; (iv) refusal to follow or implement a clear and reasonable directive; (v) breach of fiduciary duty; or (vi) a material violation or breach by him of his employment agreement, other than an event described in the foregoing clauses, or any other agreement with us;
●	“Good Reason” means, in the absence of events that would support a termination for cause: (i) there is a material failure by us or our successor to pay his salary or additional compensation or benefits in accordance with the employment agreement; (ii) his annual base salary is materially decreased without his prior written consent; (iii) he is assigned duties materially inconsistent with his title and the responsibilities set forth in his job description without his prior written consent; (iv) his place of employment is changed to a location that is greater than 50 miles from his current place of employment (disregarding for this purpose any remote work arrangements); or (v) any other material violation or breach by us of his employment agreement; provided, however, none of the above events will constitute good reason absent him providing us with proper notice and our failure to cure such event within 30 days of such notice; and
●	“Change of Control” means: (i) our consolidation or merger with or into any other corporation or other entity or person, or any other corporate reorganization, in which our stockholders immediately prior to such consolidation, merger or reorganization own, in the aggregate, less than 50% of the surviving entity’s voting power or outstanding capital stock immediately after such consolidation, merger or reorganization, or any transaction or series of related transactions to which we, or any of our stockholders is a party in which greater than 50% of our voting power or outstanding capital stock is transferred, or pursuant to which any person or group of affiliated persons obtains greater than 50% of our voting power or outstanding capital stock, excluding any consolidation or merger effected exclusively to change our domicile; or (ii) any sale, license or other disposition, including through a division or spin-off transaction, of all or substantially all of our assets or any of our subsidiaries’ assets or any sale, exclusive license or other disposition of all or substantially all of our intellectual property; provided, however that neither of the following constitutes a change of control: (A) transfers of capital stock by an existing stockholder as a result of death or otherwise for estate planning purposes or to such stockholder’s affiliates or to any of our other existing stockholders; or (B) issuances of our equity securities in connection with financings for working capital and other general corporate purposes; and, provided further, that such “Change of Control” qualifies as either a change in ownership of the Company as defined in Section 409A of the Code (“Section 409A”) or a change in the ownership of a substantial portion of our assets as defined in Section 409A, as the case may be.

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

Pursuant to the policy in effect for 2025, each non-employee director received an annual cash retainer of $40,000 for serving on our Board. The Lead Independent Director received an additional annual cash retainer of $25,000. The members of each of the Audit, Compensation and Nominating and Corporate Governance Committees received additional retainers for such service, as did the Chair of each such committee (in addition to the member retainers), as follows:

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

Each new non-employee director who joins our Board will be granted awards under our 2025 Plan with an aggregate grant date fair value (as calculated for financial reporting purposes) equal to the lesser of (a) $640,000 or (b) the fair value of 121,000 stock options measured as of the date the director joins the Board. Once the aggregate fair value of the new director award has been determined, the new director will be granted a stock option having a grant date fair value equal to 70% of such amount and RSUs having a grant date fair value equal to 30% of such amount. The shares subject to each stock option granted will vest in 36 equal monthly installments on the monthly anniversary of the grant date and the RSUs will vest in three equal installments on the first, second and third anniversary of the grant date, subject to continued service through the applicable vesting date. The exercise price per share of each stock option will be equal to the closing price of our common stock on the date of the option grant. Each such stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us.

On the date of each annual meeting of our stockholders, each non-employee director who continues to serve as a director of our company following the meeting will be granted awards under our 2025 Plan with an aggregate grant date fair value (as calculated for financial reporting purposes) equal to the lesser of (a) $320,000 or (b) the fair value of 60,500 stock options measured as of the annual meeting date. Once the aggregate fair value of the continuing director award has been determined, the continuing director will be granted a stock option having a grant date fair value equal to 70% of such amount and RSUs having a grant date fair value equal to 30% of such amount. The shares subject to each stock option granted will vest in equal monthly installments over 12 months and the RSUs will vest in one installment on the first anniversary of the grant date, subject to continued service through the applicable vesting date. The exercise price per share of each stock option will be equal to the closing price of our common stock on the date of the option grant. Each such stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us.

The sum of any cash or other compensation and the value (based on the grant date fair value) of awards granted to any non-employee director for services as a director during any fiscal year may not exceed $750,000.

On June 5, 2025, the date of our 2025 annual meeting of stockholders, each non-employee director then serving on our Board was granted a stock option to purchase 42,350 shares of common stock and 11,580 RSUs under our 2025 Plan. These awards are reflected in the table below.

Director Compensation Table

The following table shows the compensation earned by each of our non-employee directors for 2025. Each of Dr. Walker, our Chief Executive Officer, and Dr. Davis, our President and Chief Operating Officer, is also a director but did not receive any additional compensation for his service as a director in 2025. Dr. Walker’s compensation as an executive officer is set forth above under “Summary Compensation Table.”

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(1)(2)(3)	($)(1)(2)(4)	($)
William Humphries	52,000	18,065	42,422	112,486
Anand Mehra, M.D.	60,000	18,065	42,422	120,486
Christopher Molineaux	81,500	18,065	42,422	141,986
Andrew Schiff, M.D.	40,000	18,065	42,422	100,486
Maxine Gowen, Ph.D.	47,500	18,065	42,422	107,986
Vincent Milano	60,000	18,065	42,422	120,486
(1)	Reflects the aggregate grant date fair value for awards granted for the fiscal year ended December 31, 2025 calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see “Item 8—Notes to Consolidated Financial Statements—Note 6.” Our directors will not realize the estimated value of these awards until the awards are vested, exercised and/or sold, as applicable.
(2)	As of December 31, 2025, our non-employee directors held the following number of stock options and RSUs: Mr. Humphries, 123,175 stock options and 11,580 RSUs; Dr. Mehra, 105,175 stock options and 11,580 RSUs; Mr. Molineaux, 106,066 stock options and 11,580 RSUs; Dr. Schiff, 121,175 stock options and 11,580 RSUs; Dr. Gowen, 113,175 stock options and 11,580 RSUs; and Mr. Milano, 119,175 stock options and 11,580 RSUs.
(3)	Consists of 11,580 RSUs granted on June 5, 2025. The RSUs will vest on June 5, 2026, subject to continuous service with us through that date.
(4)	Consists of an option granted on June 5, 2025 to purchase 42,350 shares at an exercise price of $1.56 per share. This option vests in 12 equal monthly installments through June 5, 2026, subject to continuous service with us through each vesting date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of February 9, 2026 by: (i) each director; (ii) each of our NEOs; (iii) all currently serving executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Number of	Percent of
	Shares	Shares
	Beneficially	Beneficially
Beneficial Owner(1)	Owned	Owned
5% Stockholders:
BML Investment Partners, L.P.(2)	14,250,000	11.8%
Biosion, Inc.(3)	11,281,950	9.3
Entities associated with Vivo Capital LLC(4)	8,888,888	7.3
BlackRock, Inc.(5)	6,700,629	5.5
The Vanguard Group(6)	6,662,063	5.5

Named Executive Officers and Directors:
Neal Walker(7)	3,175,338	2.6
Kevin Balthaser(8)	509,380	*
James Loerop(9)	602,335	*
Hugh Davis(10)	204,575	*
William Humphries (11)	170,816	*
Christopher Molineaux(12)	175,379	*
Anand Mehra(13)	834,114	*
Andrew Schiff(14)	583,706	*
Maxine Gowen(15)	149,045	*
Vincent Milano(16)	150,607	*
All current directors and executive officers as a group (12 persons)(17)	6,555,295	5.3
*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedule 13G, Schedule 13D and Section 16 filings with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 121,087,249 shares outstanding on February 9, 2026, adjusted as required by rules promulgated by the SEC. Except as otherwise noted below, the principal business address of each of the executive officers and directors is c/o Aclaris Therapeutics, Inc., 701 Lee Road, Suite 103, Wayne, Pennsylvania 19087.
(2)	This information has been obtained from a Schedule 13G/A filed on February 9, 2026 by BML Investment Partners, L.P. (“BML”). The shares reported are held by BML. Braden M. Leonard is the managing member of BML Capital Management, LLC, the sole general partner of BML, and as a result, Mr. Leonard is deemed to be the indirect beneficial owner of the shares held directly by BML. The principal business address of BML is 65 E Cedar, Suite 2, Zionsville, IN 46077.
(3)	This information has been obtained from a Schedule 13G/A filed on January 9, 2026 by Biosion, Inc. and Bonita Biotech (HK) Ltd. The principal business address of these entities is 5th Floor, Building D, 3-1 Zhongdan Unit, South Longshan Rd, Jiangbei New District, Nanjing, Jiangsu, China.
(4)	This information has been obtained from a Schedule 13G filed on November 21, 2024 by Vivo Opportunity Fund Holdings, L.P. (“Opportunity Fund”), Vivo Opportunity, LLC, Vivo Asia Opportunity Fund Holdings, L.P. (“Asia Opportunity Fund”), and Vivo Opportunity Cayman, LLC. Consists of (a) 7,955,160 shares of common stock held by Opportunity Fund and (b) 933,728 shares of common stock held by Asia Opportunity Fund. Vivo

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
(5)	This information has been obtained from a Schedule 13G/A filed on January 21, 2026 by BlackRock, Inc. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of these shares. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(6)	This information has been obtained from a Schedule 13G filed on July 29, 2025 by The Vanguard Group. The Vanguard Group’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares. The principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	Consists of (a) 1,543,886 shares of common stock and (b) 1,631,452 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(8)	Consists of (a) 185,755 shares of common stock, (b) 321,250 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026 and (c) 2,375 shares of common stock underlying RSUs that will vest within 60 days of February 9, 2026.
(9)	Consists of (a) 192,260 shares of common stock and (b) 410,075 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(10)	Consists of (a) 45,425 shares of common stock and (b) 159,150 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(11)	Consists of (a) 33,525 shares of common stock and (b) 137,291 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(12)	Consists of (a) 57,956 shares of common stock and (b) 117,423 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(13)	Consists of (a) 714,823 shares of common stock and (b) 119,291 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(14)	Consists of (a) 434,455 shares of common stock owned directly by Aisling Capital IV, LP (“Aisling”), (b) 13,960 shares of common stock owned directly by Dr. Schiff and (c) 135,291 shares of common stock underlying options held directly by Dr. Schiff that are exercisable within 60 days of February 9, 2026. The shares owned directly by Aisling are held indirectly by Aisling Capital Partners IV, LP (“Aisling GP”), as general partner of Aisling, Aisling Capital Partners IV, LLC (“Aisling Partners”), as general partner of Aisling GP, and each of the individual managing members of Aisling Partners. Dr. Schiff is one of the managing members of Aisling Partners and shares voting and dispositive power over the shares directly held by Aisling.
(15)	Consists of (a) 21,754 shares of common stock and (b) 127,291 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(16)	Consists of (a) 17,316 shares of common stock and (b) 133,291 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026.
(17)	Consists of (a) 3,261,115 shares of common stock, (b) 3,291,805 shares of common stock underlying options that are exercisable within 60 days of February 9, 2026 and (c) 2,375 shares of common stock underlying RSUs that will vest within 60 days of February 9, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2025:

				Number of securities
				remaining available for
		Weighted average		future issuance under
	Number of securities to	exercise		equity compensation
	be issued upon exercise	price of outstanding		plans
	of outstanding options,	options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Plan(1)	10,944,380	$5.75	(2)	—
2025 Equity Incentive Plan	1,328,750	1.34	(3)	12,442,759
Equity compensation plans not approved by security holders:
2017 Inducement Plan(4)	325,000	$24.59		—
2024 Inducement Plan(5)	1,474,500	2.04	(6)	493,500
Total	14,072,630			12,936,259
(1)	No additional further options or awards may be granted under the 2015 Equity Compensation Plan.
(2)	Weighted average exercise price for the 2015 Plan gives effect to outstanding RSUs, which have no exercise price. Excluding the RSUs, the weighted average exercise price would be $7.18 per share.
(3)	Weighted average exercise price for the 2025 Plan gives effect to outstanding RSUs, which have no exercise price. Excluding the RSUs, the weighted average exercise price would be $1.77 per share.
(4)	For a description of the material terms of this plan, see “Item 8—Notes to Consolidated Financial Statements—Note 6—2017 Inducement Plan.”
(5)	For a description of the material terms of this plan, see “Item 8—Notes to Consolidated Financial Statements—Note 6—2024 Inducement Plan.”
(6)	Weighted average exercise price for the 2024 Inducement Plan gives effect to outstanding RSUs, which have no exercise price. Excluding the RSUs, the weighted average exercise price would be $2.57 per share.

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

Certain Related Person Transactions

Except as described below, there have been no transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (1) $120,000 or (2) 1% of the average of our total assets for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Non-Employee Director Compensation.”

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2025 and 2024 by PricewaterhouseCoopers LLP, our principal accountant.

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees	$577,120	$507,000

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

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 24, 2020).
4.1*	Description of Securities.
10.1+	2015 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-207434), filed with the SEC on October 15, 2015).
10.2+

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

10.4+	2017 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).

10.5+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the 2017 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 1, 2017).

10.6+	2024 Inducement Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 18, 2024).
10.7+

Form of Stock Option Grant Notice and Stock Option Agreement used in connection with the 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 18, 2024).

10.8+

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement used in connection with the 2024 Inducement Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 18, 2024).

10.9+	2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 5, 2025).
10.10+

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

10.12+

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

10.15+

Employment Agreement, dated as of January 31, 2022, by and between the Registrant and James Loerop (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 24, 2022).

10.16+

Employment Agreement, effective as of July 28, 2025, by and between the Registrant and Roland Kolbeck (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on November 6, 2025).

10.17+

Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Kevin Balthaser (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 23, 2023).

10.18§+

Employment Agreement, dated as of February 26, 2025, by and between the Registrant and Neal Walker (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025).

10.19+

Employment Agreement, dated as of November 18, 2024, by and between the Registrant and Hugh Davis (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on November 18, 2024).

10.20˄

Office Lease, dated May 26, 2023, by and between the Registrant and CBCC – Lee Road Acquisitions, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on June 1, 2023).

10.21˄

Royalty Purchase Agreement, effective as of July 16, 2024, by and between the Registrant and OCM IP Healthcare Portfolio LP (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37581), filed with the SEC on August 7, 2024).

10.22

Amended and Restated Sales Agreement, dated February 27, 2025, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025).

10.23 ˄§

Exclusive License Agreement, dated as of November 18, 2024, by and between the Registrant and Biosion, Inc. (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025).

10.24 ˄§

Collaboration Agreement, dated as of November 18, 2024, by and among the Registrant, Biosion, Inc. and Chia Tai Tianqing Pharmaceutical Group, Co., Ltd. (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025).

10.25˄§

Form of Common Stock Purchase Warrant Agreement issued on November 18, 2024 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2025).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (contained on signature page hereto).
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

97.1

Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37581), filed with the SEC on February 27, 2024).

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

ACLARIS THERAPEUTICS, INC.

Date: February 26, 2026	By:	/s/ Neal Walker
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

Signature	Title	Date
/s/ Neal Walker	Chief Executive Officer, and Chairman of the Board of Directors	February 26, 2026
Neal Walker	(Principal Executive Officer)

/s/ Kevin Balthaser	Chief Financial Officer	February 26, 2026
Kevin Balthaser	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher Molineaux	Lead Independent Director	February 26, 2026
Christopher Molineaux

/s/ Anand Mehra, M.D.	Director	February 26, 2026
Anand Mehra, M.D.

/s/ William Humphries	Director	February 26, 2026
William Humphries

/s/ Andrew Schiff	Director	February 26, 2026
Andrew Schiff

/s/ Hugh Davis	President, Chief Operating Officer and Director	February 26, 2026
Hugh Davis

/s/ Maxine Gowen	Director	February 26, 2026
Maxine Gowen

/s/ Vincent Milano	Director	February 26, 2026
Vincent Milano