Form 10-Q
period 2026-03-31
Aclaris Therapeutics, Inc.
filed 2026-05-07
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on April 30, 2026 was 139,663,680.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$28,660	$19,960
Short-term marketable securities	76,756	70,791
Accounts receivable, prepaid expenses and other current assets	4,814	5,565
Total current assets	110,230	96,316
Marketable securities	85,372	60,612
Property and equipment, net	750	761
Other assets	2,368	2,771
Total assets	$198,720	$160,460
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,731	$13,158
Accrued expenses	5,896	8,791
Deferred income	3,972	3,943
Other current liabilities	2,771	2,753
Total current liabilities	27,370	28,645
Other liabilities	1,416	1,565
Deferred income, net of current portion	15,285	16,168
Contingent consideration	11,000	11,000
Total liabilities	55,071	57,378
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 400,000,000 shares authorized at March 31, 2026 and December 31, 2025; 139,652,849 and 120,499,433 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid‑in capital	1,131,234	1,070,255
Accumulated other comprehensive income	22	610
Accumulated deficit	(987,608)	(967,784)
Total stockholders’ equity	143,649	103,082
Total liabilities and stockholders’ equity	$198,720	$160,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Contract research	$537	$445
Licensing	1,459	1,010
Total revenue	1,996	1,455

Costs and expenses:
Cost of revenue	395	506
Research and development	15,657	11,584
General and administrative	6,743	6,139
Licensing	1,393	1,010
Revaluation of contingent consideration	—	300
Total costs and expenses	24,188	19,539
Loss from operations	(22,192)	(18,084)

Other income:
Interest income	1,514	2,166
Non-cash royalty income	854	833
Total other income	2,368	2,999
Net loss	$(19,824)	$(15,085)
Net loss per share, basic and diluted	$(0.15)	$(0.12)
Weighted average common shares outstanding, basic and diluted	128,810,050	122,390,303

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	$(588)	$337
Total other comprehensive (loss) income	(588)	337
Comprehensive loss	$(20,412)	$(14,748)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	120,499,433	$1	$1,070,255	$610	$(967,784)	$103,082
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	744,453	—	(99)	—	—	(99)
Issuance of common stock under at-the-market sales agreement, net of offering costs of $1,884	18,408,963	—	57,880	—	—	57,880
Unrealized loss on marketable securities	—	—	—	(588)	—	(588)
Stock-based compensation expense	—	—	3,198	—	—	3,198
Net loss	—	—	—	—	(19,824)	(19,824)
Balance at March 31, 2026	139,652,849	$1	$1,131,234	$22	$(987,608)	$143,649

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	107,850,124	$1	$1,058,317	$97	$(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	415,405	—	(275)	—	—	(275)
Unrealized gain on marketable securities	—	—	—	337	—	337
Stock-based compensation expense	—	—	3,535	—	—	3,535
Net loss	—	—	—	—	(15,085)	(15,085)
Balance at March 31, 2025	108,265,529	$1	$1,061,577	$434	$(917,946)	$144,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,824)	$(15,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	128
Stock-based compensation expense	3,198	3,535
Revaluation of contingent consideration	—	300
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	742	8,276
Accounts payable	1,513	1,664
Accrued expenses and other liabilities	(3,026)	(11,042)
Deferred income	(854)	(833)
Net cash used in operating activities	(18,149)	(13,057)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(43)
Purchases of marketable securities	(51,669)	(9,996)
Proceeds from sales and maturities of marketable securities	20,750	29,991
Payments of deferred transaction consideration for in-licensed assets	—	(833)
Net cash (used in) provided by investing activities	(30,932)	19,119
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	57,880	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(250)	(275)
Proceeds from exercise of employee stock options and the issuance of stock	151	—
Net cash provided by (used in) financing activities	57,781	(275)
Net increase in cash and cash equivalents	8,700	5,787
Cash and cash equivalents at beginning of period	19,960	24,570
Cash and cash equivalents at end of period	$28,660	$30,357

Supplemental disclosure of non-cash investing activities:
Additions to property and equipment included in accounts payable	$60	$—

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $190.8 million and an accumulated deficit of $987.6 million. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable the Company to continue to implement its long-term business strategy. The Company's ability to raise additional capital may be adversely impacted by a variety of factors including changes in investor sentiment, geopolitical tensions, tariff policies, and inflationary pressures. If the Company is unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of its product candidates, it may need to substantially curtail planned operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited.  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (“Annual Report”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations and comprehensive loss for the three months ended March 31, 2026 and 2025, its changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025.  The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Annual Report.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025 included in the Annual Report. There have been no changes to the Company’s existing significant accounting policies from those disclosed in the Annual Report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at March 31, 2026. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of March 31, 2026, the discount rate ranged between 7.5% and 9.3% depending on the year of each potential payment.

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

Deferred Income Related to the Sale of Future Royalties

The Company amortizes its deferred income liability related to the sale of future OLUMIANT® (baricitinib) royalties under the units-of-revenue method by computing a ratio of the proceeds received to the total expected payments over the term of the royalty purchase agreement and then applying that ratio to the period’s estimated cash payment (see Note 10). The amortization is based on the Company’s current estimate of future royalty payments.

Discontinued Operations

As of March 31, 2026 and December 31, 2025, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s condensed consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,058	$8,982	$—	$28,040
Marketable securities	—	162,128	—	162,128
Total assets	$19,058	$171,110	$—	$190,168

Liabilities:
Contingent consideration	$—	$—	$11,000	$11,000
Total liabilities	$—	$—	$11,000	$11,000

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,302	$—	$—	$16,302
Marketable securities	—	131,403	—	131,403
Total assets	$16,302	$131,403	$—	$147,705

Liabilities:
Contingent consideration	$—	$—	$11,000	$11,000
Total liabilities	$—	$—	$11,000	$11,000

As of March 31, 2026, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs, and treasury bills, which were valued based on Level 2 inputs. As of December 31, 2025, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of March 31, 2026 consisted of corporate debt securities, commercial paper, treasury bills, and U.S. government debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2025 consisted of corporate debt securities and U.S. government debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three months ended March 31, 2026 and 2025, there were no transfers into or out of Level 3.

There was no change in the fair value of the contingent consideration liability during the three months ended March 31, 2026 due to offsetting impacts of the passage of time and changes in market rates.

As of March 31, 2026 and December 31, 2025, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	March 31, 2026
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$104,789	$126	$(166)	$104,749
Commercial paper	4,896	—	(4)	4,892
Treasury bills	4,951	—	—	4,951
U.S. government debt securities(2)	47,470	94	(28)	47,536
Total marketable securities	$162,106	$220	$(198)	$162,128
(1)	Included in Corporate debt securities is $65.2 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $20.1 million with maturity dates between one and three years.

	December 31, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$85,222	$373	$—	$85,595
U.S. government debt securities(2)	45,571	237	—	45,808
Total marketable securities	$130,793	$610	$—	$131,403

(1)	Included in Corporate debt securities is $45.4 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $15.2 million with maturity dates between one and three years.

4. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Employee compensation expenses	$2,042	$5,298
Research and development expenses	1,828	1,612
Licensing expenses	1,362	1,377
Other expenses	664	504
Total accrued expenses	$5,896	$8,791

5. Stockholders’ Equity

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of March 31, 2026 or December 31, 2025.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company’s Charter authorized the Company to issue 400,000,000 shares of $0.00001 par value common stock. There were 139,652,849 and 120,499,433 shares of common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through March 31, 2026.

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

As of March 31, 2026, 3,000,000 Warrants were unexercised.

Sales of Common Stock Pursuant to At-The-Market Facility

In March 2026, the Company sold an aggregate of 18.4 million shares of its common stock for gross proceeds of $59.8 million, pursuant to an amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as sales agents, dated February 27, 2025. The Company paid selling commissions and other fees of $1.8 million in connection with the sales.

6. Stock-Based Awards

2025 Equity Incentive Plan

In April 2025, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and in June 2025, the Company’s stockholders approved the 2025 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2025 Plan was 25,532,993 shares of common stock, which includes (i) 9,000,000 new shares of common stock, (ii) 3,957,232 shares of common stock that remained available for future grant under the 2015 Plan upon adoption of the 2025 Plan and (iii) up to 12,575,761 shares of common stock underlying outstanding awards under the 2015 Plan and the former 2012 Equity Compensation Plan, which may become available for issuance under the 2025 Plan if and as such awards expire, are otherwise terminated, settled in cash, or repurchased by the Company. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2025 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of March 31, 2026, 6,674,876 shares remained available for grant under the 2025 Plan. The Company had 5,326,410 stock options and 1,852,140 RSUs outstanding as of March 31, 2026 under the 2025 Plan.

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of March 31, 2026, 493,500 shares remained available for grant under the 2024 Inducement Plan. The Company had 1,172,000 stock options and 287,250 RSUs outstanding as of March 31, 2026 under the 2024 Inducement Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 323,500 stock options outstanding as of March 31, 2026 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Plan, and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Upon the 2025 Plan becoming effective, no further grants can be made under the 2015 Plan. The Company had 8,674,464 stock options and 1,458,796 RSUs outstanding as of March 31, 2026 under the 2015 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.95%	4.40%
Expected term (in years)	6.3	6.3
Expected volatility	72.44%	83.25%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	11,269,399	$6.72	7.7	$8,597
Granted	4,318,500	3.61
Exercised	(90,025)	1.67		184
Forfeited and cancelled	(1,500)	25.03
Outstanding as of March 31, 2026	15,496,374	$5.88	8.1	$14,681
Options vested and expected to vest as of March 31, 2026	15,496,374	$5.88	8.1	$14,681
Options exercisable as of March 31, 2026	5,746,605	$10.55	6.3	$5,660

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2026 was $2.45 per share.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2026:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Number	Fair Value	Value
	of Shares	Per Share	(in thousands)
Outstanding as of December 31, 2025	2,803,231	$3.40
Granted	1,555,411	3.60
Vested	(724,606)	4.81	$2,422
Forfeited and cancelled	(35,850)	4.06
Outstanding as of March 31, 2026	3,598,186	$3.19

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations and comprehensive loss included the following:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cost of revenue	$28	$219
Research and development	1,162	1,185
General and administrative	2,008	2,131
Total stock-based compensation expense	$3,198	$3,535

As of March 31, 2026, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $19.7 million and $10.4 million, respectively, which is each expected to be recognized over a weighted average period of 3.1 years.

7. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended
	March 31,
(In thousands, except for share and per share data)	2026	2025
Numerator:
Net loss	$(19,824)	$(15,085)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	128,810,050	122,390,303
Net loss per share, basic and diluted	$(0.15)	$(0.12)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share because including them would have an anti-dilutive effect. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the three months ended March 31, 2026 and 2025, the basic and diluted weighted average shares outstanding included the shares of common stock issuable upon exercise of the outstanding Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the three months ended March 31, 2026 and 2025. All share amounts presented in the table below represent the total number outstanding as of March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Options to purchase common stock	15,496,374	10,550,202
Restricted stock units	3,598,186	3,410,857
Total potential shares of common stock	19,094,560	13,961,059

8. Leases

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

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
(In thousands)	2026	2025
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(2,393)	(2,245)
Other assets	$2,137	$2,285

Current portion of lease liabilities	$569	$551
Other liabilities	1,416	1,565
Total operating lease liabilities	$1,985	$2,116

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.1 million for each of the three months ended March 31, 2026 and 2025.

9. Agreements Related to Intellectual Property

Exclusive License Agreement – Biosion, Inc.

In November 2024, the Company entered into an exclusive license agreement (the “Biosion Agreement”) with Biosion, pursuant to which it received the exclusive rights to develop, manufacture and commercialize bosakitug (ATI-045) and ATI-052 worldwide, excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”). In connection with the Biosion Agreement, the Company also entered into a collaboration agreement (together with the Biosion Agreement, the “Biosion Agreements”) with Biosion and CTTQ, a licensee of bosakitug in Greater China.

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

The Company recognized $0.2 million of licensing revenue during the three months ended March 31, 2026, a portion of which was payable to third parties.

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

License Agreement – Eli Lilly and Company

In August 2022, the Company entered into a non-exclusive patent license agreement with Eli Lilly and Company (“Lilly”). Under the license agreement, the Company granted Lilly non-exclusive rights under certain patents and patent applications that the Company exclusively licenses from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid the Company upfront, anniversary, regulatory and commercial milestone payments. In addition, Lilly has agreed to pay the Company other commercial milestone payments upon the achievement of specified milestones and additional anniversary payments as set forth in the agreement, as well as a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. The Company has separate contractual obligations under which the Company has agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments it receives under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties it may receive under the license agreement. In July 2024, the Company entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”), pursuant to which the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary milestone payments associated with the license to Lilly (see Note 10).

The Company recognized $1.3 million and $1.0 million of licensing revenue during the three months ended March 31, 2026 and 2025, respectively, all of which was payable to third parties.

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

Agreement and Plan of Merger – Confluence

In 2017, the Company entered into an Agreement and Plan of Merger, pursuant to which it acquired Confluence (the “Confluence Agreement”). Under the Confluence Agreement, the Company agreed to pay the former Confluence equity holders aggregate remaining contingent consideration of up to $75.0 million based upon the achievement of specified regulatory and commercial milestones set forth in the Confluence Agreement. In addition, the Company agreed to pay the former Confluence equity holders future royalty payments calculated as a low single-digit percentage of annual net sales, subject to specified reductions, limitations and other adjustments, until the date that all of the patent rights for that product have expired, as determined on a country-by-country and product-by-product basis or, in specified circumstances, ten years from the first commercial sale of such product.  In addition to the payments described above, if the Company sells, licenses or transfers any of the intellectual property acquired from Confluence pursuant to the Confluence Agreement to a third party, the Company will be obligated to pay the former Confluence equity holders a portion of any consideration received from such sale, license or transfer in specified circumstances.

As of each of March 31, 2026 and December 31, 2025, the balance of the Company’s contingent consideration liability was $11.0 million (see Note 3).

10. Sale of Future Royalties

In July 2024, the Company entered into a royalty purchase agreement with OMERS. Under the royalty purchase agreement, the Company sold to OMERS a portion of the Company’s future royalty payments and the remaining anniversary milestone payments associated with the Company’s existing license to Lilly relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata.

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. For the three months ended March 31, 2026 and 2025, the Company recognized $0.9 million and $0.8 million of non-cash royalty income, respectively. As of March 31, 2026, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $4.0 million and $15.3 million, respectively. As of December 31, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $3.9 million and $16.2 million, respectively.

11. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three months ended March 31, 2026 and 2025. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

When evaluating the Company’s financial performance, the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, regularly reviews consolidated segment loss, total expense, and direct expenses by project. The CODM allocates resources based on the Company’s available cash resources and forecasted expenditures on a consolidated basis. Segment asset information regularly provided to the CODM is consistent with that reported on the consolidated balance sheet with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and marketable securities balances.

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Contract research	$537	$445
Licensing revenue	1,459	1,010
Total revenue	1,996	1,455
Cost of revenue	395	506
Research and development:
Bosakitug	3,141	3,384
ATI-052	3,181	619
ATI-2138	491	1,808
ATI-9494	2,225	678
Discovery	1,439	668
Total research and development project expense(1)	10,477	7,157
Personnel	3,281	2,927
Other research and development(2)	1,899	1,500
Total research and development	15,657	11,584
General and administrative(3)	6,743	6,139
Licensing	1,393	1,010
Revaluation of contingent consideration	—	300
Segment operating loss	$(22,192)	$(18,084)
Other income	2,368	2,999
Segment loss before income taxes	$(19,824)	$(15,085)
(1)	Research and development expenses primarily consist of direct costs incurred to specific programs, including costs to conduct clinical trials and to manufacture clinical drug supply.
(2)	Other research and development expenses primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, as well as stock-based compensation.
(3)	General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions, as well as facility-related costs, professional fees, business development costs, insurance costs, and travel expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the SEC on February 26, 2026 (“Annual Report”), and in our other filings with the Securities and Exchange Commission (“SEC”). Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in our Annual Report.

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

Our Key Product Candidates

Bosakitug, an Investigational, Novel Anti-TSLP Monoclonal Antibody

Bosakitug (ATI-045) is an investigational, novel, humanized anti-thymic stromal lymphopoietin (“TSLP”) monoclonal antibody that specifically binds to human TSLP, blocking its interaction with the receptor complex and disrupting signal transduction. This mechanism prevents immune cells targeted by TSLP from releasing proinflammatory cytokines. Bosakitug has potential best-in-class properties, including a very high affinity to TSLP, very high potency, an extremely low dissociation rate from TSLP leading to long residence time and enhanced neutralization activity, and a half-life that can potentially support an extended dosing interval. The high affinity and low dissociation observed with bosakitug is the result of a unique binding interface that extends from the N-terminus to the C-terminus of TSLP. Bosakitug has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Mainland China, Macau, Hong Kong and Taiwan (“Greater China”)) to bosakitug from Biosion, Inc. (“Biosion”).

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

In June 2025, we initiated a Phase 2 trial to investigate the efficacy, safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of bosakitug compared to placebo in 109 patients with moderate to severe atopic dermatitis.

The primary endpoint is percent change from baseline in EASI at week 24. Secondary endpoints at week 24 include EASI response (EASI-50, EASI-75, EASI-90), validated IGA response, body surface area (“BSA”) response, and Peak Pruritus Numerical Rating Scale (“PP-NRS”) score, relative to baseline. We expect to announce top-line data in the fourth quarter of 2026.

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

ATI-2138, an Investigational, Oral Covalent ITK/JAK3 Inhibitor

ATI-2138 is a highly potent and selective novel investigational dual inhibitor of interleukin-2-inducible T cell kinase (“ITK”) and Janus kinase 3 (“JAK3”) for the potential treatment of T cell-mediated autoimmune diseases. The unique dual pharmacology of ATI-2138 regulates T cell development and function both upstream (ITK) and downstream (JAK3), inhibiting both TCR-mediated and cytokine-mediated activation of T cells, which may provide a more potent and complete anti-inflammatory response.

In July 2025, we announced positive top-line results from our open-label, single-arm Phase 2a trial of ATI-2138 in patients with moderate to severe atopic dermatitis. The trial met the primary and key secondary safety, efficacy, and pharmacodynamic endpoints. ATI-2138 demonstrated near complete and sustained inhibition and occupancy of ITK. Proteome and transcriptome lesional skin tape strip analyses showed significant reductions of multiple inflammatory pathways associated with ITK, including strong downregulation of Th2, Th17, and TCR pathways, along with the Th1 pathway and fibrosis-related markers.

In April 2026, we announced plans to conduct a phased multi-part Phase 2b basket study of ATI-2138 in the three most common subtypes of lichen planus: erosive mucosal, cutaneous and lichen planopilaris. Lichen planus is an unaddressed chronic, inflammatory, CD8 cytotoxic T-cell-driven interface dermatitis. We expect to initiate Part A (erosive mucosal; cutaneous) of this trial in the second half of 2026 and intend to initiate Part B (lichen planopilaris) soon thereafter. We are also exploring the potential of ATI-2138 in additional indications that are relevant to the dual pharmacology and mechanism of action, including other inflammatory disorders.

ATI-052, an Investigational, Novel Anti-TSLP and Anti-IL-4Rα Bispecific Antibody

ATI-052 is an investigational, novel, humanized anti-TSLP and anti-interleukin-4 receptor (“IL-4Rα”) bispecific antibody that exhibits high binding affinity to and dual blockage of both the upstream TSLP receptor signal transduction and downstream IL-4Rα activation thereby inhibiting this central proinflammatory pathway. ATI-052 binds TSLP, which sits at the top of the inflammatory cascade; by targeting IL-4Rα, it blocks downstream signaling of both IL-4 and IL-13, two anti-inflammatory cytokines, which are critical components of Th2-mediated immunity and play a crucial role in the pathogenesis of inflammation and allergic diseases. ATI-052 utilizes the same TSLP antigen-binding fragment (“Fab”) as bosakitug but is engineered to bind more tightly to the neonatal Fc receptor (“FcRn”), potentially extending its half-life. In addition, the AQQ mutation in the Fc limits effector functionality, reducing off-target binding and potential toxicity. ATI-052 has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Greater China) to ATI-052 from Biosion.

In April 2026, we announced positive full top-line results from our Phase 1a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portion of our first-in-human study evaluating ATI-052 in healthy volunteers. The randomized, blinded, placebo-controlled study enrolled 48 participants across four SAD cohorts (receiving single doses of 30, 120, 360, or 720 mg or placebo) and two MAD cohorts (receiving five doses of 240 or 480 mg or placebo administered every seven days). ATI-052 was well tolerated and demonstrated a favorable safety and tolerability profile across all dose levels. The PK profile showed dose proportionality across the pharmacologic dose range with an estimated half-life of approximately 45 days (based on accumulation ratio at 240 mg weekly dosing). PD results demonstrated robust target engagement, including complete and sustained inhibition through at least week 20 (four months post last dose) of ex vivo TSLP stimulated CCL17 (TARC) and at least week 12 of ex vivo IL-4 stimulated CCL17 in the 480 mg MAD cohort. These combined PK and PD characteristics support the potential for dosing intervals of up to every three months. No impact of anti-drug antibodies on PK or PD was observed.

We initiated a Phase 1b proof-of-concept trial with ATI-052 in atopic dermatitis in January 2026 and a Phase 1b proof-of-concept trial in asthma in February 2026, with top-line data from both studies expected in the second half of 2026. We plan to initiate a Phase 2b program for ATI-052 initially targeting asthma in the fourth quarter of 2026, with atopic dermatitis as a potential second indication.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $19.8 million for the three months ended March 31, 2026 and $64.9 million for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $987.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development. In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

Impact of Macroeconomic Conditions on Our Business

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including inflationary pressure, tariff policies, and geopolitical conflicts have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Acquisition and License Agreements

Exclusive License Agreement with Biosion

In November 2024, we entered into an exclusive license agreement (the “Biosion Agreement”) with Biosion pursuant to which we received the exclusive rights to develop, manufacture and commercialize bosakitug (ATI-045) and ATI-052 worldwide, excluding Greater China. In connection with the Biosion Agreement, we also entered into a collaboration agreement (together with the Biosion Agreement, the “Biosion Agreements”) with Biosion and CTTQ, a licensee of bosakitug in Greater China.

As partial consideration for the rights and licenses under the Biosion Agreements, we, in the aggregate, (i) paid $30.0 million in upfront cash consideration, plus $4.5 million for the reimbursement of certain development costs, (ii) issued warrants (the “Warrants”) to purchase 14,281,985 shares of our common stock and (iii) paid $6.2 million for the reimbursement of certain development costs and drug product material. As of March 31, 2026, Warrants exercisable for 3,000,000 shares of our common stock remained unexercised.

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

Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP

In July 2024, we entered into a royalty purchase agreement with OCM IP Healthcare Portfolio LP, an investment vehicle for Ontario Municipal Employees Retirement System (“OMERS”). Under the royalty purchase agreement, we sold to OMERS a portion of the future royalty payments and the remaining anniversary milestone payments associated with our existing license to Eli Lilly and Company (“Lilly”), relating to OLUMIANT® (baricitinib) for the treatment of alopecia areata (see “—License Agreement with Eli Lilly and Company”). Under the terms of the royalty purchase agreement, we received an upfront payment of $26.5 million. In exchange, OMERS acquired a portion of the royalty payable by Lilly to us for worldwide net sales of OLUMIANT for the treatment of alopecia areata from April 1, 2024 through the remainder of the royalty term under our license agreement with Lilly, and 100% of the remaining anniversary milestone payments payable by Lilly to us under the license agreement. The royalty payments and milestones we sold to OMERS represent our entire financial interest in the Lilly license agreement after taking into account our other contractual third-party obligations.

We recognized $0.9 million and $0.8 million of non-cash royalty income related to the OMERS agreement during the three months ended March 31, 2026 and 2025, respectively.

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

We recognized $0.2 million of licensing revenue related to the Sun Pharma agreement during the three months ended March 31, 2026, a portion of which was payable to third parties.

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

License Agreement with Eli Lilly and Company

In August 2022, we entered into a non-exclusive patent license agreement with Lilly. Under the license agreement, we granted Lilly non-exclusive rights under certain patents and patent applications that we exclusively license from a third party. The patents and patent applications relate to the use of baricitinib, Lilly’s JAK inhibitor, to treat alopecia areata. Under the license agreement, Lilly has paid us upfront, anniversary, regulatory and commercial milestone payments. In addition, Lilly has agreed to pay us other commercial milestone payments upon the achievement of specified milestones and additional anniversary payments as set forth in the agreement, as well as a low single-digit royalty calculated as a percentage of Lilly’s net sales of baricitinib for the treatment of alopecia areata. We have separate contractual obligations under which we have agreed to pay to third parties an amount equal to any regulatory and commercial milestone payments we receive under the Lilly license agreement, as well as a portion of the upfront consideration and a portion of the royalties we may receive under the license agreement. In July 2024, we entered into a royalty purchase agreement with OMERS pursuant to which we sold to OMERS a portion of our future royalty payments and the remaining anniversary milestone payments associated with the license to Lilly (see “—Royalty Purchase Agreement with OCM IP Healthcare Portfolio LP” above).

We recognized $1.3 million and $1.0 million of licensing revenue related to the Lilly agreement during the three months ended March 31, 2026 and 2025, respectively, all of which was payable to third parties.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our significant accounting policies and use of estimates as disclosed in the footnotes to our audited consolidated financial statements for the year ended December 31, 2025 included in our Annual Report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at March 31, 2026. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of March 31, 2026, the discount rate ranged between 7.5% and 9.3% depending on the year of each potential payment.

There was no change in the fair value of the contingent consideration liability during the three months ended March 31, 2026 due to offsetting impacts of the passage of time and changes in market rates.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Revenues:
Contract research	$537	$445	$92
Licensing	1,459	1,010	449
Total revenue	1,996	1,455	541

Costs and expenses:
Cost of revenue	395	506	(111)
Research and development	15,657	11,584	4,073
General and administrative	6,743	6,139	604
Licensing	1,393	1,010	383
Revaluation of contingent consideration	—	300	(300)
Total costs and expenses	24,188	19,539	4,649
Loss from operations	(22,192)	(18,084)	(4,108)

Other income:
Interest income	1,514	2,166	(652)
Non-cash royalty income	854	833	21
Total other income	2,368	2,999	(631)
Net loss	$(19,824)	$(15,085)	$(4,739)

Revenue

Contract research

The increase in contract research revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by higher overall hours billed, which was partially offset by a lower average billing rate.

Licensing

The increase in licensing revenue during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to higher royalties earned under the Lilly and Sun Pharma license agreements.

Costs and Expenses

Cost of Revenue

The decrease in cost of revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by a decrease in personnel related costs.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Bosakitug	$3,141	$3,384	$(243)
ATI-052	3,181	619	2,562
ATI-2138	491	1,808	(1,317)
ATI-9494	2,225	678	1,547
Discovery	1,439	668	771
Other research and development	737	315	422
Personnel	3,281	2,927	354
Stock-based compensation	1,162	1,185	(23)
Total research and development expenses	$15,657	$11,584	$4,073

Bosakitug

The decrease in expenses for bosakitug for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to lower product candidate manufacturing costs, partially offset by an increase in clinical development expenses associated with a Phase 2 trial in atopic dermatitis.

ATI-052

The increase in expenses for ATI-052 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in clinical development expenses associated with a Phase 1a program, as well as Phase 1b programs in atopic dermatitis and asthma.

ATI-2138

The decrease in expenses for ATI-2138 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a decrease in preclinical development expenses associated with toxicity studies and clinical development expenses associated with a Phase 2a trial in atopic dermatitis, which was completed in July 2025.

ATI-9494

The increase in expenses for ATI-9494 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in product candidate manufacturing costs to support IND enabling studies.

Discovery

The increase in discovery expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to increased investment in JAK-sparing ITK inhibitors as we progress toward candidate selection.

Other research and development

The increase in other research and development expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to consulting costs associated with our clinical programs during the three months ended March 31, 2026.

Personnel

The increase in personnel expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher headcount.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Change
Personnel	$2,159	$1,885	$274
Professional and legal fees	1,579	1,117	462
Facility and support services	623	597	26
Other general and administrative	374	409	(35)
Stock-based compensation	2,008	2,131	(123)
Total general and administrative expenses	$6,743	$6,139	$604

Personnel

The increase in personnel expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher headcount.

Professional and legal fees

The increase in professional and legal fees during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to higher compliance and business development-related expenses during the three months ended March 31, 2026.

Licensing

The increase in licensing expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to higher royalties earned under the Lilly and Sun Pharma license agreements.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 mainly due to changes in estimated sales levels and market rates during the three months ended March 31, 2026, which offset an increase to the liability due to the passage of time. This resulted in no change to the contingent consideration liability during the three months ended March 31, 2026.

Other Income

Interest Income

Interest income decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a lower average investment balance and lower interest rates during the three months ended March 31, 2026.

Non-cash Royalty Income

Non-cash royalty income was consistent during the three months ended March 31, 2026 and March 31, 2025 and includes income related to the proceeds from the sale of a portion of our OLUMIANT® royalty payments to OMERS in July 2024.

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $190.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity, other than our contingent obligations under the Confluence Agreement and Biosion Agreements, which are summarized above under “Overview—Acquisition and License Agreements,” and our lease obligations.

Equity Financing

Sales of Common Stock Pursuant to At-The-Market Facility

In March 2026, we sold an aggregate of 18.4 million shares of our common stock for gross proceeds of $59.8 million, pursuant to an amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as sales agents, dated February 27, 2025. We paid selling commissions and other fees of $1.8 million in connection with the sales.

Cash Flows

Cash and cash equivalents were $28.7 million as of March 31, 2026 compared to $20.0 million as of December 31, 2025. We also had $162.1 million in short- and long-term marketable securities as of March 31, 2026 compared to $131.4 million as of December 31, 2025.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Cash and cash equivalents beginning balance	$19,960	$24,570
Net cash used in operating activities	(18,149)	(13,057)
Net cash (used in) provided by investing activities	(30,932)	19,119
Net cash provided by (used in) financing activities	57,781	(275)
Cash and cash equivalents ending balance	$28,660	$30,357

Operating Activities

Cash flow related to operating activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Net loss	$(19,824)	$(15,085)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	3,300	3,963
Change in accounts receivable, prepaid expenses and other assets	742	8,276
Change in accounts payable and accrued expenses	(1,513)	(9,378)
Change in deferred income	(854)	(833)
Net cash used in operating activities	$(18,149)	$(13,057)

Net cash used in operating activities increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily as a result of higher net losses after adjusting for non-cash items during the three months ended March 31, 2026. This increase was partially offset by a net decrease in cash used for accounts payable and accrued expenses, after adjusting for the receipt and corresponding payment of a third-party milestone during the three months ended March 31, 2025.

Investing Activities

Cash flow related to investing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Purchases of property and equipment	$(13)	$(43)
Purchases of marketable securities	(51,669)	(9,996)
Proceeds from sales and maturities of marketable securities	20,750	29,991
Payments of deferred transaction consideration for in-licensed assets	—	(833)
Net cash (used in) provided by investing activities	$(30,932)	$19,119

The change in net cash used in investing activities for the three months ended March 31, 2026 compared to the net cash provided by investing activities for the three months ended March 31, 2025 resulted primarily from greater purchases of marketable securities and lower proceeds from sales and maturities of marketable securities during the three months ended March 31, 2026.

Financing Activities

Cash flow related to financing activities was the result of:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	$57,880	$—
Payments of employee withholding taxes related to restricted stock unit award vesting	(250)	(275)
Proceeds from exercise of employee stock options and the issuance of stock	151	—
Net cash provided by (used in) financing activities	$57,781	$(275)

The change in net cash provided by financing activities for the three months ended March 31, 2026 compared to net cash used in financing activities for the three months ended March 31, 2025 was primarily due to proceeds from sales under our at-the-market sales agreement in March 2026.

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

We believe our existing cash, cash equivalents and marketable securities are sufficient to fund our operating and capital expenditure requirements for a period greater than 12 months from the date of issuance of our condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q based on our current operating assumptions. We will require additional capital to develop our product candidates and to support our discovery efforts. Additional funds may not be available on a timely basis, on commercially acceptable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. Our ability to raise additional capital may be adversely impacted by a variety of factors including changes in investor sentiment, geopolitical tensions, tariff policies, and inflationary pressures. If we are unable to raise sufficient additional capital or generate revenue from transactions with potential third-party partners for the development and/or commercialization of our product candidates, we may need to substantially curtail our planned operations.

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

Our aggregate remaining lease payment obligation for these two spaces was $2.3 million as of March 31, 2026.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of March 31, 2026, the balance of our contingent consideration liability was $11.0 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

ACLARIS THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: May 7, 2026	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)