Form 10-Q
period 2026-06-30
Aclaris Therapeutics, Inc.
filed 2026-08-06
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on July 31, 2026 was 147,198,893.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$19,167	$19,960
Short-term marketable securities	72,389	70,791
Accounts receivable, prepaid expenses and other current assets	6,209	5,565
Total current assets	97,765	96,316
Marketable securities	79,065	60,612
Property and equipment, net	664	761
Other assets	2,199	2,771
Total assets	$179,693	$160,460
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,516	$13,158
Accrued expenses	5,959	8,791
Deferred income	3,976	3,943
Other current liabilities	2,790	2,753
Total current liabilities	28,241	28,645
Other liabilities	1,262	1,565
Deferred income, net of current portion	14,309	16,168
Contingent consideration	11,300	11,000
Total liabilities	55,112	57,378
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 400,000,000 shares authorized at June 30, 2026 and December 31, 2025; 139,824,273 and 120,499,433 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid‑in capital	1,133,997	1,070,255
Accumulated other comprehensive (loss) income	(304)	610
Accumulated deficit	(1,009,113)	(967,784)
Total stockholders’ equity	124,581	103,082
Total liabilities and stockholders’ equity	$179,693	$160,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Contract research	$356	$442	$893	$887
Licensing	1,273	1,335	2,732	2,345
Total revenue	1,629	1,777	3,625	3,232

Costs and expenses:
Cost of revenue	218	515	613	1,021
Research and development	18,066	11,449	33,723	23,033
General and administrative	6,048	5,386	12,791	11,525
Licensing	1,235	1,335	2,628	2,345
Revaluation of contingent consideration	300	1,500	300	1,800
Total costs and expenses	25,867	20,185	50,055	39,724
Loss from operations	(24,238)	(18,408)	(46,430)	(36,492)

Other income:
Interest income	1,761	2,018	3,275	4,184
Non-cash royalty income	972	961	1,826	1,794
Total other income	2,733	2,979	5,101	5,978
Net loss	$(21,505)	$(15,429)	$(41,329)	$(30,514)
Net loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.30)	$(0.25)
Weighted average common shares outstanding, basic and diluted	142,736,848	122,580,967	135,811,921	122,486,162

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	$(326)	$48	$(914)	$385
Total other comprehensive (loss) income	(326)	48	(914)	385
Comprehensive loss	$(21,831)	$(15,381)	$(42,243)	$(30,129)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	120,499,433	$1	$1,070,255	$610	$(967,784)	$103,082
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	744,453	—	(99)	—	—	(99)
Issuance of common stock under at-the-market sales agreement, net of offering costs of $1,884	18,408,963	—	57,880	—	—	57,880
Unrealized loss on marketable securities	—	—	—	(588)	—	(588)
Stock-based compensation expense	—	—	3,198	—	—	3,198
Net loss	—	—	—	—	(19,824)	(19,824)
Balance at March 31, 2026	139,652,849	$1	$1,131,234	$22	$(987,608)	$143,649
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	171,424	—	91	—	—	91
Unrealized loss on marketable securities	—	—	—	(326)	—	(326)
Stock-based compensation expense	—	—	2,672	—	—	2,672
Net loss	—	—	—	—	(21,505)	(21,505)
Balance at June 30, 2026	139,824,273	$1	$1,133,997	$(304)	$(1,009,113)	$124,581

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2024	107,850,124	$1	$1,058,317	$97	$(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	415,405	—	(275)	—	—	(275)
Unrealized gain on marketable securities	—	—	—	337	—	337
Stock-based compensation expense	—	—	3,535	—	—	3,535
Net loss	—	—	—	—	(15,085)	(15,085)
Balance at March 31, 2025	108,265,529	$1	$1,061,577	$434	$(917,946)	$144,066
Issuance of common stock in connection with vesting of restricted stock units	63,265	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	48	—	48
Stock-based compensation expense	—	—	3,063	—	—	3,063
Net loss	—	—	—	—	(15,429)	(15,429)
Balance at June 30, 2025	108,328,794	$1	$1,064,631	$482	$(933,375)	$131,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,329)	$(30,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	242
Stock-based compensation expense	5,870	6,598
Revaluation of contingent consideration	300	1,800
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(477)	7,155
Accounts payable	2,355	4,107
Accrued expenses and other liabilities	(3,098)	(10,643)
Deferred income	(1,826)	(1,795)
Net cash used in operating activities	(37,996)	(23,050)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(64)
Purchases of marketable securities	(60,598)	(29,926)
Proceeds from sales and maturities of marketable securities	40,000	54,989
Payments of deferred transaction consideration for in-licensed assets	—	(833)
Net cash (used in) provided by investing activities	(20,669)	24,166
Cash flows from financing activities:
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	57,880	—
Payments of employee withholding taxes related to restricted stock unit award vesting	(273)	(284)
Proceeds from exercise of employee stock options and the issuance of stock	265	—
Net cash provided by (used in) financing activities	57,872	(284)
Net (decrease) increase in cash and cash equivalents	(793)	832
Cash and cash equivalents at beginning of period	19,960	24,570
Cash and cash equivalents at end of period	$19,167	$25,402

Supplemental disclosure of non-cash investing activities:
Additions to property and equipment included in accounts payable	$3	$—

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $170.6 million and an accumulated deficit of $1.0 billion. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statement of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (“Annual Report”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, its changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Annual Report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at June 30, 2026. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of June 30, 2026, the discount rate ranged between 7.5% and 9.5% depending on the year of each potential payment.

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

Discontinued Operations

As of June 30, 2026 and December 31, 2025, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s condensed consolidated balance sheet, related to discontinued commercial products.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$18,505	$—	$—	$18,505
Marketable securities	—	151,454	—	151,454
Total assets	$18,505	$151,454	$—	$169,959

Liabilities:
Contingent consideration	$—	$—	$11,300	$11,300
Total liabilities	$—	$—	$11,300	$11,300

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,302	$—	$—	$16,302
Marketable securities	—	131,403	—	131,403
Total assets	$16,302	$131,403	$—	$147,705

Liabilities:
Contingent consideration	$—	$—	$11,000	$11,000
Total liabilities	$—	$—	$11,000	$11,000

As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of June 30, 2026 consisted of corporate debt securities, commercial paper, treasury bills, and U.S. government debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2025 consisted of corporate debt securities and U.S. government debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three and six months ended June 30, 2026 and 2025, there were no transfers into or out of Level 3.

The $0.3 million increase in the fair value of the contingent consideration liability during the six months ended June 30, 2026 was primarily due to changes in estimated sales levels and the passage of time, partially offset by changes to market rates.

As of June 30, 2026 and December 31, 2025, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	June 30, 2026
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$94,298	$53	$(300)	$94,051
Commercial paper	4,945	—	(1)	4,944
Treasury bills	4,997	—	—	4,997
U.S. government debt securities(2)	47,518	30	(86)	47,462
Total marketable securities	$151,758	$83	$(387)	$151,454
(1)	Included in Corporate debt securities is $63.9 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $15.1 million with maturity dates between one and three years.

	December 31, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$85,222	$373	$—	$85,595
U.S. government debt securities(2)	45,571	237	—	45,808
Total marketable securities	$130,793	$610	$—	$131,403

(1)	Included in Corporate debt securities is $45.4 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $15.2 million with maturity dates between one and three years.

4. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Employee compensation expenses	$2,877	$5,298
Research and development expenses	1,437	1,612
Licensing expenses	1,372	1,377
Other expenses	273	504
Total accrued expenses	$5,959	$8,791

5. Stockholders’ Equity

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of June 30, 2026 or December 31, 2025.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company’s Charter authorized the Company to issue 400,000,000 shares of $0.00001 par value common stock. There were 139,824,273 and 120,499,433 shares of common stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through June 30, 2026.

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

As of June 30, 2026, 3,000,000 Warrants were unexercised.

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

6. Stock-Based Awards

2025 Equity Incentive Plan

In April 2025, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and in June 2025, the Company’s stockholders approved the 2025 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2025 Plan was 25,532,993 shares of common stock, which includes (i) 9,000,000 new shares of common stock, (ii) 3,957,232 shares of common stock that remained available for future grant under the 2015 Plan upon adoption of the 2025 Plan and (iii) up to 12,575,761 shares of common stock underlying outstanding awards under the 2015 Plan and the former 2012 Equity Compensation Plan, which may become available for issuance under the 2025 Plan if and as such awards expire, are otherwise terminated, settled in cash, or repurchased by the Company. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2025 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of June 30, 2026, 6,754,427 shares remained available for grant under the 2025 Plan. The Company had 5,651,560 stock options and 1,874,582 RSUs outstanding as of June 30, 2026 under the 2025 Plan.

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of June 30, 2026, 502,830 shares remained available for grant under the 2024 Inducement Plan. The Company had 1,172,000 stock options and 250,875 RSUs outstanding as of June 30, 2026 under the 2024 Inducement Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 323,500 stock options outstanding as of June 30, 2026 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Plan, and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Upon the 2025 Plan becoming effective, no further grants can be made under the 2015 Plan. The Company had 8,245,932 stock options and 1,315,806 RSUs outstanding as of June 30, 2026 under the 2015 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	3.97%	4.32%
Expected term (in years)	6.2	6.2
Expected volatility	72.18%	82.71%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	11,269,399	$6.72	7.7	$8,597
Granted	4,785,750	3.70
Exercised	(148,500)	1.78		357
Forfeited and cancelled	(513,657)	3.85
Outstanding as of June 30, 2026	15,392,992	$5.93	7.8	$32,430
Options vested and expected to vest as of June 30, 2026	15,392,992	$5.93	7.8	$32,430
Options exercisable as of June 30, 2026	5,894,454	$10.33	5.7	$10,528

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2026 was $2.50 per share.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2026:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Number	Fair Value	Value
	of Shares	Per Share	(in thousands)
Outstanding as of December 31, 2025	2,803,231	$3.40
Granted	1,701,792	3.68
Vested	(846,885)	4.47	$2,955
Forfeited and cancelled	(216,875)	3.70
Outstanding as of June 30, 2026	3,441,263	$3.25

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations and comprehensive loss included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$(13)	$190	$15	$409
Research and development	784	1,106	1,946	2,291
General and administrative	1,901	1,767	3,909	3,898
Total stock-based compensation expense	$2,672	$3,063	$5,870	$6,598

As of June 30, 2026, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $18.0 million and $9.3 million, respectively, which is expected to be recognized over weighted average periods of 3.0 years and 2.9 years, respectively.

7. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(21,505)	$(15,429)	$(41,329)	$(30,514)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	142,736,848	122,580,967	135,811,921	122,486,162
Net loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.30)	$(0.25)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share because including them would have an anti-dilutive effect. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the three and six months ended June 30, 2026 and 2025, the basic and diluted weighted average shares outstanding included the shares of common stock issuable upon exercise of the outstanding Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the six months ended June 30, 2026 and 2025. All share amounts presented in the table below represent the total number outstanding as of June 30, 2026 and 2025.

	Six Months Ended
	June 30,
	2026	2025
Options to purchase common stock	15,392,992	11,344,962
Restricted stock units	3,441,263	3,585,621
Total potential shares of common stock	18,834,255	14,930,583

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

Supplemental balance sheet information related to operating leases is as follows:

	June 30,	December 31,
(In thousands)	2026	2025
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(2,543)	(2,245)
Other assets	$1,987	$2,285

Current portion of lease liabilities	$588	$551
Other liabilities	1,262	1,565
Total operating lease liabilities	$1,850	$2,116

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million for each of the six months ended June 30, 2026 and 2025.

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

The Company recognized $0.1 million and $0.3 million of licensing revenue during the three and six months ended June 30, 2026, respectively, a portion of which was payable to third parties.

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

The Company recognized $1.1 million and $1.3 million of licensing revenue during the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $2.3 million during the six months ended June 30, 2026 and 2025, respectively, all of which was payable to third parties.

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

As of June 30, 2026 and December 31, 2025, the balance of the Company’s contingent consideration liability was $11.3 million and $11.0 million, respectively (see Note 3).

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognized $1.0 million of non-cash royalty income for each of the three months ended June 30, 2026 and 2025, and $1.8 million for each of the six months ended June 30, 2026 and 2025. As of June 30, 2026, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $4.0 million and $14.3 million, respectively. As of December 31, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $3.9 million and $16.2 million, respectively.

11. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and six months ended June 30, 2026 and 2025. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Contract research	$356	$442	$893	$887
Licensing revenue	1,273	1,335	2,732	2,345
Total revenue	1,629	1,777	3,625	3,232
Cost of revenue	218	515	613	1,021
Research and development:
Bosakitug	3,335	2,847	6,476	6,231
ATI-052	4,899	1,418	8,080	2,037
Modzatinib	370	1,118	861	2,926
ATI-9494	3,056	871	5,281	1,549
Discovery	1,972	749	3,411	1,417
Total research and development project expense(1)	13,632	7,003	24,109	14,160
Personnel	3,036	2,984	6,317	5,911
Other research and development(2)	1,398	1,462	3,297	2,962
Total research and development	18,066	11,449	33,723	23,033
General and administrative(3)	6,048	5,386	12,791	11,525
Licensing	1,235	1,335	2,628	2,345
Revaluation of contingent consideration	300	1,500	300	1,800
Segment operating loss	$(24,238)	$(18,408)	$(46,430)	$(36,492)
Other income	2,733	2,979	5,101	5,978
Segment loss before income taxes	$(21,505)	$(15,429)	$(41,329)	$(30,514)
(1)	Research and development expenses primarily consist of direct costs incurred to specific programs, including costs to conduct clinical trials and to manufacture clinical drug supply.
(2)	Other research and development expenses primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, as well as stock-based compensation.
(3)	General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions, as well as facility-related costs, professional fees, business development costs, insurance costs, and travel expenses.

13. Subsequent Events

In July 2026, the Company sold an aggregate of 7.3 million shares of its common stock for gross proceeds of $40.2 million, pursuant to the amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as sales agents, dated February 27, 2025. The Company paid selling commissions and other fees of $1.2 million in connection with the sales.

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

Biologics

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

In June 2025, we initiated a Phase 2 trial to evaluate the efficacy, safety, tolerability, pharmacokinetics (“PK”) and pharmacodynamics (“PD”) of bosakitug compared to placebo in 109 patients with moderate to severe atopic dermatitis. The primary endpoint is percent change from baseline in EASI at week 24. Secondary endpoints at week 24 include EASI response (EASI-50, EASI-75, EASI-90), validated IGA response, body surface area (“BSA”) response, and Peak Pruritus Numerical Rating Scale (“PP-NRS”) score, relative to baseline. We expect to announce top-line data in the fourth quarter of 2026.

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

We initiated a Phase 1b proof-of-concept trial with ATI-052 in atopic dermatitis in January 2026 and a Phase 1b proof-of-concept trial in asthma in February 2026, with top-line data from both studies expected in the second half of 2026. We plan to initiate a Phase 2b program for ATI-052, commencing with a Phase 2b trial in asthma in the fourth quarter of 2026. We also expect to commence startup activities for a Phase 2b trial in atopic dermatitis and for a proof-of-concept trial in eosinophilic esophagitis.

Kinase Inhibitors

Modzatinib, an Investigational, Oral Covalent ITK/JAK3 Inhibitor

Modzatinib (ATI-2138) is a highly potent and selective novel investigational dual inhibitor of interleukin-2-inducible T cell kinase (“ITK”) and Janus kinase 3 (“JAK3”) for the potential treatment of T cell-mediated autoimmune diseases. The unique dual pharmacology of modzatinib regulates T cell development and function both upstream (ITK) and downstream (JAK3), inhibiting both TCR-mediated and cytokine-mediated activation of T cells, which may provide a more potent and complete anti-inflammatory response.

In July 2025, we announced positive top-line results from our open-label, single-arm Phase 2a trial of modzatinib in patients with moderate to severe atopic dermatitis. The trial met the primary and key secondary safety, efficacy, and pharmacodynamic endpoints. Modzatinib demonstrated near complete and sustained inhibition and occupancy of ITK. Proteome and transcriptome lesional skin tape strip analyses showed significant reductions of multiple inflammatory pathways associated with ITK, including strong downregulation of Th2, Th17, and TCR pathways, along with the Th1 pathway and fibrosis-related markers.

In April 2026, we announced plans to conduct a phased multi-part Phase 2b basket study of modzatinib in the three most common subtypes of lichen planus: erosive mucosal, cutaneous and lichen planopilaris. Lichen planus is an unaddressed chronic, inflammatory, CD8 cytotoxic T-cell-driven interface dermatitis. We expect to initiate Part A (erosive mucosal; cutaneous) of this trial in the fourth quarter of 2026 and intend to initiate Part B (lichen planopilaris) soon thereafter. We are also exploring the potential of modzatinib in additional indications that are relevant to the dual pharmacology and mechanism of action, including other inflammatory disorders.

ATI-9494, an Investigational, Oral Covalent ITK Inhibitor, and Other JAK-Sparing ITK Inhibitors

We are developing ATI-9494, a highly potent, oral, covalent, investigational dual inhibitor of ITK and Resting Lymphocyte Kinase (TXK), and other covalent JAK-sparing ITK inhibitors with differentiated pharmacological properties and selectivity profiles. These inhibitors have the potential to differentially modulate T cell biology across a broad range of disease indications with extended half-lives and potential best-in-class potency, ITK occupancy, and ITK activation at low doses. We expect to file an IND application for ATI-9494 in the fourth quarter of 2026.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $41.3 million for the six months ended June 30, 2026 and $64.9 million for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $1.0 billion. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development. In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

As partial consideration for the rights and licenses under the Biosion Agreements, we, in the aggregate, (i) paid $30.0 million in upfront cash consideration, plus $4.5 million for the reimbursement of certain development costs, (ii) issued warrants (the “Warrants”) to purchase 14,281,985 shares of our common stock and (iii) paid $6.2 million for the reimbursement of certain development costs and drug product material. As of June 30, 2026, Warrants exercisable for 3,000,000 shares of our common stock remained unexercised.

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

We recognized $1.0 million of non-cash royalty income related to the OMERS agreement for each of the three months ended June 30, 2026 and 2025, and $1.8 million for each of the six months ended June 30, 2026 and 2025.

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

We recognized $0.1 million and $0.3 million of licensing revenue related to the Sun Pharma agreement during the three and six months ended June 30, 2026, respectively, a portion of which was payable to third parties.

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

We recognized $1.1 million and $1.3 million of licensing revenue related to the Lilly agreement during the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $2.3 million during the six months ended June 30, 2026 and 2025, respectively, all of which was payable to third parties.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at June 30, 2026. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of June 30, 2026, the discount rate ranged between 7.5% and 9.5% depending on the year of each potential payment.

During the six months ended June 30, 2026, we recorded a charge to the contingent consideration liability of $0.3 million, which was primarily due to changes in estimated sales levels and the passage of time, partially offset by changes to market rates.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues:
Contract research	$356	$442	$(86)	$893	$887	$6
Licensing	1,273	1,335	(62)	2,732	2,345	387
Total revenue	1,629	1,777	(148)	3,625	3,232	393

Costs and expenses:
Cost of revenue	218	515	(297)	613	1,021	(408)
Research and development	18,066	11,449	6,617	33,723	23,033	10,690
General and administrative	6,048	5,386	662	12,791	11,525	1,266
Licensing	1,235	1,335	(100)	2,628	2,345	283
Revaluation of contingent consideration	300	1,500	(1,200)	300	1,800	(1,500)
Total costs and expenses	25,867	20,185	5,682	50,055	39,724	10,331
Loss from operations	(24,238)	(18,408)	(5,830)	(46,430)	(36,492)	(9,938)

Other income:
Interest income	1,761	2,018	(257)	3,275	4,184	(909)
Non-cash royalty income	972	961	11	1,826	1,794	32
Total other income	2,733	2,979	(246)	5,101	5,978	(877)
Net loss	$(21,505)	$(15,429)	$(6,076)	$(41,329)	$(30,514)	$(10,815)

Revenue

Contract research

The decrease in contract research revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was driven by lower overall hours billed, which was partially offset by a higher average billing rate.

Licensing

The increase in licensing revenue during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to higher royalties earned under the Lilly and Sun Pharma license agreements.

Costs and Expenses

Cost of Revenue

The decrease in cost of revenue for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was driven by a decrease in personnel-related costs.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Bosakitug	$3,335	$2,847	$488	$6,476	$6,231	$245
ATI-052	4,899	1,418	3,481	8,080	2,037	6,043
Modzatinib	370	1,118	(748)	861	2,926	(2,065)
ATI-9494	3,056	871	2,185	5,281	1,549	3,732
Discovery	1,972	749	1,223	3,411	1,417	1,994
Other research and development	614	356	258	1,351	671	680
Personnel	3,036	2,984	52	6,317	5,911	406
Stock-based compensation	784	1,106	(322)	1,946	2,291	(345)
Total research and development expenses	$18,066	$11,449	$6,617	$33,723	$23,033	$10,690

Bosakitug

The increase in expenses for bosakitug for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to an increase in clinical development expenses associated with a Phase 2 trial in atopic dermatitis, partially offset by lower product candidate manufacturing costs.

ATI-052

The increase in expenses for ATI-052 for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to an increase in product candidate manufacturing costs and clinical development expenses associated with a Phase 1a program, as well as Phase 1b programs in atopic dermatitis and asthma, partially offset by a decrease in preclinical development expenses associated with toxicity studies.

Modzatinib

The decrease in expenses for modzatinib during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to a decrease in preclinical development expenses associated with toxicity studies and clinical development expenses associated with a Phase 2a trial in atopic dermatitis, which was completed in July 2025, partially offset by an increase in product candidate manufacturing costs.

ATI-9494

The increase in expenses for ATI-9494 during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to an increase in product candidate manufacturing costs and preclinical development expenses associated with toxicity studies to support IND enabling studies.

Discovery

The increase in discovery expenses during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to increased investment in JAK-sparing ITK inhibitors.

Other research and development

The increase in other research and development expenses during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to an increase in consulting costs associated with our clinical programs.

Personnel and stock-based compensation

The increase in personnel expenses during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to higher headcount. The decrease in stock-based compensation expense during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to the full amortization of awards granted in prior periods.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Personnel	$2,034	$1,852	$182	$4,193	$3,737	$456
Professional and legal fees	1,135	800	335	2,714	1,917	797
Facility and support services	649	627	22	1,272	1,224	48
Other general and administrative	329	340	(11)	703	749	(46)
Stock-based compensation	1,901	1,767	134	3,909	3,898	11
Total general and administrative expenses	$6,048	$5,386	$662	$12,791	$11,525	$1,266

Personnel

The increase in personnel expenses during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to higher headcount.

Professional and legal fees

The increase in professional and legal fees during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily due to higher compliance and business development-related expenses during the three and six months ended June 30, 2026.

Licensing

The increase in licensing expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was due to higher royalties earned under the Lilly and Sun Pharma license agreements.

Revaluation of Contingent Consideration

The revaluation of contingent consideration loss decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 mainly due to changes to the probability of success for certain product candidates and lower discount rates being applied to potential payments during the three and six months ended June 30, 2025.

Other Income

Interest Income

Interest income decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due to a lower average investment balance and lower interest rates during the three and six months ended June 30, 2026.

Non-cash Royalty Income

Non-cash royalty income was consistent during the three and six months ended June 30, 2026 and June 30, 2025 and includes income related to the proceeds from the sale of a portion of our OLUMIANT® royalty payments to OMERS in July 2024.

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $170.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation. Subsequent to June 30, 2026, we raised aggregate gross proceeds of $40.2 million through our at-the-market facility.

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

Cash Flows

Cash and cash equivalents were $19.2 million as of June 30, 2026 compared to $20.0 million as of December 31, 2025. We also had $151.5 million in short- and long-term marketable securities as of June 30, 2026 compared to $131.4 million as of December 31, 2025.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Cash and cash equivalents beginning balance	$19,960	$24,570
Net cash used in operating activities	(37,996)	(23,050)
Net cash (used in) provided by investing activities	(20,669)	24,166
Net cash provided by (used in) financing activities	57,872	(284)
Cash and cash equivalents ending balance	$19,167	$25,402

Operating Activities

Cash flow related to operating activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Net loss	$(41,329)	$(30,514)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	6,379	8,640
Change in accounts receivable, prepaid expenses and other assets	(477)	7,155
Change in accounts payable and accrued expenses	(743)	(6,536)
Change in deferred income	(1,826)	(1,795)
Net cash used in operating activities	$(37,996)	$(23,050)

Net cash used in operating activities increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily as a result of higher net losses after adjusting for non-cash items during the six months ended June 30, 2026, as well as an increase in cash used for accounts payable and accrued expenses, after adjusting for the receipt and corresponding payment of a third-party milestone during the six months ended June 30, 2025.

Investing Activities

Cash flow related to investing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Purchases of property and equipment	$(71)	$(64)
Purchases of marketable securities	(60,598)	(29,926)
Proceeds from sales and maturities of marketable securities	40,000	54,989
Payments of deferred transaction consideration for in-licensed assets	—	(833)
Net cash (used in) provided by investing activities	$(20,669)	$24,166

The change in net cash used in investing activities for the six months ended June 30, 2026 compared to the net cash provided by investing activities for the six months ended June 30, 2025 resulted primarily from greater purchases of marketable securities and lower proceeds from sales and maturities of marketable securities during the six months ended June 30, 2026.

Financing Activities

Cash flow related to financing activities was the result of:

	Six Months Ended
	June 30,
(In thousands)	2026	2025
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	$57,880	$—
Payments of employee withholding taxes related to restricted stock unit award vesting	(273)	(284)
Proceeds from exercise of employee stock options and the issuance of stock	265	—
Net cash provided by (used in) financing activities	$57,872	$(284)

The change in net cash provided by financing activities for the six months ended June 30, 2026 compared to net cash used in financing activities for the six months ended June 30, 2025 was primarily due to proceeds from sales under our at-the-market sales agreement in March 2026.

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

Our aggregate remaining lease payment obligation for these two spaces was $2.1 million as of June 30, 2026.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of June 30, 2026, the balance of our contingent consideration liability was $11.3 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

ACLARIS THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: August 6, 2026	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)