Form 10-Q
period 2026-09-30
Aclaris Therapeutics, Inc.
filed 2026-11-05
CIK 1557746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of outstanding shares of the registrant’s common stock, par value $0.00001 per share, as of the close of business on October 30, 2026 was 158,612,149.

ACLARIS THERAPEUTICS, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$20,394	$19,960
Short-term marketable securities	93,900	70,791
Accounts receivable, prepaid expenses and other current assets	8,938	5,565
Total current assets	123,232	96,316
Marketable securities	90,313	60,612
Property and equipment, net	624	761
Other assets	1,988	2,771
Total assets	$216,157	$160,460
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,073	$13,158
Accrued expenses	8,373	8,791
Deferred income	3,966	3,943
Other current liabilities	2,810	2,753
Total current liabilities	24,222	28,645
Other liabilities	1,102	1,565
Deferred income, net of current portion	13,334	16,168
Contingent consideration	10,700	11,000
Total liabilities	49,358	57,378
Stockholders’ Equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized and no shares issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 400,000,000 shares authorized at September 30, 2026 and December 31, 2025; 150,825,196 and 120,499,433 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid‑in capital	1,195,541	1,070,255
Accumulated other comprehensive (loss) income	(1,120)	610
Accumulated deficit	(1,027,623)	(967,784)
Total stockholders’ equity	166,799	103,082
Total liabilities and stockholders’ equity	$216,157	$160,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Contract research	$300	$485	$1,193	$1,372
Licensing	1,181	2,814	3,913	5,159
Total revenue	1,481	3,299	5,106	6,531

Costs and expenses:
Cost of revenue	189	538	802	1,559
Research and development	16,066	13,028	49,789	36,061
General and administrative	6,038	4,871	18,829	16,396
Licensing	1,132	1,911	3,760	4,256
Revaluation of contingent consideration	(600)	100	(300)	1,900
Total costs and expenses	22,825	20,448	72,880	60,172
Loss from operations	(21,344)	(17,149)	(67,774)	(53,641)

Other income:
Interest income	1,849	1,819	5,124	6,003
Non-cash royalty income	985	716	2,811	2,510
Total other income	2,834	2,535	7,935	8,513
Net loss	$(18,510)	$(14,614)	$(59,839)	$(45,128)
Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.43)	$(0.37)
Weighted average common shares outstanding, basic and diluted	149,449,067	122,619,311	140,407,589	122,531,032

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $0	$(816)	$115	$(1,730)	$500
Total other comprehensive (loss) income	(816)	115	(1,730)	500
Comprehensive loss	$(19,326)	$(14,499)	$(61,569)	$(44,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	120,499,433	$1	$1,070,255	$610	$(967,784)	$103,082
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	744,453	—	(99)	—	—	(99)
Issuance of common stock under at-the-market sales agreement, net of offering costs of $1,884	18,408,963	—	57,880	—	—	57,880
Unrealized loss on marketable securities	—	—	—	(588)	—	(588)
Stock-based compensation expense	—	—	3,198	—	—	3,198
Net loss	—	—	—	—	(19,824)	(19,824)
Balance at March 31, 2026	139,652,849	$1	$1,131,234	$22	$(987,608)	$143,649
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	171,424	—	91	—	—	91
Unrealized loss on marketable securities	—	—	—	(326)	—	(326)
Stock-based compensation expense	—	—	2,672	—	—	2,672
Net loss	—	—	—	—	(21,505)	(21,505)
Balance at June 30, 2026	139,824,273	$1	$1,133,997	$(304)	$(1,009,113)	$124,581
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	173,906	—	160	—	—	160
Issuance of common stock under at-the-market sales agreement, net of offering costs of $1,897	10,827,017	—	58,365	—	—	58,365
Unrealized loss on marketable securities	—	—	—	(816)	—	(816)
Stock-based compensation expense	—	—	3,019	—	—	3,019
Net loss	—	—	—	—	(18,510)	(18,510)
Balance at September 30, 2026	150,825,196	$1	$1,195,541	$(1,120)	$(1,027,623)	$166,799

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Capital	Income	Deficit	Equity
Balance at December 31, 2024	107,850,124	$1	$1,058,317	$97	$(902,861)	$155,554
Issuance of common stock in connection with vesting of restricted stock units	415,405	—	(275)	—	—	(275)
Unrealized gain on marketable securities	—	—	—	337	—	337
Stock-based compensation expense	—	—	3,535	—	—	3,535
Net loss	—	—	—	—	(15,085)	(15,085)
Balance at March 31, 2025	108,265,529	$1	$1,061,577	$434	$(917,946)	$144,066
Issuance of common stock in connection with vesting of restricted stock units	63,265	—	(9)	—	—	(9)
Unrealized gain on marketable securities	—	—	—	48	—	48
Stock-based compensation expense	—	—	3,063	—	—	3,063
Net loss	—	—	—	—	(15,429)	(15,429)
Balance at June 30, 2025	108,328,794	$1	$1,064,631	$482	$(933,375)	$131,739
Issuance of common stock in connection with exercise of stock options and vesting of restricted stock units	13,798	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	115	—	115
Stock-based compensation expense	—	—	2,860	—	—	2,860
Net loss	—	—	—	—	(14,614)	(14,614)
Balance at September 30, 2025	108,342,592	$1	$1,067,491	$597	$(947,989)	$120,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACLARIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(59,839)	$(45,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	352
Stock-based compensation expense	8,889	9,458
Revaluation of contingent consideration	(300)	1,900
Changes in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(3,383)	6,810
Accounts payable	(4,117)	4,484
Accrued expenses and other liabilities	(824)	(9,348)
Deferred income	(2,811)	(2,510)
Net cash used in operating activities	(62,076)	(33,982)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(87)
Purchases of marketable securities	(113,803)	(35,124)
Proceeds from sales and maturities of marketable securities	60,000	74,040
Payments of deferred transaction consideration for in-licensed assets	—	(833)
Net cash (used in) provided by investing activities	(53,887)	37,996
Cash flows from financing activities:
Payment of deferred transaction consideration for in-licensed assets	—	(3,044)
Payments of employee withholding taxes related to restricted stock unit award vesting	(336)	(284)
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	116,245	—
Proceeds from exercise of employee stock options and the issuance of stock	488	—
Net cash provided by (used in) financing activities	116,397	(3,328)
Net increase in cash and cash equivalents	434	686
Cash and cash equivalents at beginning of period	19,960	24,570
Cash and cash equivalents at end of period	$20,394	$25,256

Supplemental disclosure of non-cash investing activities:
Additions to property and equipment included in accounts payable	$32	$12

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

Liquidity

The Company’s condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $204.6 million and an accumulated deficit of $1.0 billion. Since inception, the Company has incurred net losses and negative cash flows from its operations. There can be no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. In addition, development activities, including clinical and preclinical testing of the Company’s product candidates, will require significant additional financing. The future viability of the Company is dependent on its ability to successfully develop its product candidates and to generate revenue from identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize its development assets or to raise additional capital to finance its operations. The Company will require additional capital to develop its product candidates and to support its discovery efforts.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (“Annual Report”) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, its changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”).  The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The unaudited interim financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Annual Report.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in the Company’s estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at September 30, 2026. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of September 30, 2026, the discount rate ranged between 7.8% and 10.5% depending on the year of each potential payment.

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

Discontinued Operations

As of September 30, 2026 and December 31, 2025, the Company had $2.2 million in discontinued operations reported as other current liabilities in the Company’s condensed consolidated balance sheet, related to discontinued commercial products.

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This standard clarifies interim disclosure requirements and the applicability of Topic 270. The ASU becomes effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the fair value measurements of the Company’s financial assets and liabilities which are measured at fair value on a recurring and non-recurring basis, and indicate the level of the fair value hierarchy utilized to determine such fair values:

	September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$19,929	$—	$—	$19,929
Marketable securities	—	184,213	—	184,213
Total assets	$19,929	$184,213	$—	$204,142

Liabilities:
Contingent consideration	$—	$—	$10,700	$10,700
Total liabilities	$—	$—	$10,700	$10,700

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$16,302	$—	$—	$16,302
Marketable securities	—	131,403	—	131,403
Total assets	$16,302	$131,403	$—	$147,705

Liabilities:
Contingent consideration	$—	$—	$11,000	$11,000
Total liabilities	$—	$—	$11,000	$11,000

As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds, which were valued based upon Level 1 inputs. The Company’s marketable securities as of September 30, 2026 consisted of corporate debt securities, commercial paper, treasury bills, and U.S. government debt securities, which were all valued based upon Level 2 inputs. The Company’s marketable securities as of December 31, 2025 consisted of corporate debt securities and U.S. government debt securities, which were all valued based upon Level 2 inputs.

In determining the fair value of its Level 2 investments, the Company relies on quoted prices for identical securities in markets that are not active. These quoted prices are obtained by the Company with the assistance of a third-party pricing service based on available trade, bid and other observable market data for identical securities. During the three and nine months ended September 30, 2026 and 2025, there were no transfers into or out of Level 3.

The $0.3 million decrease in the fair value of the contingent consideration liability during the nine months ended September 30, 2026 was primarily due to higher discount rates resulting from higher risk-free rates and changes in credit spreads, partially offset by the passage of time.

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s available-for-sale marketable securities by type of security was as follows:

	September 30, 2026
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$113,591	$5	$(938)	$112,658
Commercial paper	4,994	—	—	4,994
Treasury bills	12,823	—	(14)	12,809
U.S. government debt securities(2)	53,925	10	(183)	53,752
Total marketable securities	$185,333	$15	$(1,135)	$184,213
(1)	Included in Corporate debt securities is $70.5 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $19.8 million with maturity dates between one and three years.

	December 31, 2025
		Gross	Gross
	Book	Unrealized	Unrealized	Fair
(In thousands)	Value	Gain	Loss	Value
Marketable securities:
Corporate debt securities(1)	$85,222	$373	$—	$85,595
U.S. government debt securities(2)	45,571	237	—	45,808
Total marketable securities	$130,793	$610	$—	$131,403

(1)	Included in Corporate debt securities is $45.4 million with maturity dates between one and three years.
(2)	Included in U.S. government debt securities is $15.2 million with maturity dates between one and three years.

4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Employee compensation expenses	$4,055	$5,298
Research and development expenses	2,561	1,612
Licensing expenses	1,311	1,377
Other expenses	446	504
Total accrued expenses	$8,373	$8,791

5. Stockholders’ Equity

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation (the “Charter”) authorized the Company to issue 10,000,000 shares of undesignated preferred stock.  There were no shares of preferred stock outstanding as of September 30, 2026 or December 31, 2025.

Common Stock

As of September 30, 2026 and December 31, 2025, the Company’s Charter authorized the Company to issue 400,000,000 shares of $0.00001 par value common stock. There were 150,825,196 and 120,499,433 shares of common stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to any preferential dividend rights of any series of preferred stock that may be outstanding. No dividends have been declared through September 30, 2026.

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

As of September 30, 2026, 3,000,000 Warrants were unexercised.

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

In July 2026, the Company sold an aggregate of 7.3 million shares of its common stock for gross proceeds of $40.2 million, pursuant to an amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as sales agents, dated February 27, 2025. The Company paid selling commissions and other fees of $1.2 million in connection with the sales.

In September 2026, the Company sold an aggregate of 3.6 million shares of its common stock for gross proceeds of $20.0 million, pursuant to a second amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as sales agents, dated August 6, 2026. The Company paid selling commissions and other fees of $0.6 million in connection with the sales.

6. Stock-Based Awards

2025 Equity Incentive Plan

In April 2025, the Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), and in June 2025, the Company’s stockholders approved the 2025 Plan. Upon the 2025 Plan becoming effective, no further grants can be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The 2025 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, cash-based awards, and other stock-based awards. The number of shares initially reserved for issuance under the 2025 Plan was 25,532,993 shares of common stock, which includes (i) 9,000,000 new shares of common stock, (ii) 3,957,232 shares of common stock that remained available for future grant under the 2015 Plan upon adoption of the 2025 Plan and (iii) up to 12,575,761 shares of common stock underlying outstanding awards under the 2015 Plan and the former 2012 Equity Compensation Plan, which may become available for issuance under the 2025 Plan if and as such awards expire, are otherwise terminated, settled in cash, or repurchased by the Company. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2025 Plan will be added back to the shares of common stock available for issuance under the 2025 Plan. As of September 30, 2026, 6,773,186 shares remained available for grant under the 2025 Plan. The Company had 5,825,335 stock options and 1,938,142 RSUs outstanding as of September 30, 2026 under the 2025 Plan.

2024 Inducement Plan

In November 2024, the Company’s board of directors adopted the 2024 Inducement Plan (the “2024 Inducement Plan”). The 2024 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The only employees eligible to receive grants of awards under the 2024 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq rules, generally including individuals who were not previously an employee or director of the Company. Under the terms of the 2024 Inducement Plan, the Company may grant up to 2,000,000 shares of common stock pursuant to nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards. The shares of common stock underlying any awards that expire, or are otherwise terminated, settled in cash or repurchased by the Company under the 2024 Inducement Plan will be added back to the shares of common stock available for issuance under the 2024 Inducement Plan. As of September 30, 2026, 502,830 shares remained available for grant under the 2024 Inducement Plan. The Company had 1,172,000 stock options and 250,875 RSUs outstanding as of September 30, 2026 under the 2024 Inducement Plan.

2017 Inducement Plan

In July 2017, the Company’s board of directors adopted the 2017 Inducement Plan (the “2017 Inducement Plan”). The 2017 Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. The Company had 261,500 stock options outstanding as of September 30, 2026 under the 2017 Inducement Plan. All shares of common stock that were eligible for issuance under the 2017 Inducement Plan after October 1, 2018, including any shares underlying any awards that expire or are otherwise terminated, reacquired to satisfy tax withholding obligations, settled in cash or repurchased by the Company in the future that would have been eligible for re-issuance under the 2017 Inducement Plan, were retired.

2015 Equity Incentive Plan

In September 2015, the Company’s board of directors adopted the 2015 Plan, and the Company’s stockholders approved the 2015 Plan. The 2015 Plan became effective in connection with the Company’s initial public offering in October 2015. Upon the 2025 Plan becoming effective, no further grants can be made under the 2015 Plan. The Company had 7,823,282 stock options and 1,308,456 RSUs outstanding as of September 30, 2026 under the 2015 Plan.

Stock Option Valuation

The weighted average assumptions the Company used to estimate the fair value of stock options granted during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rate	3.99%	4.28%
Expected term (in years)	6.2	6.2
Expected volatility	72.19%	82.77%
Expected dividend yield	0%	0%

The Company recognizes compensation expense for awards over their vesting period. Compensation expense for awards includes the impact of forfeitures in the period when they occur.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2026:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number	Exercise	Term	Value
	of Shares	Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	11,269,399	$6.72	7.7	$8,597
Granted	4,959,525	3.78
Exercised	(287,425)	1.70		913
Forfeited and cancelled	(859,382)	10.01
Outstanding as of September 30, 2026	15,082,117	$5.66	7.8	$31,555
Options vested and expected to vest as of September 30, 2026	15,082,117	$5.66	7.8	$31,555
Options exercisable as of September 30, 2026	5,608,491	$9.72	6.0	$10,468

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2026 was $2.55 per share.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2026:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
	Number	Fair Value	Value
	of Shares	Per Share	(in thousands)
Outstanding as of December 31, 2025	2,803,231	$3.40
Granted	1,811,643	3.80
Vested	(894,251)	4.36	3,209
Forfeited and cancelled	(223,150)	3.69
Outstanding as of September 30, 2026	3,497,473	$3.34

Stock-Based Compensation

Stock-based compensation expense included in total costs and expenses on the condensed consolidated statement of operations and comprehensive loss included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$4	$191	$19	$600
Research and development	979	964	2,925	3,255
General and administrative	2,036	1,705	5,945	5,603
Total stock-based compensation expense	$3,019	$2,860	$8,889	$9,458

As of September 30, 2026, the Company had unrecognized stock-based compensation expense for stock options and RSUs of $16.6 million and $8.7 million, respectively, each of which is expected to be recognized over a weighted average period of 2.8 years.

7. Net Loss per Share

Basic and diluted net loss per share is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(18,510)	$(14,614)	$(59,839)	$(45,128)
Denominator:
Weighted average shares of common stock outstanding, basic and diluted	149,449,067	122,619,311	140,407,589	122,531,032
Net loss per share, basic and diluted	$(0.12)	$(0.12)	$(0.43)	$(0.37)

The Company’s potentially dilutive securities, which included stock options and RSUs, have been excluded from the computation of diluted net loss per share because including them would have an anti-dilutive effect. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. For the three and nine months ended September 30, 2026 and 2025, the basic and diluted weighted average shares outstanding included the shares of common stock issuable upon exercise of the outstanding Warrants, as there were no outstanding contingencies associated with the vesting or exercisability of the Warrants.

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2026 and 2025. All share amounts presented in the table below represent the total number outstanding as of September 30, 2026 and 2025.

	Nine Months Ended
	September 30,
	2026	2025
Options to purchase common stock	15,082,117	11,454,518
Restricted stock units	3,497,473	3,674,831
Total potential shares of common stock	18,579,590	15,129,349

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

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(In thousands)	2026	2025
Operating Leases:
Gross cost	$4,530	$4,530
Accumulated amortization	(2,697)	(2,245)
Other assets	$1,833	$2,285

Current portion of lease liabilities	$608	$551
Other liabilities	1,102	1,565
Total operating lease liabilities	$1,710	$2,116

Amortization expense related to operating lease right-of-use assets and accretion of operating lease liabilities totaled $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized $0.1 million and $0.4 million of licensing revenue during the three and nine months ended September 30, 2026, respectively, a portion of which was payable to third parties, and $1.5 million of licensing revenue during each of the three and nine months ended September 30, 2025, a portion of which was payable to third parties.

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

The Company recognized $1.1 million and $1.3 million of licensing revenue during the three months ended September 30, 2026 and 2025, respectively, and $3.5 million and $3.6 million during the nine months ended September 30, 2026 and 2025, respectively, all of which was payable to third parties.

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

As of September 30, 2026 and December 31, 2025, the balance of the Company’s contingent consideration liability was $10.7 million and $11.0 million, respectively (see Note 3).

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

The Company evaluated the arrangement and concluded that the proceeds from the sale of future royalties should be recorded as deferred income on the condensed consolidated balance sheet, as the criteria for debt classification were not met in accordance with ASC Topic 470. In particular, the Company does not have significant continuing involvement in the generation of the cash flows due to OMERS and there are no guaranteed rates of return to OMERS. The Company recognized $1.0 million and $0.7 million of non-cash royalty income for the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $4.0 million and $13.3 million, respectively. As of December 31, 2025, the current and non-current portions of the remaining deferred income recognized under the units-of-revenue method were $3.9 million and $16.2 million, respectively.

11. Income Taxes

The Company did not record a federal or state income tax benefit for losses incurred during the three and nine months ended September 30, 2026 and 2025. The Company concluded that it is more likely than not that its deferred tax assets will not be realized which resulted in recording a full valuation allowance during those periods.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Contract research	$300	$485	$1,193	$1,372
Licensing revenue	1,181	2,814	3,913	5,159
Total revenue	1,481	3,299	5,106	6,531
Cost of revenue	189	538	802	1,559
Research and development:
Bosakitug	2,300	3,062	8,776	9,293
ATI-052	5,906	1,837	13,986	3,874
Modzatinib	1,143	1,469	2,004	4,395
ATI-9494	4,676	1,404	9,957	2,953
Discovery	1,484	940	4,895	2,357
Total research and development project expense(1)	15,509	8,712	39,618	22,872
Personnel	3,550	2,993	9,867	8,904
Other research and development(2)	(2,993)	1,323	304	4,285
Total research and development	16,066	13,028	49,789	36,061
General and administrative(3)	6,038	4,871	18,829	16,396
Licensing	1,132	1,911	3,760	4,256
Revaluation of contingent consideration	(600)	100	(300)	1,900
Segment operating loss	$(21,344)	$(17,149)	$(67,774)	$(53,641)
Other income	2,834	2,535	7,935	8,513
Segment loss before income taxes	$(18,510)	$(14,614)	$(59,839)	$(45,128)
(1)	Research and development expenses primarily consist of direct costs incurred to specific programs, including costs to conduct clinical trials and to manufacture clinical drug supply.
(2)	Other research and development expenses primarily consist of indirect costs incurred in support of overall research and development activities and non-specific programs, including activities that benefit multiple programs, as well as stock-based compensation. During the three and nine months ended September 30, 2026, other research and development expenses also included $4.6 million of reimbursements related to previously incurred clinical trial costs.
(3)	General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance and legal functions, as well as facility-related costs, professional fees, business development costs, insurance costs, and travel expenses.

13. Subsequent Events

October 2026 Offering

In October 2026, the Company closed an offering in which it issued and sold 7,785,714 shares of common stock at a price of $3.50 per share and pre-funded warrants to purchase 6,500,000 shares of common stock at a price of $3.49999 per warrant, for aggregate gross proceeds of $50.0 million. Net proceeds from the offering were $46.7 million, after deducting underwriting discounts and commissions and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “may,” “might,” “can,” “will,” “to be,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “likely,” “continue,” “ongoing” or similar expressions, or the negative of such words, are intended to identify “forward-looking statements.” We have based these forward-looking statements on our current expectations and projections about future events. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (“Annual Report”), and in our other filings with the SEC. Statements made herein are as of the date of the filing of this Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

ATI-052, an Investigational, Novel Anti-TSLP and Anti-IL-4Rα Bispecific Antibody

ATI-052 is an investigational, novel, humanized anti-TSLP and anti-interleukin-4 receptor (“IL-4Rα”) bispecific antibody that exhibits high binding affinity to and dual blockade of both the upstream TSLP receptor signal transduction and downstream IL-4Rα activation thereby inhibiting this central proinflammatory pathway. ATI-052 binds TSLP, which sits at the top of the inflammatory cascade; by targeting IL-4Rα, it blocks downstream signaling of both IL-4 and IL-13, two proinflammatory cytokines, which are critical components of Th2-mediated immunity and play a crucial role in the pathogenesis of inflammation and allergic diseases. ATI-052 utilizes the same TSLP antigen-binding fragment (“Fab”) as bosakitug but is engineered to bind more tightly to the neonatal Fc receptor (“FcRn”), potentially extending its half-life. In addition, the AQQ mutation in the Fc limits effector functionality, reducing off-target binding and potential toxicity. ATI-052 has the potential to treat a variety of atopic, immunologic and respiratory diseases. We exclusively license global rights (excluding Greater China) to ATI-052 from Biosion.

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

In October 2026, we announced positive primary analysis results from two randomized, double-blind, placebo-controlled Phase 1b proof-of-concept (“POC”) trials of ATI-052 in patients with atopic dermatitis (“AD”) and asthma.

The Phase 1b POC trial in AD randomized 14 patients with severe AD to receive five weekly doses of 480 mg of ATI-052 or placebo. At day 57, patients in the prespecified per-protocol population (ATI-052, N=9; placebo, N=1) treated with ATI-052 experienced a 45% placebo-adjusted mean improvement from baseline in EASI score, a 78% placebo-adjusted EASI-50 response, and a 43% placebo-adjusted mean improvement in PP-NRS score. Among ATI-052-treated patients who completed the trial through day 57, proteomic analyses showed a 95% overall improvement in lesional skin with immune protein expression resembling that of non-lesional skin. ATI-052 also broadly downregulated inflammatory mediators in AD including Th1, Th2, Th17/Th22, fibrosis/extracellular matrix remodeling and itch-associated pathways, and reduced endogenous serum biomarkers including CCL17, IL-5 and blood eosinophils.

The Phase 1b POC trial in asthma randomized 16 patients with mild-to-moderate asthma and baseline fractional exhaled nitric oxide (“FeNO”) of at least 35 parts per billion to receive a single 480 mg dose of ATI-052 or placebo (ATI-052, N=12; placebo, N=4). At day 15, patients treated with ATI-052 experienced a 59% mean reduction from baseline in FeNO compared with a 15% mean reduction for placebo, and 58% achieved FeNO normalization (25 parts per billion or less). Patients treated with ATI-052 also experienced a 200 mL placebo-adjusted mean improvement in forced expiratory volume in one second (“FEV1”) at day 15.

ATI-052 was well tolerated across both Phase 1b trials and demonstrated a favorable safety profile with no conjunctivitis observed.

We intend to initiate a Phase 2b trial in eosinophilic esophagitis in early 2027. We are also exploring the potential development of ATI-052 in either asthma or AD.

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

We plan to conduct a phased Phase 2b basket study of modzatinib in the three most common subtypes of lichen planus: oral erosive lichen planus, cutaneous lichen planus and lichen planopilaris. Lichen planus is an unaddressed chronic, inflammatory, CD8 cytotoxic T-cell-driven interface dermatitis that affects the skin, mucous membranes, hair follicles and nails. We expect to initiate the Phase 2b trial with the oral erosive lichen planus cohort in the fourth quarter of 2026.

We are also exploring the potential of modzatinib in additional indications that are relevant to the dual pharmacology and mechanism of action, including other inflammatory disorders.

ATI-9494, an Investigational, Oral Covalent ITK Inhibitor, and Other JAK-Sparing ITK Inhibitors

We are developing ATI-9494, a highly potent, oral, covalent, investigational dual inhibitor of ITK and Resting Lymphocyte Kinase (TXK), and other covalent JAK-sparing ITK inhibitors with differentiated pharmacological properties and selectivity profiles. These inhibitors have the potential to differentially modulate T cell biology across a broad range of disease indications with extended half-lives and potential best-in-class potency, ITK occupancy, and ITK activation at low doses. We expect to file an Investigational New Drug (“IND”) application for ATI-9494 in the fourth quarter of 2026.

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

Our discovery efforts to develop multi-specific antibodies are focused on generating antibodies with superior target affinity, specificity, and potency utilizing combinations of (a) two or more clinically validated targets with non-overlapping biology, (b) clinically validated targets with novel biology, and/or (c) synergistic target combinations in an effort to address shortcomings of single drug administration. This complementary approach to our small molecule programs enables us to pursue optimal therapeutic modalities for each target and indication of interest. For example, we are progressing multi-specific antibodies utilizing the bosakitug anti-TSLP binding region paired with binding fragments targeting other undisclosed cytokine signaling pathways.

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

Financial Overview

Since our inception, we have incurred significant net losses. Our net loss was $59.8 million for the nine months ended September 30, 2026 and $64.9 million for the year ended December 31, 2025. As of September 30, 2026, we had an accumulated deficit of $1.0 billion. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical and clinical development. In addition, our product candidates, even if they are approved by regulatory agencies for marketing, may not achieve commercial success. We may also not be successful in identifying and consummating transactions with third-party partners to further develop, obtain marketing approval for and/or commercialize our product candidates. Furthermore, we have incurred and expect to continue to incur significant costs associated with operating as a public company, including legal, accounting, investor relations and other expenses. As a result, we will need substantial additional funding to support our continuing operations.

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

As partial consideration for the rights and licenses under the Biosion Agreements, we, in the aggregate, (i) paid $30.0 million in upfront cash consideration, plus $4.5 million for the reimbursement of certain development costs, (ii) issued warrants (the “Warrants”) to purchase 14,281,985 shares of our common stock and (iii) paid $6.2 million for the reimbursement of certain development costs and drug product material. As of September 30, 2026, Warrants exercisable for 3,000,000 shares of our common stock remained unexercised.

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

We recognized $1.0 million and $0.7 million of non-cash royalty income related to the OMERS agreement for the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively.

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

We recognized $0.1 million and $0.4 million of licensing revenue related to the Sun Pharma agreement during the three and nine months ended September 30, 2026, respectively, a portion of which was payable to third parties, and $1.5 million of licensing revenue during each of the three and nine months ended September 30, 2025, a portion of which was payable to third parties.

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

We recognized $1.1 million and $1.3 million of licensing revenue related to the Lilly agreement during the three months ended September 30, 2026 and 2025, respectively, and $3.5 million and $3.6 million during the nine months ended September 30, 2026 and 2025, respectively, all of which was payable to third parties.

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

Research and Development

Research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses primarily include:

●	expenses incurred under agreements with contract research organizations (“CROs”), as well as clinical trial sites and consultants that conduct our clinical trials and preclinical studies, and investigator-initiated trials;
●	manufacturing scale-up expenses and the cost of acquiring and manufacturing active pharmaceutical ingredients and preclinical and clinical trial materials, including technology transfer expenses;
●	quality assurance and quality control costs;
●	outsourced professional scientific development services;
●	medical affairs expenses related to our product candidates;
●	employee-related expenses, which include salaries, benefits, and stock-based compensation;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
●	laboratory materials and supplies used to support our research activities.

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

The fair value of contingent consideration is estimated using a probability-weighted expected payment model for regulatory milestone payments and a Monte Carlo simulation model for commercial milestone and royalty payments and then applying a risk-adjusted discount rate to calculate the present value of the potential payments. Significant assumptions used in our estimates include the probability of achieving regulatory milestones and commencing commercialization (collectively referred to as “probability of success”), which are based on an asset’s current stage of development and a review of existing clinical data. Probability of success assumptions ranged between 21% and 40% at September 30, 2026. Additionally, estimated future sales levels and the risk-adjusted discount rate applied to the potential payments are also significant assumptions used in calculating the fair value. As of September 30, 2026, the discount rate ranged between 7.8% and 10.5% depending on the year of each potential payment.

During the nine months ended September 30, 2026, we recorded a gain to the contingent consideration liability of $0.3 million, which was primarily due to higher discount rates resulting from higher risk-free rates and changes in credit spreads.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues:
Contract research	$300	$485	$(185)	$1,193	$1,372	$(179)
Licensing	1,181	2,814	(1,633)	3,913	5,159	(1,246)
Total revenue	1,481	3,299	(1,818)	5,106	6,531	(1,425)

Costs and expenses:
Cost of revenue	189	538	(349)	802	1,559	(757)
Research and development	16,066	13,028	3,038	49,789	36,061	13,728
General and administrative	6,038	4,871	1,167	18,829	16,396	2,433
Licensing	1,132	1,911	(779)	3,760	4,256	(496)
Revaluation of contingent consideration	(600)	100	(700)	(300)	1,900	(2,200)
Total costs and expenses	22,825	20,448	2,377	72,880	60,172	12,708
Loss from operations	(21,344)	(17,149)	(4,195)	(67,774)	(53,641)	(14,133)

Other income:
Interest income	1,849	1,819	30	5,124	6,003	(879)
Non-cash royalty income	985	716	269	2,811	2,510	301
Total other income	2,834	2,535	299	7,935	8,513	(578)
Net loss	$(18,510)	$(14,614)	$(3,896)	$(59,839)	$(45,128)	$(14,711)

Revenue

Contract research

The decrease in contract research revenue for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was driven by lower overall hours billed, which was partially offset by a higher average billing rate.

Licensing

The decrease in licensing revenue during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to a sales milestone achieved under the Sun Pharma license agreement during the three and nine months ended September 30, 2025.

Costs and Expenses

Cost of Revenue

The decrease in cost of revenue for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was driven by a decrease in personnel-related costs.

Research and Development

The following table summarizes our research and development expenses by product candidate or, for unallocated expenses, by type:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Bosakitug	$2,300	$3,062	$(762)	$8,776	$9,293	$(517)
ATI-052	5,906	1,837	4,069	13,986	3,874	10,112
Modzatinib	1,143	1,469	(326)	2,004	4,395	(2,391)
ATI-9494	4,676	1,404	3,272	9,957	2,953	7,004
Discovery	1,484	940	544	4,895	2,357	2,538
Other research and development	(3,972)	359	(4,331)	(2,621)	1,030	(3,651)
Personnel	3,550	2,993	557	9,867	8,904	963
Stock-based compensation	979	964	15	2,925	3,255	(330)
Total research and development expenses	$16,066	$13,028	$3,038	$49,789	$36,061	$13,728

Bosakitug

The decrease in expenses for bosakitug for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to lower product candidate manufacturing costs. The decrease in expenses for the nine month period was partially offset by higher clinical development expenses associated with a Phase 2 trial in atopic dermatitis.

ATI-052

The increase in expenses for ATI-052 for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to an increase in product candidate manufacturing costs and clinical development expenses associated with Phase 1b programs in atopic dermatitis and asthma.

Modzatinib

The decrease in expenses for modzatinib during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to a decrease in preclinical development expenses associated with toxicity studies and clinical development expenses associated with a Phase 2a trial in atopic dermatitis, which was completed in July 2025, partially offset by an increase in clinical development expenses associated with a Phase 2b trial in lichen planus.

ATI-9494

The increase in expenses for ATI-9494 during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to an increase in product candidate manufacturing costs and preclinical development expenses associated with toxicity studies to support IND enabling studies.

Discovery

The increase in discovery expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to investment in JAK-sparing ITK inhibitors.

Other research and development

The decrease in other research and development expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to the recognition of reimbursements related to previously incurred clinical trial costs, partially offset by an increase in consulting costs associated with our clinical programs.

Personnel and stock-based compensation

The increase in personnel expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to higher headcount. The decrease in stock-based compensation expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to the full amortization of awards granted in prior periods.

General and Administrative

The following table summarizes our general and administrative expenses:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Personnel	$2,016	$1,930	$86	$6,209	$5,667	$542
Professional and legal fees	1,006	771	235	3,720	2,688	1,032
Facility and support services	644	707	(63)	1,916	1,931	(15)
Other general and administrative	336	(242)	578	1,039	507	532
Stock-based compensation	2,036	1,705	331	5,945	5,603	342
Total general and administrative expenses	$6,038	$4,871	$1,167	$18,829	$16,396	$2,433

Personnel and stock-based compensation

The increase in personnel expenses during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to higher headcount. The increase in stock-based compensation expense during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was due to higher headcount, partially offset by the full amortization of awards granted in prior periods.

Professional and legal fees

The increase in professional and legal fees during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to higher securities, compliance, and business development-related expenses during the three and nine months ended September 30, 2026.

Other general and administrative

The increase in other general and administrative expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to the sale of our bankruptcy claims against EPI Health during the three and nine months ended September 30, 2025.

Licensing

The decrease in licensing expense during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily due to a sales milestone achieved under the Sun Pharma license agreement during the three and nine months ended September 30, 2025, a portion of which was due to third parties.

Revaluation of Contingent Consideration

The change from a loss on revaluation of contingent consideration during the three months ended September 30, 2025 to a gain during the three months ended September 30, 2026 was primarily due to higher discount rates and changes in estimated sales levels during the three months ended September 30, 2026. The change from a loss on revaluation of contingent consideration during the nine months ended September 30, 2025 to a gain during the nine months ended September 30, 2026 was primarily due to changes to the probability of success for certain product candidates during the nine months ended September 30, 2025.

Other Income

Interest Income

Interest income decreased during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to a lower average investment balance and lower interest rates during the nine months ended September 30, 2026.

Non-cash Royalty Income

Non-cash royalty income increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to higher income recognized related to the proceeds from the sale of a portion of our OLUMIANT® royalty payments to OMERS in July 2024.

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $204.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards liquidity and capital preservation.

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

In July 2026, we sold an aggregate of 7.3 million shares of our common stock for gross proceeds of $40.2 million, pursuant to an amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., as sales agents, dated February 27, 2025. We paid selling commissions and other fees of $1.2 million in connection with the sales.

In September 2026, we sold an aggregate of 3.6 million shares of our common stock for gross proceeds of $20.0 million, pursuant to a second amended and restated sales agreement with Leerink Partners LLC and Cantor Fitzgerald &

Co., as sales agents, dated August 6, 2026. We paid selling commissions and other fees of $0.6 million in connection with the sales.

October 2026 Offering

In October 2026, we closed an offering in which we issued and sold 7,785,714 shares of common stock at a price of $3.50 per share and pre-funded warrants to purchase 6,500,000 shares of common stock at a price of $3.49999 per warrant, for aggregate gross proceeds of $50.0 million. Net proceeds from the offering were $46.7 million, after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

Cash and cash equivalents were $20.4 million as of September 30, 2026 compared to $20.0 million as of December 31, 2025. We also had $184.2 million in short- and long-term marketable securities as of September 30, 2026 compared to $131.4 million as of December 31, 2025.

The sources and uses of cash that contributed to the change in cash and cash equivalents were:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Cash and cash equivalents beginning balance	$19,960	$24,570
Net cash used in operating activities	(62,076)	(33,982)
Net cash (used in) provided by investing activities	(53,887)	37,996
Net cash provided by (used in) financing activities	116,397	(3,328)
Cash and cash equivalents ending balance	$20,394	$25,256

Operating Activities

Cash flow related to operating activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Net loss	$(59,839)	$(45,128)
Non-cash adjustments to reconcile net loss to net cash used in operating activities	8,898	11,710
Change in accounts receivable, prepaid expenses and other assets	(3,383)	6,810
Change in accounts payable and accrued expenses	(4,941)	(4,864)
Change in deferred income	(2,811)	(2,510)
Net cash used in operating activities	$(62,076)	$(33,982)

Net cash used in operating activities increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily as a result of higher net losses after adjusting for non-cash items during the nine months ended September 30, 2026, as well as a decrease in cash received for accounts receivable, prepaid expenses and other assets, primarily from the receipt of a third-party milestone payment which was payable to third parties during the nine months ended September 30, 2025.

Investing Activities

Cash flow related to investing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Purchases of property and equipment	$(84)	$(87)
Purchases of marketable securities	(113,803)	(35,124)
Proceeds from sales and maturities of marketable securities	60,000	74,040
Payments of deferred transaction consideration for in-licensed assets	—	(833)
Net cash (used in) provided by investing activities	$(53,887)	$37,996

The change in net cash used in investing activities for the nine months ended September 30, 2026 compared to the net cash provided by investing activities for the nine months ended September 30, 2025 resulted primarily from greater purchases of marketable securities and lower proceeds from sales and maturities of marketable securities during the nine months ended September 30, 2026.

Financing Activities

Cash flow related to financing activities was the result of:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025
Payment of deferred transaction consideration for in-licensed assets	$—	$(3,044)
Payments of employee withholding taxes related to restricted stock unit award vesting	(336)	(284)
Proceeds from issuance of common stock under the at-the-market sales agreement, net of issuance costs	116,245	—
Proceeds from exercise of employee stock options and the issuance of stock	488	—
Net cash provided by (used in) financing activities	$116,397	$(3,328)

The change in net cash provided by financing activities for the nine months ended September 30, 2026 compared to net cash used in financing activities for the nine months ended September 30, 2025 was primarily due to proceeds from sales under our at-the-market sales agreement during the nine months ended September 30, 2026.

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

As a publicly traded company, we incur and will continue to incur significant legal, accounting and other similar expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and the Nasdaq Stock Market LLC, require public companies to implement specified corporate governance practices that could increase our compliance costs.

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

Our aggregate remaining lease payment obligation for these two spaces was $2.0 million as of September 30, 2026.

Agreement and Plan of Merger with Confluence

We have agreed to certain payment obligations in accordance with and subject to the terms of the Confluence Agreement (see “Overview—Acquisition and License Agreements—Agreement and Plan of Merger with Confluence”). As of September 30, 2026, the balance of our contingent consideration liability was $10.7 million.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as set forth in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

10.1

Second Amended and Restated Sales Agreement, dated August 6, 2026, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37581), filed with the SEC on August 6, 2026).

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

ACLARIS THERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ Neal Walker
Neal Walker
Chief Executive Officer
(On behalf of the Registrant)

Date: November 5, 2026	By:	/s/ Kevin Balthaser
Kevin Balthaser
Chief Financial Officer
(Principal Financial Officer)